Form 10-K
period 1994-06-30
DELTA NATURAL GAS CO INC
filed 1994-09-08
CIK 277375

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994.

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

Commission file number 0-8788.

           DELTA NATURAL GAS COMPANY, INC.__________
(Exact name of registrant as specified in its charter)

  ________KENTUCKY_______  ___________61-0458329_____________
  (State of Incorporation) (IRS Employer Identification Number)

3617 Lexington Road, Winchester, Kentucky          40391___
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code 606-744-6171.

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
        Title of each class                    on which registered

        _______None________                  __________None________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $1 Par Value

(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K    [X]

               As of August 18, 1994, Delta Natural Gas Company, Inc. had outstanding 1,842,618 shares of common stock $1 Par Value, and the aggregate market value of the voting stock held by non-affiliates was approximately $32,706,469.

DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 1994, is incorporated by reference in Part III of this Report.

TABLE OF CONTENTS

                                                             Page Number
PART I
        Item 1.          Business                                 1

                         General                                  1
                         Gas Operations and Supply                1
                         Regulatory Matters                       5
                         Capital Expenditures                     7
                         Employees                                7
                         Consolidated Statistics                  8

        Item 2.          Properties                               9

        Item 3.          Legal Proceedings                       10

        Item 4.          Submission of Matters to a Vote of
                         Security Holders                        10

PART II
        Item 5.          Market for Registrant's Common Equity
                         and Related Stockholder Matters         10

        Item 6.          Selected Financial Data                 12

        Item 7.          Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                           13

        Item 8.          Financial Statements and Supplementary
                         Data                                    17

        Item 9.          Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosures                   18

PART III
        Item 10.         Directors and Executive Officers of
                         the Registrant                          18

        Item 11.         Executive Compensation                  18

        Item 12.         Security Ownership of Certain
                         Beneficial Owners and Management        18

        Item 13.         Certain Relationships and Related
                         Transactions                            18

Part IV
        Item 14.         Exhibits, Financial Statement
                         Schedules and Reports on Form 8-K       19

Signatures                                                       22

PART I

Item 1.  Business

General

        Delta Natural Gas Company, Inc. (Delta or the Company) was incorporated in 1949 in the State of Kentucky. The Company is engaged in the distribution, transmission and production of natural gas in its service area in 17 counties in central and southeastern Kentucky. In addition to its corporate headquarters in Winchester, Delta has warehouse facilities in Corbin and Winchester and branch offices in Barbourville, Berea, Corbin, London, Manchester, Middlesboro, Nicholasville, Owingsville, Stanton, and Williamsburg, with which it serves approximately 32,000 residential, commercial, industrial and transportation customers. The four largest branch offices are Corbin, Nicholasville, Berea and Barbourville, where Delta serves approximately 5,800, 5,300, 3,400 and 3,100 customers, respectively.

        The Company purchases and produces gas for distribution to its retail customers. Additionally, Delta transports gas produced in southeastern Kentucky to inter-connected pipelines and also transports gas for others to industrial customers. Delta owns and operates storage facilities and approximately 1,682 miles of natural gas gathering, transmission, distribution and service lines.

        Delta has four wholly-owned subsidiaries, Delta Resources, Inc. (Resources), Delgasco, Inc. (Delgasco), Deltran, Inc. (Deltran) and Enpro, Inc. (Enpro). Resources buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco buys gas and resells it to Resources and to customers not on Delta's system. Deltran was formed to engage in potential pipeline projects under consideration and is inactive. Enpro owns and operates existing production properties. Delta and its subsidiaries are managed by the same officers.


Gas Operations and Supply

        The Company's revenues are affected by various factors, including rates billed to customers, the cost of natural gas, economic conditions in the areas that the Company serves, weather conditions and competition. Delta competes for customers and sales with alternate sources of energy, including electricity, coal, oil, propane and wood. Gas costs, which the Company is able to pass through to customers under its purchased gas adjustment clause, may affect Delta's competitive position or may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Also, the potential bypass of Delta's system by industrial customers and others is a competitive concern that Delta has and will continue to address.
In recent years, regulatory changes at the federal level and changes in the participants in the natural gas industry have led to a national spot market for natural gas. The Company's marketing subsidiaries purchase gas and resell it to various industrial customers and others in competition with producers and marketers.

        Delta's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Delta is used for heating. This seasonality impacts Delta's liquidity position and its management of its working capital requirements during each 12 month period (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Currently, over 99% of Delta's customers are residential and commercial. Delta's remaining light industrial customers purchased approximately 7% of the total volume of gas sold by Delta at retail during 1994.

        Retail gas sales in 1994 were 4,334,000 thousand cubic feet (Mcf), as compared to 3,990,000 Mcf in 1993. Heating degree days for 1994 were approximately 105.8% of the thirty year average as compared with 99.2% in 1993. Sales volumes increased by 344,000 Mcf, or 8.6% in 1994 reflecting the colder weather in 1994 as compared to 1993. Also, the number of customers served increased by 796, or 2.5%, during 1994. Delta continued to convert customers to natural gas from other fuels. Also, much of Delta's service area continued to expand, resulting in growth opportunities for the Company. Industrial parks have been developed in certain areas and have resulted in new industrial customers, some of whom are on-system transportation customers.

        A total of $2,933,000 of transportation revenues was earned during 1994 as compared with $3,287,000 during 1993. Total volumes transported were 4,183,000 Mcf in 1994 as compared to 4,916,000 Mcf in 1993. As of June 30, 1994, Delta had 73 on-system transportation customers (industrial customers who purchase their gas from others) and 4 off-system transportation customers (deliveries made by Delta to other pipelines).

        Transportation revenues include $2,310,000 earned during 1994 and $2,451,000 earned during 1993 for transportation of 2,186,000 Mcf and 2,248,000 Mcf, respectively, on behalf of several on-system customers. Delta also transports volumes for off-system deliveries, which include deliveries for interconnected interstate pipeline systems. During 1994 and 1993, 1,997,000 Mcf and 2,668,000 Mcf, respectively, were transported for such off-system deliveries. The decline in off-system transportation in 1994 was primarily due to reduced shipments of gas on a 43 mile pipeline that Delta leased and began operating during 1989. The pipeline extends from Clay County to Madison County, where it interconnects with the interstate pipeline facilities of the Columbia Gulf Transmission Company. Delta's agreements to operate the line and transport gas through it had an initial term of three years and extend from year-to-year thereafter. Delta's off-system transportation volumes include 574,000 Mcf transported through this pipeline in 1993. This pipeline has been inactive since October, 1992. Also, some producers shipped gas to markets that did not require the use of Delta's system.

        Some producers in Delta's service area can access certain pipeline delivery systems other than Delta, which provides competition from others for transportation of such gas. Delta will continue to purchase or transport any natural gas available that is produced in reasonable proximity to its facilities.

        Recognizing competitive concerns, Delta will continue to maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost effective sources of gas for its customers. Delta purchases gas supplies from interstate pipelines, intrastate suppliers and others. Delta has transportation and storage capacity available on certain interstate pipelines for deliveries of gas through those facilities. The Company presently anticipates an adequate gas supply for service to existing customers and to provide for growth.

        Delta receives a portion of its gas supply (including transportation gas purchased from others) from its interstate sources, Tennessee Gas Pipeline Company (Tennessee) and Columbia Gas Transmission Corporation (Columbia), which companies are subject to the Federal Energy Regulatory Commission (FERC) jurisdiction. A significant portion of Delta's supply comes from gas producers in southeastern Kentucky. Delta's subsidiary companies obtain supply from Kentucky producers and others.

        During 1992, the FERC ordered a major restructuring of interstate natural gas pipeline operations, services and rates during its Order 636 proceedings. It required that interstate pipelines provide transportation and storage services priced separately from sales of gas. The FERC provided for blanket sales for resale certificates authorizing interstate pipelines to sell gas at unregulated, market-based rates. Pipelines must provide a new no-notice firm service in addition to open-access transportation and storage services. The FERC provided for new capacity assignment mechanisms. Pipelines are required to design their transportation and storage rates using the straight-fixed-variable rate design methodology, which provides for recovery of less costs in the commodity, or unit, component of rates and correspondingly more costs in the demand, or fixed, component. Pipelines will be allowed to abandon sales and transportation service upon expiration or termination of contracts. The FERC established methods for the recovery of transition costs such as take-or-pay and contract reformation costs by pipelines.

        Delta was involved in restructuring proceedings with both Tennessee and Columbia. During 1994, Delta entered agreements for transportation and storage services with these two pipeline suppliers and began purchasing gas supplies from gas marketers. The FERC approved Tennessee's new rates and services effective September 1, 1993, and Columbia's new rates and services effective November 1, 1993.

        Delta's agreements with Tennessee expire in the year 2000 and thereafter will continue on a year-to-year basis until terminated by either party.
During 1994, Tennessee discontinued sales of gas to Delta and other wholesale customers upon implementation of FERC Order 636. Delta's entitlements under those agreements were converted to firm transportation and storage rights on Tennessee, and Delta entered a three-year contract with a gas marketer to supply gas for those portions of Delta's system formerly served by Tennessee. The initial term of the contract extends through April, 1996, and such purchases are included in Delta's gas cost recovery filings (see "Regulatory Matters"). During 1994, Delta purchased approximately 530,000 Mcf from Tennessee, including the purchase of Delta's allocated portion of the gas in Tennessee's storage inventory as of September 1, 1993 as required by the FERC. Delta also purchased approximately 738,000 Mcf from the gas marketer.

        Delta's entitlements under agreements with Columbia were also converted to firm transportation and firm storage services upon implementation of Order 636 by Columbia. The agreements expire in the year 2008 and thereafter will continue on a year-to-year basis until terminated by either party. Delta contracted with a gas marketer to supply gas for those portions of Delta's system formerly served by Columbia. The initial term of the agreement with the gas marketer extends through April, 1996, and such purchases are included in Delta's gas cost recovery filings (see "Regulatory Matters"). During
1994, Delta purchased approximately 406,400 Mcf, from Columbia, including the purchase of Delta's allocated portion of the gas in Columbia's storage inventory as of November 1, 1993 as required by the FERC. Delta also purchased approximately 340,000 Mcf from the gas marketer.

        During July, 1991, Columbia and its parent company, Columbia Gas System Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code due to problems related to above-market-price gas purchase contracts. The filing has not materially affected its service to Delta. Delta will continue to monitor Columbia's situation and take appropriate actions as required.

        Delta has a contract with The Wiser Oil Company (Wiser) to purchase natural gas from Wiser through 1999. Delta and Wiser annually determine the daily deliverability from Wiser and Wiser is committed to deliver that volume. Under this agreement, Wiser is obligated to deliver 11,000 Mcf per day to Delta. Delta purchased approximately 1,456,000 Mcf from Wiser during 1994.

        Delta has four contracts with Enpro to purchase all the natural gas produced from Enpro's wells on certain leases in Bell, Knox and Whitley Counties. These agreements remain in force so long as gas is produced in commercial quantities from the wells on the leases. Also, Delta purchases gas from Enpro which is produced from the Flat Lick Field in Knox County. Remaining proved, developed natural gas reserves are estimated at approximately 5.4 million Mcf. Delta purchased a total of approximately 242,000 Mcf from those properties during 1994. Enpro also produces oil from certain of these leases, but oil production has not been significant.

        Delta receives gas under agreements with various other marketers, brokers and local producers, most of which are priced as short-term, or spot-market, purchases. The combined volumes of gas purchased from these sources in 1994 was approximately 832,000 Mcf.

        Resources and Delgasco purchase gas under agreements with various marketers, brokers and local producers, most of which are priced as short-term, or spot-market, purchases. The gas is resold to industrial customers on Delta's system, to Delta for system supply and to others. The combined volumes of gas purchased by Resources and Delgasco from these sources in 1994 was approximately 1,535,000 Mcf.

        Although there are competitors for the acquisition of supplies, Delta continues to seek additional new gas supplies from all available sources, including those in the proximity of its facilities in southeastern Kentucky. Also, Resources and Delgasco continue to pursue acquisitions of new gas supplies from local producers and others.

        As an active participant in many areas of the natural gas industry, Delta plans to continue its efforts to expand its gas distribution system. Delta is considering acquisitions of other gas systems, some of which are contiguous to its existing service areas, as well as continued expansion within its existing service areas. The Company also anticipates continuing activity in gas production and transportation areas and plans to pursue and increase these activities wherever practicable. The Company will continue to consider the construction or acquisition of additional transmission, storage and gathering facilities to provide for increased transportation and enhanced supply and system flexibility.

Regulatory Matters

        Delta is subject to the regulatory authority of the Public Service Commission of Kentucky (PSC) with respect to various aspects of its business, including rates and service to retail and transportation customers. Delta's last rate case was filed in 1990. Rates were implemented in May, 1991.
Delta currently has no general rate case filed.

        On January 29, 1993, the PSC established an administrative proceeding to investigate the reasonableness of current state regulatory practices, in particular purchased gas cost recovery mechanisms, in light of FERC Order
636. Delta is a party to this proceeding. Delta currently has a Gas Cost Recovery (GCR) clause, which provides for a dollar-tracker that matches revenues and gas costs and allows eventual full recovery of gas costs. This clause requires Delta to make quarterly filings with the PSC, but such procedure does not require a general rate case. The GCR mechanism provides for any over or under-recovery of purchased gas costs to be reflected in the rates charged to customers.

        In an Order dated December 22, 1993, in its administrative proceeding, the PSC provided for pipeline transition costs and certain other components of gas supply costs to appropriately be recovered through regulated utilities' purchased gas recovery mechanisms. Delta's quarterly GCR filings include certain pipeline transition costs and various components of gas supply costs as a result of the FERC Order 636 restructuring. The PSC has approved such filings and Delta has implemented rates reflecting these increased costs. The administrative proceeding is a continuing docket wherein the PSC is considering and evaluating these and other issues relating to the FERC Order 636 restructuring. Delta will continue to be an active participant in this proceeding.

        In addition to PSC regulation, Delta may obtain non-exclusive franchises from the cities and communities in which it operates authorizing it to place its facilities in the streets and public grounds. However, no utility may obtain a franchise until it has obtained from the PSC a certificate of convenience and necessity authorizing it to bid on the franchise. Delta holds unexpired franchises in five of the ten cities in which it maintains a branch office and in seven other communities it serves. In the other cities or communities, either Delta's franchises have expired, the communities do not have governmental organizations authorized to grant franchises, or the local governments have not required, or do not want to offer, a franchise.
Delta will attempt to acquire or reacquire franchises wherever possible and feasible.

        Without a franchise, a local government could require Delta to cease its occupation of the streets and public grounds or prohibit Delta from extending its facilities into any new area of that city or community. To date, the absence of a franchise has had no adverse effect on Delta's operations.

Capital Expenditures

        Capital expenditures during fiscal 1994 were approximately $7.4 million and for fiscal 1995 are estimated at approximately $8.4 million. These include expenditures for system extensions and the replacement and improvement of existing transmission, distribution, gathering and general facilities.

Employees

        Delta employed a total of 174 full-time employees on June 30, 1994. Delta considers its relationship with its employees to be satisfactory.

Consolidated Statistics

For the Years Ended June 30,     1994      1993      1992     1991       1990

Retail Customers Served,
End of Period
   Residential ..............   27,939     27,293    26,488   25,698    25,364
   Commercial ...............    4,242      4,093     4,035    4,168     4,049
   Industrial ...............       76         75        66       71        63

      Total .................   32,257     31,461    30,589   29,937    29,476

Operating Revenues ($000)
   Residential sales ........   16,597     14,578    13,945   12,453    12,792
   Commercial sales .........    9,663      8,269     7,651    6,294     6,581
   Industrial sales .........    1,671      1,383     1,188    1,299     1,656
   On-system transportation .    2,310      2,451     2,348    2,351     2,039
   Off-system transportation.      623        836     1,342    1,377     1,126
   Subsidiary sales .........    3,755      3,532     2,580    2,873     2,708
   Other ....................      228        172       147      131       280

      Total .................   34,847     31,221    29,201   26,778    27,182

System Throughput
(Million Cu. Ft.)
   Residential sales ........    2,511      2,341     2,202    2,049     2,195
   Commercial sales .........    1,506      1,368     1,235    1,115     1,214
   Industrial sales .........      316        281       229      248       327

      Total retail sales ....    4,333      3,990     3,666    3,412     3,736

   On-system transportation..    2,186      2,248     2,061    1,993     1,518

   Off-system transportation.    1,997      2,668     4,580    4,903     4,087

      Total .................    8,516      8,906    10,307   10,308     9,341


Average Annual Consumption Per
  End of Period Residential
  Customer (Mcf) ............       90         86        83       80        86
Lexington, Kentucky Degree Days
   Actual ...................    4,999      4,688     4,370    4,025     4,579
   Percent of 30 year average
     (4,726) .................   105.8       99.2      92.5     85.2      96.9


Average Revenue Per Mcf Sold
  at Retail ($) .............     6.44       6.07      6.21     5.88      5.63

Average Gas Cost Per Mcf Sold
  at Retail ($) .............     3.34       2.90      3.01     3.42      3.26

Item 2.  Properties

      Delta owns the land and buildings containing its corporate headquarters in Winchester. The buildings house executive, administrative and technical staffs of Delta. In addition, Delta owns buildings used for branch operations in Barbourville, Berea, Corbin, London, Manchester, Middlesboro, Nicholasville, Stanton and Williamsburg and rents an office building in Owingsville for branch operations. Also, Delta owns a building in Laurel County used for training as well as equipment and materials storage.

      The Company owns approximately 1,682 miles of natural gas field, transmission, distribution and service lines. These lines range in size up to eight inches in diameter. There are no significant encumbrances on this property.

      Delta owns the rights to any oil and gas underlying approximately 3,500 acres in Bell County. Portions of these properties are used by Delta for the storage of natural gas. The maximum capacity of the storage facilities is approximately 550,000 Mcf. These properties otherwise are currently non-producing, and no reserve studies have been completed on the properties.

      Enpro owns interests in certain oil and gas leases relating to approximately 11,000 acres located in Bell, Knox and Whitley Counties. There presently are 56 gas wells and 7 oil wells producing from these properties. Remaining proved, developed natural gas reserves are estimated at approximately
5.4 million Mcf. The gas production from these properties continues to be purchased by Delta for system supply, and such purchases amounted to approximately 242,000 Mcf during 1994. Oil production has not been significant.

    Also, Enpro owns the oil and gas underlying approximately 11,500 additional acres in Bell, Clay and Knox Counties. These properties are currently non-producing, and no reserve studies have been completed on the properties. During 1994, Enpro entered an agreement with a producer covering approximately 14,000 acres of Enpro's undeveloped holdings. Under the terms of the agreement, the producer is to conduct exploration activities on the acreage. Enpro reserved the option to participate in wells drilled. Enpro also retained certain working and royalty interests in any production from wells to be drilled.


Item 3.  Legal Proceedings

      Delta and its subsidiaries are not parties to any legal proceedings which are expected to have a materially adverse impact on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 1994.



PART II

Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters


        Delta has paid cash dividends on its common stock each year since 1964. While it is the intention of the Board of Directors to continue to declare dividends on a quarterly basis, the frequency and amount of future dividends will depend upon the Company's earnings, financial requirements and other relevant factors.

        Delta's common stock is traded in the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The accompanying table reflects the high and low sales prices during each quarter as reported by NASDAQ and the quarterly dividends declared per share.


Quarter                  Range of Stock                    Dividends
                           Prices ($)                      Per Share
                    High                 Low                   ($)

__________________________________________________________________

Fiscal 1994

First              22 1/4                18 3/4                 .275

Second             23 1/2                21                     .275

Third              21 3/4                19                     .275

Fourth             20 1/2                17 1/4                 .28

Fiscal 1993

First              18 1/2                15 1/2                 .27

Second             18 1/2                17 1/4                 .27

Third              19 1/2                17 1/4                 .27

Fourt              19 1/2                18 1/2                 .275
__________________________________________________________________

        There were 2,258 record holders of Delta's common stock as of August 1, 1994.

Item 6.          Selected Financial Data

Ended June 30,          1994(a)      1993         1992       1991(b)       1990

Summary of
Operations ($)

   Operating
   revenues ........  34,846,941  31,221,410  29,200,834  26,778,255  27,182,104

   Operating
   income ..........   4,850,673   4,791,816   4,586,323   3,039,045   2,920,238

   Net income ......   2,671,001   2,620,664   2,453,813   1,162,582   1,195,512

   Earnings per
   common share ....      1.50        1.60        1.52        0.73        0.76

   Dividends
   declared per
   common share ....      1.105       1.085       1.08        1.08        1.08

Average Number of
Common Shares
Outstanding ........   1,775,068   1,635,945   1,612,437   1,586,235   1,563,588

Total Assets ($)....  61,932,480  55,129,912  50,478,014  47,816,330  44,243,819

Capitalization ($)..

   Common share-
   holders' equity .  22,164,791  17,501,045  16,227,158  15,147,551  15,369,126

   Long-term debt ..  24,500,000  19,596,401  20,187,826  21,473,431  12,231,202

   Total
   capitalization ..  46,664,791  37,097,446  36,414,984  36,620,982  27,600,328

Short-Term
Debt ($) (c) .......   2,705,000   7,729,000   4,029,000   2,616,000   7,632,800

Other Items ($)

   Capital
   expenditures ....   7,374,747   6,289,508   5,074,483   5,213,319   6,275,866

   Total plant .....  77,882,135  71,187,860  66,032,217  61,757,666  57,421,951


     (a) During October, 1993, $15 million of debentures and 170,000 shares of Common Stock were sold, and the proceeds were used to repay short-term debt and to refinance certain long-term debt.
     (b) During May, 1991, $10 million of debentures were sold, and the proceeds were used to repay short-term debt.
     (c)  Includes current portion of long-term debt.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        Capital expenditures for Delta for 1995 are expected to be approximately $8.4 million. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current line of credit is $15 million, of which approximately $2.7 million had been borrowed at June 30, 1994 at an interest rate of 5.5%. Delta had an average interest rate of 4.3% for 1994 on its line of credit. The current line of credit extends until November, 1994. Short-term borrowings are periodically repaid with the proceeds from the issuance of long-term debt and equity securities, as was done in October, 1993, when the net proceeds of approximately $17.8 million from the sale of $15 million of debentures and 170,000 shares of common stock were used to repay short-term debt and to refinance certain long-term debt. The amounts and types of future long-term debt and equity financings will depend upon the Company's capital needs and market conditions.

     Delta's sales are seasonal in nature, and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs.
     The primary sources and uses of cash during the last three years are summarized below:

Sources(Uses)                1994                 1993                 1992

Provided by operat-
  ing activities          $ 6,172,019         $ 4,567,023          $ 6,370,685

Capital expenditures      $(7,374,747)        $(6,289,508)         $(5,074,483)

Issuance of deben-
  tures, net              $ 14,246,937        $     -              $      -

Repayment of long-
  term debt               $(11,330,286)       $(591,425)           $  (787,605)

Net short-term
  borrowings              $ (3,765,000)       $ 3,700,000          $   915,000

Common stock
  dividends               $ (1,972,368)       $(1,775,411)         $(1,741,661)

Issuance of common
  stock, net              $  3,965,113        $   428,634          $   367,455



  Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. The Company expects that internally generated cash, coupled with seasonal short-term borrowings, will continue to be sufficient to satisfy its operating, capital expenditure and dividend requirements over the next year.



Results of Operations

   The increase in operating revenues for 1994 of approximately $3,625,000 was due primarily to an increase in retail sales volumes of approximately 344,000 Mcf as a result of the colder winter weather in 1994 (105.8% of thirty year average weather compared to 99.2% for 1993), and an increase in customers served of 796, or 2.5%. The increase in operating revenues was partially offset by an approximately $212,000 decrease in transportation revenues for off-system customers resulting from decreased volumes of approximately 671,000 Mcf due primarily to reduced volumes shipped by others on a leased pipeline that has been inactive since October, 1992, and due to certain producers who shipped gas into markets that did not require the use of Delta's system.

   The increase in operating revenues for 1993 of approximately $2,021,000 was due primarily to an increase in retail sales volumes of approximately 324,000 Mcf as a result of the colder winter weather in 1993 (99.2% of thirty year average weather as compared to 92.5% for 1992) and an increase in customers served of 872, or 2.9%. Contributing to the increase in operating revenues was an increase in Resources' revenues resulting from increased volumes and cost of gas for resale to on-system customers and an increase in transportation revenues resulting from increased volumes of approximately 187,000 Mcf transported for on-system customers. The increase in operating revenues was partially offset by an approximately $506,000 decrease in transportation revenues for off-system customers resulting from decreased volumes of approximately 1,912,000 Mcf due to reduced volumes shipped by others on a leased pipeline that has been inactive since October, 1992, and due to certain producers who shipped gas into markets that did not require the use of Delta's system.


Operating Expenses

   The increase in purchased gas expense of approximately $3,016,000 for 1994 was due primarily to an increase in the cost of gas for retail sales due to an increase in retail sales volumes.

   The increase in purchased gas expense of approximately $1,669,000 for 1993 was due primarily to increases in the cost of gas purchased by Resources for resale to on-system customers. Contributing to the increase was an increase in the cost of gas for retail sales due to an increase in retail sales volumes.

   The increases in depreciation expense during 1994 and 1993 of approximately $145,000 and $158,000, respectively, were due primarily to additional depreciable plant.

        The increases in taxes other than income taxes during the periods of approximately $78,000 and $39,000 for 1994 and 1993, respectively, were primarily due to increased property taxes which resulted from increased plant, and to increased payroll taxes which resulted from increased wages and payroll tax rates.

        Changes in income taxes during the periods of approximately $34,100 and $102,000 for 1994 and 1993, respectively, were primarily due to changes in net income. The Omnibus Budget Reconciliation Act of 1993 did not result in additional income taxes for Delta. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", effective July 1, 1993, as required. SFAS No. 109, which replaces SFAS No. 96, adopts the liability method of accounting for income taxes, requiring deferred income tax assets and liabilities to be computed using tax rates that will be in effect when the book and tax temporary differences reverse. For regulated companies, the change in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the future revenue requirement impact from these deferred taxes. As a result, the adoption of SFAS No. 109 did not have a material impact on the results of operations or financial position of the Company.

        Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", did not affect the Company as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.


Interest Charges

        The decrease in long-term interest for 1993 of approximately $62,000 was due to less long-term debt outstanding during the period. The increase in other interest charges for 1993 of approximately $106,000 was due primarily to increased average short-term borrowings that were partially offset by lower interest rates for the period.


Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES              PAGE

Management's Statement of Responsibility for
  Financial Reporting and Accounting                                    24

Report of Independent Public Accountants                                25

Consolidated Statements of Income for the years
  ended June 30, 1994, 1993 and 1992                                    26

Consolidated Statements of Cash Flows for the years
  ended June 30, 1994, 1993 and 1992                                    27

Consolidated Balance Sheets as of June 30, 1994 and 1993                29

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended June 30, 1994, 1993
  and 1992                                                              31

Consolidated Statements of Capitalization as of
  June 30, 1994 and 1993                                                32

Notes to Consolidated Financial Statements                              33

Schedule II - Amounts Receivable from Related
  Parties and Underwriters, Promoters and
  Employees Other than Related Parties for the
  years ended June 30, 1994, 1993 and 1992                              41

Schedule V - Property, Plant and Equipment for
  the years ended June 30, 1994, 1993 and 1992                          42

Schedule VI - Accumulated Depreciation,
  Depletion and Amortization of Property, Plant
  and Equipment for the Years Ended June 30,
  1994, 1993 and 1992                                                   45

Schedule VIII - Valuation and Qualifying Accounts
  for the years ended June 30, 1994,
  1993 and 1992                                                         48

Schedule IX - Short-term Borrowings for the years
  ended June 30, 1994, 1993 and 1992                                    49

Schedule X - Supplementary Income Statement
  Information for the years ended June 30, 1994,
  1993 and 1992                                                         50


Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.          Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
                 None.


PART III


Item 10.         Directors and Executive Officers of the Registrant
Item 11.         Executive Compensation
Item 12.         Security Ownership of Certain Beneficial Owners and
Management
Item 13.         Certain Relationships and Related Transactions

     Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the definitive proxy statement. Neither the report on Executive Compensation nor the performance graph included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.

PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)     -  Financial Statements, Schedules and Exhibits

                 (1)     -  Financial Statements
                                  See Index at Item 8

                 (2)     -  Financial Statement Schedules
                                  See Index at Item 8

                 (3)     -  Exhibits

        Exhibit No.

          3(a) -         Delta's Amended and Restated Articles of
                          Incorporation are incorporated herein by reference to Exhibit 3(a) to Delta's Form 10-Q for the period ended March 31, 1990.

          3(b) -         Delta's By-Laws as amended August 19, 1993
                          are incorporated herein by reference to
                          Exhibit 3(b) to Delta's Form 10-K for the year ended June 30, 1993.

          4(a) -         The Indenture dated April 1, 1991 in respect
                          of 9% Debentures due April 30, 2011, is
                          incorporated herein by reference to Exhibit
                          4(e) to Delta's Form S-2 dated April 23,
                          1991.

          4(b) -         The Indenture dated September 1, 1993 in
                          respect of 6 5/8% Debentures due October 1,
                          2023, is incorporated herein by reference to Exhibit 4(e) to Delta's Form S-2 dated September 2, 1993.

         10(a) -         Certain of Delta's material natural gas
                          supply contracts are incorporated herein by reference to Exhibit 10 to Delta's Form 10 for the year ended June 30, 1978 and by reference to Exhibits C and D to Delta's Form 10-K for the year ended June 30, 1980.

         10(b) -         Gas Purchase Contract between Delta and
                          Wiser is incorporated herein by reference to Exhibit 2(C) to Delta's Form 8-K dated February 9, 1981.

        10(c) -          Assignment to Delta by Wiser of its Columbia
                          Service Agreement, including a copy of said
                          Service Agreement, is incorporated herein by reference to Exhibit 2(D) to Delta's Form 8-K dated February 9, 1981.

        10(d) -          Contract between Tennessee and Delta for the
                          sale of gas by Tennessee to Delta (amends earlier contract for Nicholasville and Wilmore Service Areas) is incorporated herein by reference to Exhibit 10(d) to Delta's Form 10-Q for the period ended September 30, 1990.

        10(e) -          Contract between Tennessee and Delta for the
                          sale of gas by Tennessee to Delta (amends earlier contract for Jeffersonville Service
                          Area) is incorporated herein by reference to Exhibit 10(e) to Delta's Form 10-Q for the period ended September 30, 1990.

        10(f) -          Contract between Tennessee and Delta for the
                          sale of gas by Tennessee to Delta (amends earlier contract for Salt Lick Service
                          Area) is incorporated herein by reference to Exhibit 10(f) to Delta's Form 10-Q for the period ended September 30, 1990.

        10(g) -          Contract between Tennessee and Delta for the
                          sale of gas by Tennessee to Delta (amends earlier contract for Berea Service Area) is incorporated herein by reference to Exhibit 10(g) to Delta's Form 10-Q for the period ended September 30, 1990.

        10(h) -          Service Agreements between Columbia and Delta
                          for the sale of gas by Columbia to Delta
                          (amends earlier service agreements for
                          Cumberland, Stanton and Owingsville service areas) are incorporated herein by reference to Exhibit 10(h) to Delta's Form 10-Q for the period ended September 30, 1990.

        10(i) -          Amendment to Gas Purchase Contract between
                          Delta and Wiser is incorporated herein by reference to Exhibit 10(c) to Delta's Form 10-Q for the period ended December 31, 1988.

        10(j) -          Second amendment to Gas Purchase Contract
                          between Delta and Wiser, dated August 20, 1993.

        10(k) -          Employment agreements between Delta and three
                          officers, those being Alan L. Heath, Jane W.
                          Hylton, and Thomas A. Kohnle, are incorporated herein by reference to Exhibit 10(k) to Delta's Form 10-Q for the period ended December 31, 1985.

        10(l) -          Employment agreements between Delta and two
                          officers, those being John F. Hall and
                          Robert C. Hazelrigg, are incorporated herein by reference to Exhibit 10(m) to Delta's Form 10-Q for the period ended December 31, 1988.

        10(m) -          Employment agreement dated June 1, 1992 between
                          Delta and Glenn R. Jennings, an officer, is incorporated herein by reference to Exhibit 10(l) to Delta's Form 10-K for the period ended June 30, 1992.

        12       -       Computation of the Consolidated Ratio of
                          Earnings to Fixed Charges.

        21       -       Subsidiaries of the Registrant are incorporated
                          herein by reference to Exhibit 22 to Delta's
                          Form 10-K for the period ended June 30, 1986.

        24       -       Consent of Independent Public Accountants.


(b)     Reports on 8-K.

        No reports on Form 8-K were filed during the three months ended June 30, 1994.
SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 1994.


                                  DELTA NATURAL GAS COMPANY, INC.

                                  By /s/Glenn R. Jennings
                                      Glenn R. Jennings, President
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)     Principal Executive Officer:


/s/Glenn R. Jennings         President, Chief                August 26, 1994
  (Glenn R. Jennings)         Executive Officer
                                  and Director

(ii)    Principal Financial Officer:


/s/John F. Hall               Vice President -               August 26, 1994
  (John F. Hall)              Regulatory Matters
                                  and Treasurer

(iii) Principal Accounting Officer:


/s/Thomas A. Kohnle            Vice President -              August 26, 1994
  (Thomas A. Kohnle)           Controller

(iv)    A Majority of the Board of Directors:


/s/H. D. Peet                   Chairman of the              August 26, 1994
  (H. D. Peet)                  Board


/s/Donald R. Crowe              Director                     August 26, 1994
  (Donald R. Crowe)


/s/Billy Joe Hall               Director                     August 26, 1994
  (Billy Joe Hall)


/s/Jane W. Hylton               Vice President -             August 26, 1994
  (Jane W. Hylton)              Human Resources,
                                Secretary and
                                Director


/s/Virgil E. Scott              Director                     August 26, 1994
  (Virgil E. Scott)


/s/Henry C. Thompson            Director                     August 26, 1994
  (Henry C. Thompson)


/s/Arthur E. Walker, Jr.        Director                     August 26, 1994
  (Arthur E. Walker, Jr.)


/s/Robert M. Watt III           Director                     August 26, 1994
  (Robert M. Watt III)


Management's Statement of Responsibility for Financial Reporting and Accounting

     Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. The statements, which were prepared in accordance with generally accepted accounting principles, include some amounts which are based on management's best estimates and judgments.

        The Company maintains a system of accounting and internal controls which management believes provides reasonable assurance that the accounting records are reliable for purposes of preparing financial statements and that the assets are properly accounted for and protected.

        The Board of Directors pursues its oversight role for these financial statements through its Audit Committee which consists of three outside directors. The Audit Committee meets periodically with management to review the work and monitor the discharge of their responsibilities. The Audit Committee also meets periodically with the Company's internal auditor as well as Arthur Andersen LLP, the independent auditors, who have full and free access to the Audit Committee, with or without management present, to discuss internal accounting control, auditing and financial reporting matters.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of DELTA NATURAL GAS COMPANY, INC. (a Kentucky corporation) and subsidiary companies as of June 30, 1994 and 1993, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiary companies as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                  Arthur Andersen LLP

Louisville, Kentucky

August 12, 1994

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Income
For the Years Ended June 30,            1994           1993            1992

Operating Revenues ............     $34,846,941    $31,221,410     $29,200,834

Operating Expenses

   Purchased gas ..............     $17,250,556    $14,234,258     $12,564,947
   Operation and maintenance
     (Note 1) .................       8,382,767      8,020,622       8,173,070

   Depreciation and depletion
     (Note 1) .................       1,977,868      1,833,072       1,675,540

   Taxes other than income
     taxes ....................         875,477        797,942         759,354

   Income taxes (Note 1) ......       1,509,600      1,543,700       1,441,600

      Total operating expenses.     $29,996,268    $26,429,594     $24,614,511

Operating Income ..............     $ 4,850,673    $ 4,791,816     $ 4,586,323

Other Income and Deductions, Net         34,987         39,681          34,087

Income Before Interest Charges.     $ 4,885,660    $ 4,831,497     $ 4,620,410

Interest Charges

   Interest on long-term debt..     $ 1,879,526    $ 1,875,901     $ 1,938,389

   Other interest .............         243,729        258,405         152,728

   Amortization of debt expense          91,404         76,527          75,480

      Total interest charges ..     $ 2,214,659    $ 2,210,833     $ 2,166,597

Net Income                          $ 2,671,001    $ 2,620,664     $ 2,453,813

Weighted Average Number of
Common Shares Outstanding .....       1,775,068      1,635,945       1,612,437

Earnings Per Common Share .....     $      1.50    $      1.60     $      1.52

Dividends Declared Per Common
Share .........................     $     1.105    $     1.085     $      1.08



The accompanying notes to consolidated financial statements are an integral part of these statements.

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,               1994           1993           1992

Cash Flows From Operating
Activities:
   Net income ......................   $ 2,671,001    $ 2,620,664   $ 2,453,813

   Adjustments to reconcile net
   income to net cash from
   operating activities:
      Depreciation, depletion and
        amortization ...............     2,069,013      1,922,102     1,751,020
      Deferred income taxes and
        investment tax credits .....       874,800        839,100       467,600
      Other - net ..................       446,969        493,848       565,756

   (Increase) decrease in assets:
      Accounts receivable ..........       802,197       (707,605)      343,423
      Unamortized debt expense and
        other ......................            -          (1,616)     (160,401)
      Materials and supplies .......      (229,275)       155,358       122,092
      Prepayments ..................        25,701          8,096       (39,997)
      Other assets .................          (780)       (93,948)     (119,703)

   Increase (decrease) in other
   liabilities:
      Accounts payable .............       513,265        438,897       424,898
      Refunds due customers ........       358,270         37,226       (20,752)
      Accrued taxes ................       (34,543)      (162,982)      297,368
      Other current liabilities ....        38,675         16,435      (213,594)
      Advance (deferred) recovery
        of gas cost ................    (1,372,030)      (993,136)      463,870
      Advances for construction and
        other ......................         8,756         (5,416)       35,292

         Net cash provided by
           operating activities ....   $ 6,172,019    $ 4,567,023   $ 6,370,685

Cash Flows From Investing
Activities:
   Capital expenditures ............   $(7,374,747)   $(6,289,508)  $(5,074,483)

         Net cash used in investing
           activities ..............   $(7,374,747)   $(6,289,508)  $(5,074,483)

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,               1994           1993           1992

Cash Flows From Financing
Activities:
   Dividends on common stock .......   $(1,972,368)   $(1,775,411)  $(1,741,661)
   Issuance of common stock,net ....     3,965,113        428,634       367,455
   Issuance of debentures,net ......    14,246,937            -              -
   Repayment of long-term debt .....   (11,330,286)      (591,425)     (787,605)
   Increase (decrease) in notes
     payable .......................    (3,765,000)     3,700,000       915,000

         Net cash provided by (used
           in) financing activities    $ 1,144,396    $ 1,761,798   $(1,246,811)

Net Increase (Decrease) in Cash and
Cash Equivalents ...................   $   (58,332)   $    39,313   $    49,391

Cash and Cash Equivalents,
Beginning of Year ..................       214,879        175,566       126,175

Cash and Cash Equivalents,
End of Year ........................   $   156,547    $   214,879   $   175,566


Supplemental Disclosures of Cash
Flow Information:

Cash paid during the year for:
   Interest                            $ 2,141,705    $ 2,107,168   $ 2,154,055
   Income taxes                        $   715,000    $   952,851   $   867,382


The accompanying notes to consolidated financial statements are an integral part of these statements.

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                         1994            1993

Assets
   Gas Utility Plant, at cost ..............       $77,882,135     $71,187,860
     Less - Accumulated provision for
     depreciation ..........................       (22,862,469)    (21,118,363)

         Net gas plant                             $55,019,666     $50,069,497

   Current Assets
      Cash and cash equivalents ............       $   156,547     $   214,879
      Accounts receivable, less accumulated
        provisions for doubtful accounts of
        $131,324 and $208,182 in 1994 and
        1993, respectively .................         1,117,962       1,920,159
      Gas in storage, at average cost ......           352,572         364,508
      Deferred Gas Costs (Note 1) ..........         1,471,342          99,312
      Materials and supplies, at first-in,
        first-out cost .....................           700,761         471,486
      Prepayments ..........................           317,343         343,044

         Total current assets                      $ 4,116,527     $ 3,413,388

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,031,000
        and $1,020,000 in 1994 and 1993,
        respectively) ......................       $   269,029     $   244,313
      Note receivable from officer .........            83,000          95,000
      Unamortized debt expense and other
        (Note 5) ...........................         2,444,258       1,307,714

         Total other assets                        $ 2,796,287     $ 1,647,027

            Total assets                           $61,932,480     $55,129,912

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                         1994            1993

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common Shareholders' equity ..........       $22,164,791     $17,501,045
      Long-term debt (Note 5) ..............        24,500,000      19,596,401

         Total capitalization ..............       $46,664,791     $37,097,446

   Current Liabilities
      Notes payable (Note 4) ...............       $ 2,705,000     $ 6,470,000
      Current portion of long-term debt
        (Note 5) ...........................           500,000       1,259,000
      Accounts payable .....................         2,133,840       1,620,575
      Accrued taxes ........................           436,158         470,701
      Refunds due customers ................           396,065          37,795
      Customers' deposits ..................           342,979         377,402
      Accrued interest on debt .............           427,338         445,788
      Accrued vacation .....................           454,362         420,675
      Other accrued liabilities ............           314,888         257,027

         Total current liabilities                 $ 7,710,630     $11,358,963

   Deferred Credits and Other
      Deferred income taxes ................       $ 5,116,400     $ 5,482,600
      Investment tax credits ...............           921,800         993,300
      Regulatory liability (Note 1) ........         1,312,500             -
      Advances for construction and other ..           206,359         197,603

         Total deferred credits and other          $ 7,557,059     $ 6,673,503

   Commitments and Contingencies (Note 6) ..

            Total Liabilities and
            shareholders' equity ............      $61,932,480     $55,129,912



The accompanying notes to consolidated financial statements are an integral part of these statements.

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in
Shareholders' Equity

For the Years Ended June 30,                   1994         1993         1992

Common Shares
   Balance, beginning of year ............$ 1,648,485  $ 1,624,878  $ 1,600,033
     $1.00 par value of 190,855, 23,607
       and 24,845 shares issued in 1994,
       1993 and 1992, respectively -
       Public issuance of common shares ..    170,000           -           -
       Dividend reinvestment and stock
         purchase plan ...................     15,355       16,265       18,067
       Employee stock purchase plan and
         other ...........................      5,500        7,342        6,778

   Balance, end of year ..................$ 1,839,340  $ 1,648,485  $ 1,624,878

Premium on Common Shares
   Balance, beginning of year ............$15,562,427  $15,157,400  $14,814,790
     Premium on issuance of common shares-
       Public issuance of common shares ..  3,570,000          -            -
       Dividend reinvestment and stock
         purchase plan ...................    293,782      281,074      245,801
       Employee stock purchase plan and
         other ...........................    106,700      123,953       96,809

   Balance, end of year ..................$19,532,909  $15,562,427  $15,157,400

Capital Stock Expense
   Balance, beginning of year ............$(1,391,801) $(1,391,801) $(1,391,801)
   Public issuance of common shares          (196,224)         -           -
   Balance, end of year ..................$(1,588,025) $(1,391,801) $(1,391,801)

Retained Earnings
   Balance, beginning of year ............$ 1,681,934  $   836,681  $   124,529
     Net income ..........................  2,671,001    2,620,664    2,453,813
     Cash dividends declared on common
       shares - (See Consolidated
       Statements of Income for rates) ... (1,972,368)  (1,775,411)  (1,741,661)

   Balance, end of year ..................$ 2,380,567  $ 1,681,934  $   836,681



The accompanying notes to consolidated financial statements are an integral part of these statements.

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                         1994            1993

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 2 and 3) Authorized - 6,000,000
      shares - Issued and outstanding -
       1,839,340 and 1,648,485 shares in
       1994 and 1993, respectively .........       $ 1,839,340     $ 1,648,485
   Premium on common shares ................        19,532,909      15,562,427
   Capital stock expense ...................        (1,588,025)     (1,391,801)
   Retained earnings (Note 5) ..............         2,380,567       1,681,934

      Total common shareholders' equity ....       $22,164,791     $17,501,045

Long-Term Debt (Note 5)
   Debentures, 6 5/8%, due 2023                    $15,000,000             -
   Debentures, 9%, due 2011 ................        10,000,000     $10,000,000
   Debentures, 8 5/8%, due 2007 ............               -        10,553,000
   First mortgage loan payable to bank, at
     9 1/4%, due in monthly installments
     through 1997, secured by first
     mortgage on corporate office building .               -           177,401
   Sinking fund debentures, 9 1/2% due in
     annual installments to 1996 ...........               -           125,000

                                                   $25,000,000     $20,855,401

   Less - Amounts due within one year,
     included in current liabilities .......          (500,000)     (1,259,000)

      Total long-term debt .................       $24,500,000     $19,596,401

         Total capitalization ..............       $46,664,791     $37,097,446



The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies:

(a) Principles of Consolidation -- Delta Natural Gas Company, Inc. (Delta or the Company) has four wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. was formed to engage in potential pipeline projects under consideration and is inactive. Enpro, Inc. owns and operates existing production properties. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(b) Cash Equivalents -- For the purposes of the Consolidated Statements of Cash Flows, all temporary cash investments with a maturity of three months or less at the date of purchase are considered cash equivalents.

(c) Depreciation -- The Company determines its provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.7% of average depreciable plant.

(d) Maintenance -- All expenditures for maintenance and repairs of units of property are charged to the appropriate maintenance expense accounts. A betterment or replacement of a unit of property is accounted for as an addition and retirement of utility plant. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired and also for the net cost of removal.

(e) Gas Cost Recovery -- Delta has a Gas Cost Recovery (GCR) clause that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred. The Company expenses gas costs based on the amount of gas cost recovered through revenue. Any differences between actual gas costs and those estimated costs billed are deferred and reflected in the computation of future billings to customers using the GCR mechanism.

(f) Revenue Recognition -- The Company records revenues as billed to its customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled.

(g) Revenues and Customer Receivables -- The Company supplies natural gas to approximately 32,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable.

(h) Income Taxes -- The Company provides for income taxes on timing differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial purposes, differences in recognition of purchased gas cost recoveries and certain other accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties.

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", effective July 1, 1993, as required. SFAS No. 109, which replaces SFAS No. 96, adopts the liability method of accounting for income taxes, requiring deferred income tax assets and liabilities to be computed using tax rates that will be in effect when the book and tax temporary differences reverse. For regulated companies, the change in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the future revenue requirement impact from these deferred taxes. As a result, the adoption of SFAS No. 109 did not have a material impact on the results of operations or financial position of the Company. The temporary differences which gave rise to the following net deferred tax liability at June 30, 1994 were as follows:


                 Deferred Tax Assets
        Unamortized investment tax credit                        $   363,600
        Regulatory liabilities                                       517,700
        Alternative minimum tax credits                              667,200
        Other                                                        402,100

                                                                 $ 1,950,600

                 Deferred Tax Liabilities
        Accelerated depreciation                                 $(6,257,200)
        Deferred Gas Cost                                           (580,400)
        Other                                                       (229,400)

                                                                 $(7,067,000)

        Net Accumulated Deferred
         Income Tax Liability                                    $(5,116,400)



The components of the income tax provision are comprised of the following for the years ended June 30:

                                          1994           1993          1992
Components of income tax expense:
   Payable currently:
      Federal                            306,300      $  432,300    $  968,300
      State                              100,800         121,900       260,100
         Total                           407,100      $  554,200    $1,228,400

   Deferred to future years from:
      Use of accelerated depreciation    675,000         660,300       575,000
      Deferred (advance) recovery of     541,200         418,000      (238,600)
         gas cost
      Amortization of investment
         tax credits, net                (71,500)        (71,800)      (72,100)
      Other deferred tax effects, net    (42,200)        (17,000)      (51,100)
         Income tax expense            1,509,600      $1,543,700    $1,441,600


Reconciliation of the statutory Federal income tax rate is shown in the table below:

                                      1994             1993             1992

Statutory Federal income
  tax rate                            34.0%            34.0%            34.0%

State income taxes net of
  Federal benefit                      5.2              5.2              5.2

Amortization of investment
  tax credit                          (1.8)            (1.7)            (1.9)

Other differences - net                (.9)               -                -
Effective Income Tax Rate             36.5%            37.5%            37.3%


(2)     Employee Benefit Plans:

(a) Defined Benefit Retirement Plan - Delta has a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation.
The Company makes annual contributions equal to the amounts necessary to adequately fund the plan. The funded status of the pension plan and the amounts recognized in the Company's consolidated balance sheets at June 30 were as follows:

                                         1994           1993           1992
Plan assets at fair value             $5,251,296    $ 4,931,658     $4,357,255
Actuarial present value of
  benefit obligation:
   Vested benefits                    $4,114,517    $ 4,042,029     $3,335,604
   Non-vested benefits                    30,562         37,777         32,019
Accumulated benefit obligation        $4,145,079    $ 4,079,806     $3,367,623
Additional amounts related
   to projected salary increases       1,734,413      1,881,303      1,528,180
   Total projected benefit
     obligation                       $5,879,492    $ 5,961,109     $4,895,803
Projected benefit obligation
   in excess of plan assets           $ (628,196)   $(1,029,451)    $ (538,548)
Unrecognized net assets at date of
  initial application being
  amortized over 15 years               (339,153)      (381,547)      (423,941)
Unrecognized net loss                    950,735      1,407,072        873,813
   Accrued pension liability          $  (16,614)   $    (3,926)    $  (88,676)


The assets of the plan consist primarily of common stock, bonds and certificates of deposit. Net pension costs for the years ended June 30 include the following:


                                         1994           1993           1992
Benefits earned during the year -
  service cost                        $  455,097    $   401,054     $  339,359
Interest cost on projected
  benefit obligation                     357,372        317,897        271,382
Actual return on plan assets             (45,100)      (356,971)      (442,461)
Net amortization and deferral           (353,530)       (24,856)       123,892
   Net periodic pension cost          $  413,839    $   337,124     $  292,172


The weighted average discount rates and the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligation at June 30, 1994, 1993 and 1992 were 6.0%, 6.5% and 7.0%, respectively (discount rates), and 4% (rates of increase). The expected long-term rates of return on plan assets were 8%.

SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", did not affect the Company as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

(b)   Employee Savings Plan - The Company has an Employee Savings Plan (Savings
Plan) under which eligible employees may elect to contribute any whole percentage between 2% and 15% of their annual compensation. The Company will match 50% of the employee's contribution up to a maximum Company contribution of 2% of the employee's annual compensation. For the years ended June 30, 1994, 1993 and 1992, Delta's Savings Plan expense was $106,863, $93,749 and $87,966, respectively.

(c) Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan (the Stock Plan) under which qualified permanent employees are eligible to participate. Under the terms of the Stock Plan, such employees can contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. After June 30, the Company will issue Delta common stock, based upon the fiscal year contributions, using an average of the last sale price of Delta's stock as quoted in NASDAQ's national market system at the close of business for the last five business days in June, and will match those shares so purchased. Therefore, stock equivalent to $47,653 will be issued in July, 1994. The continuation and terms of the Stock Plan are subject to approval by Delta's Board of Directors on an annual basis.

(3)     Dividend Reinvestment and Stock Purchase Plan:

The Company's Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $3,000 per quarter in shares of common stock of the Company. Shares purchased under the Reinvestment Plan are authorized but unissued shares of common stock of the Company, and 15,355 shares were issued in 1994. Delta reserved 200,000 shares under the Reinvestment Plan in 1989, and, as of June 30, 1994 there were 122,020 shares still available for issuance.

(4)     Notes Payable and Line of Credit:

Substantially all of the cash balances of Delta are maintained to compensate the respective banks for banking services and to obtain lines of credit; however, no specific amounts have been designated as compensating balances, and Delta has the right of withdrawal of such funds. At June 30, 1994, the line of credit was $15,000,000, of which $2,705,000 had been borrowed at an interest rate of 5.5%. The maximum amount borrowed during 1994 was $9,065,000. The interest on this line is either at the daily prime rate or is based upon certificate of deposit rates. The current line of credit expires on November 15, 1994.

(5)     Long-Term Debt:

On October 18, 1993, Delta issued $15,000,000 of 6 5/8% Debentures that mature in October, 2023. Commencing in October, 1995, each holder may require redemption of up to $25,000 of the 6 5/8% Debentures annually, subject to an annual aggregate limitation of $500,000. Such redemption will also be made on behalf of deceased holders within sixty days of notice, subject to the annual aggregate $500,000 limitation. The 6 5/8% Debentures can be redeemed by the Company beginning in October, 1998 at a 5% premium, such premium declining ratably until it ceases in October, 2003. Restrictions under the indenture agreement covering the 6 5/8% Debentures include, among other things, a restriction whereby dividend payments cannot be made unless consolidated shareholders' equity of the company exceeds $12 million. As of June 30, 1994, no retained earnings were restricted under the provisions of the indenture.

On May 1, 1991, Delta issued $10,000,000 of 9% Debentures that mature in April, 2011. Each holder may require redemption of up to $25,000 of the 9% Debentures annually, subject to an annual aggregate limitation of $500,000. Such redemption will also be made on behalf of deceased holders within sixty days of notice, subject to the annual aggregate $500,000 limitation. The 9% Debentures can be redeemed by the Company beginning in April, 1996 at a 5% premium, such premium declining ratably until it ceases in April, 2001. The Company may not assume any additional mortgage indebtedness in excess of $1 million without effectively securing the 9% Debentures equally to such additional indebtedness.

Debt issuance expenses are deferred and amortized over the terms of the related debt. Call premium in 1994 of approximately $475,000 was deferred and will be amortized over the term of the related debt consistent with regulatory treatment.

(6)     Commitments and Contingencies:

The Company has entered into individual employment agreements with its six officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of certain benefits over varying periods in the event employment is altered or terminated following certain changes in ownership of the Company.

(7)     Rates:

Reference is made to "Regulatory Matters" herein with respect to rate matters.

(8)     Quarterly Financial Data (Unaudited):


                                                                     Earnings
                                                      Net           (Loss) per
                  Operating          Operating      Income            Common
Quarter Ended     Revenues             Income        (Loss)          Share(a)

Fiscal 1994

September 30     $ 3,585,499       $   11,056     $ (542,285)         $(.33)
December 31        7,814,638        1,117,871        578,448            .32
March 31          16,494,674        3,270,274      2,713,563           1.48
June 30            6,952,130          451,472        (78,725)          (.04)



Fiscal 1993

September 30     $ 3,466,378       $   46,208     $ (475,979)         $(.29)
December 31        7,712,590        1,269,509        716,010            .44
March 31          13,479,132        2,786,379      2,228,909           1.40
June 30            6,563,310          689,720        151,724            .09


______________________________________________________________

(a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.

SCHEDULE II
                         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS
                                 AND EMPLOYEES OTHER THAN RELATED PARTIES
                             FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992


Column A                  Column B        Column C           Column D                    Column E

                         Balance at
                        Beginning of                                                  Balance at End
Name of Debtor               Period      Additions          Deductions                    of Period

                                                                   Amounts
                                                       Amounts     written
                                                      collected      off          Current  Non-Current

Glenn R. Jennings (a):
June 30, 1994           $      95,000     $    -       $    -      $ 12,000     $     -       $ 83,000
June 30, 1993           $     107,000     $    -       $    -      $ 12,000     $     -       $ 95,000
June 30, 1992           $      91,000     $ 28,000     $    -      $ 12,000     $     -       $107,000



(a)  Interest is to be paid at the annual rate of 8% payable monthly with the Company forgiving
     $1,000 of the principal amount for each month of service Mr. Jennings completes.  Effective
     September 1, 1994, the loan forgiveness was amended to $2,000 per month.  The loan is secured by a mortgage on certain property.

SCHEDULE V
                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                     PROPERTY, PLANT AND EQUIPMENT
                                    FOR THE YEAR ENDED JUNE 30, 1994


Column A             Column B        Column C            Column D        Column E          Column F
                                                                          Other
                    Balance at       Additions                         Changes Add        Balance at
                  June 30, 1993       at Cost          Retirements     (Deduct)(a)       June 30, 1994

Classification
Production         $ 4,633,905      $    40,764         $  13,297      $       -        $ 4,661,372
Storage                545,157              -                 -                -            545,157
Transmission        15,575,862        1,467,119            61,883              -         16,981,098
Distribution        41,514,312        3,762,532            90,023              -         45,186,821
General              8,724,704        1,280,813           515,269              -          9,490,248
Construction Work
   In Progress         193,920          823,519   (b)         -                -          1,017,439
Acquisition                -                -                 -                -                -
Adjustment
                   $71,187,860      $ 7,374,747         $ 680,472      $       -        $77,882,135



(a)  These amounts represent customer contributions in aid of construction, reclassifications and other.
(b)  Additions to construction work in progress are net of transfers to plant in service.

SCHEDULE V
                         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                      PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED JUNE 30, 1993


Column A                  Column B         Column C           Column D        Column E      Column F
                                                                               Other
                         Balance at        Additions                        Changes Add    Balance at
                       June 30, 1992        at Cost         Retirements     (Deduct)(a)  June 30, 1993

Classification
Production              $ 4,800,777       $    35,787        $ 207,659      $     5,000    $ 4,633,905
Storage                     550,157               -                -             (5,000)       545,157
Transmission             13,596,575         2,059,165           79,878              -       15,575,862
Distribution             38,167,687         3,489,218          138,253           (4,340)    41,514,312
General                   7,901,993         1,115,286          285,315           (7,260)     8,724,704
Construction Work
   In Progress              603,868          (409,948) (b)         -                -          193,920
Acquisition Adjustment      411,160               -                -           (411,160)           -
                        $66,032,217       $ 6,289,508        $ 711,105      $  (422,760)   $71,187,860



(a)  These amounts represent customer contributions in aid of construction, reclassifications and other.
(b)  Additions to construction work in progress are net of transfers to plant in service.

SCHEDULE V
                    DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    PROPERTY, PLANT AND EQUIPMENT
                                   FOR THE YEAR ENDED JUNE 30, 1992


Column A                  Column B        Column C          Column D       Column E        Column F
                                                                            Other
                         Balance at      Additions                       Changes Add      Balance at
                       June 30, 1991       at Cost         Retirements   (Deduct)(a)    June 30, 1992

Classification
Production              $ 4,812,652      $   89,832        $    12,751   $   (88,956)     $ 4,800,777
Storage                     550,157             -                  -             -            550,157
Transmission             12,904,313         722,386             30,124           -         13,596,575
Distribution             35,059,511       3,343,271            174,195       (60,900)      38,167,687
General                   7,647,258         687,741            432,740          (266)       7,901,993
Construction Work
   In Progress              372,615         231,253  (b)           -             -            603,868
Acquisition Adjustment      411,160             -                  -             -            411,160
                        $61,757,666      $5,074,483        $   649,810   $  (150,122)     $66,032,217



(a)  These amounts represent customer contributions in aid of construction, reclassifications and other.
(b)  Additions to construction work in progress are net of transfers to plant in service.

SCHEDULE VI
                           DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    ACCUMULATED DEPRECIATION, DEPLETION AND
                                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                        FOR THE YEAR ENDED JUNE 30, 1994


Column A        Column B          Column C                Column D               Column E      Column F
                                  Additions               Deductions
                                         Charged to              Salvage and       Other
               Balance at  Charged to Transportation               Cost of      Changes Add   Balance at
Description  June 30, 1993  Expenses      Clearing   Retirements  Removal, Net    (Deduct)  June 30, 1994
Production    $ 1,216,575  $  150,418  $        -    $   13,297   $      -       $     -      $ 1,353,696
Storage           137,289       8,583           -           -            -             -          145,872
Transmission    5,273,357     451,985           -        61,883      (10,794)          -        5,674,253
Distribution    9,998,157   1,118,420           -        90,023       11,949           -       11,014,605
General         4,492,985     248,462       360,941     515,269      (86,924)          -        4,674,043
Acquisition
   Adjustment         -           -             -           -             -            -              -
              $21,118,363  $1,977,868  $    360,941  $  680,472   $  (85,769)    $     -      $22,862,469

SCHEDULE VI
                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                     ACCUMULATED DEPRECIATION, DEPLETION AND
                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                        FOR THE YEAR ENDED JUNE 30, 1993


Column A        Column B          Column C                Column D                Column E     Column F
                                  Additions               Deductions
                                         Charged to              Salvage and        Other
               Balance at  Charged to Transportation               Cost of      Changes Add   Balance at
Description  June 30, 1992  Expenses      Clearing   Retirements  Removal, Net    (Deduct)  June 30, 1993
Production    $ 1,185,221  $  179,013  $        -    $  207,659   $  (60,000)    $     -      $ 1,216,575
Storage           128,706       8,583           -           -            -             -          137,289
Transmission    4,937,553     409,050           -        79,878       (6,632)          -        5,273,357
Distribution    9,095,321   1,029,507           -       138,253      (11,582)          -        9,998,157
General         4,167,347     206,919       344,136     285,315      (59,898)          -        4,492,985
Acquisition
   Adjustment     411,160         -             -           -            -        (411,160)           -
              $19,925,308  $1,833,072  $    344,136  $  711,105   $ (138,112)    $(411,160)   $21,118,363

SCHEDULE VI
                             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                     ACCUMULATED DEPRECIATION, DEPLETION AND
                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEAR ENDED JUNE 30, 1992


Column A        Column B          Column C                Column D               Column E       Column F
                                  Additions               Deductions
                                         Charged to              Salvage and       Other
               Balance at  Charged to Transportation               Cost of      Changes Add   Balance at
Description  June 30, 1991  Expenses      Clearing   Retirements  Removal, Net    (Deduct)  June 30, 1992
Production    $ 1,021,866  $   179,631  $        -    $  12,751   $     3,525    $           $  1,185,221
Storage           119,873        8,833           -          -             -             -         128,706
Transmission    4,594,835      372,842           -       30,124           -             -       4,937,553
Distribution    8,332,540      944,332           -      174,195         7,356           -       9,095,321
General         4,003,670      169,902       328,535    432,740       (97,980)          -       4,167,347
Acquisition
   Adjustment     411,160          -             -           -            -             -         411,160
              $18,483,944  $ 1,675,540  $    328,535   $ 649,810   $   (87,099)  $      -    $ 19,925,308

SCHEDULE VIII
                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992


Column A                       Column B              Column C                   Column D       Column E
                                                     Additions
                                Balance                    Charged to          Deductions
                                  at         Charged to      Other               Amounts       Balance
                               Beginning     Costs and     Accounts-           Charged Off      at End
Description                    of Period      Expenses      Recoveries            or Paid     of Period

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for
the years ended:
June 30, 1994                  $  208,182    $  100,800   $     25,906         $    203,564  $   131,324
June 30, 1993                  $  208,212    $  100,800   $     20,018         $    120,848  $   208,182
June 30, 1992                  $   45,262    $  295,400   $     27,176         $    159,626  $   208,212

SCHEDULE IX
                          DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                          SHORT-TERM BORROWINGS
                             FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992


                                                    Maximum Amount   Average Amount
                         Balance       Weighted      Outstanding       Outstanding     Weighted Average
Category of aggregate   at End of       Average         During           During      Interest Rate During
short-term borrowings     Period     Interest Rate    the Period     the Period (b)     the Period (b)

Bank Notes Payable (a)

1994                    $2,705,000       5.5%        $ 9,065,000      $  4,230,945           4.3%
1993                    $6,470,000       4.2%        $ 7,815,000      $  5,350,779           4.3%
1992                    $2,770,000       5.0%        $ 3,825,000      $  2,117,896           5.9%



(a)  Bank loans consist of a demand grid note.  The interest rate fluctuated with either the daily prime or various certificate of deposit rates for the periods.

(b)  Computed by using the daily weighted average borrowings for the periods.



SCHEDULE X


DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INCOME STATEMENT INFORMATION

FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992



Column A                                    Column B

                                  Charged to Income for the Year
                                          Ended June 30_________

                                     1994       1993       1992

Item (a)

Maintenance and Repairs           $ 408,498   $436,455   $524,976

Property Taxes                    $ 408,361   $360,745   $356,061






(a) Items omitted do not exceed one percent of total consoli-dated revenues as reported in the related consolidated statements of income or are reported separately in the consolidated financial statements.

EXHIBIT INDEX

Exhibit 12      Computation of the Consolidated Ratio of Earnings to Fixed
                Charges

Exhibit 23      Consent of Independent Public Accountants

Exhibit 27      Financial Data Schedule