Form 10-Q
period 1994-09-30
DELTA NATURAL GAS CO INC
filed 1994-11-07
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q



  X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to

                          Commission File No. 0-8788

                        DELTA NATURAL GAS COMPANY, INC.
            (Exact Name of Registrant as Specified in its Charter)


Incorporated in the State               61-0458329
        of Kentucky      (I.R.S. Employer Identification No.)


3617 LEXINGTON ROAD, WINCHESTER, KENTUCKY            40391
(Address of Principal Executive Offices)          (Zip Code)

                                 606-744-6171
                        (Registrant's Telephone Number)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               YES____X_____.      NO__________.

                   Common Shares, Par Value $1.00 Per Share
            1,845,692 Shares Outstanding as of September 30, 1994.


PART 1 - FINANCIAL INFORMATION


DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended        Twelve Months Ended
                                             September 30              September 30
                                           1994         1993         1994        1993

OPERATING REVENUES                     $3,634,262   $3,585,499    $34,895,704  $31,340,531

OPERATING EXPENSES
   Purchased gas                       $1,400,233   $1,322,413    $17,328,376  $14,510,675
   Operation and maintenance            1,903,412    1,872,589      8,413,590    7,885,217
   Depreciation and depletion             543,974      495,556      2,026,286    1,873,396
   Taxes other than income taxes          207,384      205,885        876,976      804,779
   Income taxes                          (375,600)    (322,000)     1,456,000    1,509,800

      Total operating expenses         $3,679,403   $3,574,443    $30,101,228  $26,583,867

OPERATING INCOME (LOSS)                $  (45,141)  $   11,056    $ 4,794,476  $ 4,756,664

OTHER INCOME AND DEDUCTIONS, NET            6,559        6,012         35,534       31,374

INCOME (LOSS) BEFORE INTEREST CHARGES  $  (38,582)  $   17,068    $ 4,830,010  $ 4,788,038

INTEREST CHARGES                          594,476      559,353      2,249,782    2,233,680

NET INCOME (LOSS)                      $ (633,058)  $  542,285    $ 2,580,228  $ 2,554,358

AVERAGE NUMBER OF COMMON
   SHARES OUSTANDING                    1,842,535    1,649,926      1,819,949    1,641,445

NET INCOME (LOSS) PER COMMON SHARE      $    (.34)   $    (.33)    $     1.42   $     1.56

DIVIDENDS DECLARED PER COMMON SHARE     $     .28    $    .275     $     1.11   $     1.09


   DELTA NATURAL GAS COMPANY, INC. AND
          SUBSIDIARY COMPANIES
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

    ASSETS                                September 30,1994 June 30, 1994  September 30, 1993

UTILITY PLANT                             $  80,006,773      $  77,882,135  $  72,965,898
   Less-Accumulated provision
      for depreciation                      (23,301,444)       (22,862,469)   (21,540,004)

         Net utility plant                $  56,705,329      $  55,019,666  $  51,425,894

CURRENT ASSETS
   Cash and cash equivalents              $     237,460      $     156,547  $     112,614
   Accounts receivable - net                    631,008          1,117,962        720,373
   Gas in storage                               514,827            352,572      2,543,599
   Deferred gas cost                          1,744,786          1,471,342        246,435
   Materials and supplies                       477,077            700,761        504,879
   Prepayments                                  243,400            317,343        228,738
         Total current assets             $   3,848,558      $   4,116,527  $   4,356,638

OTHER ASSETS
   Cash surrender value of
      officer's life insurance            $     277,603      $     269,029  $     252,887
   Note receivable from officer                  79,000             83,000         92,000
   Unamortized debt expense and other         2,422,058          2,444,258      1,316,209
         Total other assets                   2,778,661          2,796,287      1,661,096

            Total assets                  $  63,332,548      $  61,932,480  $  57,443,628

     LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
   Common shareholders' equity            $  21,134,936      $  22,164,791  $  16,585,911
   Long-term debt                            24,500,000         24,500,000     19,588,336
         Total capitalization             $  45,634,936      $  46,664,791  $  36,174,247

CURRENT LIABILITIES
   Notes payable                          $   6,425,000      $   2,705,000  $   8,635,000
   Current portion of long-term debt            500,000            500,000      1,259,000
   Accounts payable                           1,398,809          2,133,840      2,874,161
   Accrued taxes                               (158,314)           436,158        217,677
   Refunds due customers                        406,882            396,065         36,251
   Customers' deposits                          346,625            342,979        372,742
   Accrued interest on debt                     446,364            427,338        462,252
   Accrued vacation                             449,757            454,362        420,675
   Other current and accrued
      liabilities                               312,849            314,888        313,801
         Total current liabilities        $  10,127,972      $   7,710,630  $  14,591,559

DEFERRED CREDITS AND OTHER
   Deferred income taxes                  $   5,116,400      $   5,116,400  $   4,123,500
   Investment tax credits                       921,800            921,800        993,300
   Regulatory liability                       1,312,500          1,312,500      1,359,100
   Advances for construction
      and other                                 218,940            206,359        201,922
         Total deferred credits and other $   7,569,640      $   7,557,059  $   6,677,822

            Total liabilities             $  63,332,548      $  61,932,480  $  57,443,628

 DELTA NATURAL GAS COMPANY, INC. AND
        SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
             (UNAUDITED)

                                      Three Months     Twelve Months Ended
                                          Ended
                                      September 30         September 30
                                          1994          1993         1994         1993
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net income (loss)                  $  (633,058)  $  (542,285) $ 2,580,228    $ 2,554,358
   Adjustments to reconcile net
      income to net cash from
      operating activities:
        Depreciation, depletion
         and amortization                 566,174       514,396    2,121,049      1,955,796
        Deferred income taxes
         and investment tax
         credits                             -            -          874,800        839,100
        Other, net                        158,475        28,963      576,221        326,754
   Increase(decrease) in other assets     617,752      (931,301)     918,949     (1,979,236)
   Increase (decrease) in other
    liabilities                        (1,563,521)      924,792   (2,975,920)     1,085,735
      Net cash provided by
       operating activities           $  (854,178)  $    (5,435) $ 4,095,327    $ 4,782,507

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Capital expenditures               $(2,388,112)  $(1,880,917) $(7,881,942)   $(6,138,815)

      Net cash used in
       investing activities           $(2,388,112)  $(1,880,917) $(7,881,942)   $(6,138,815)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Dividends on common stock          $  (515,933)  $  (453,634) $(2,034,666)   $(1,789,544)
   Issuance of common stock               119,136        80,786    4,003,463        415,955
   Issuance of debentures                    -            -       15,000,000           -
   Repayment of long-term debt               -           (8,065) (10,847,336)      (590,076)
   Increase (decrease) in
    short-term debt                     3,720,000     2,165,000   (2,210,000)     3,230,000

      Net cash provided by
       financing activities           $ 3,323,203   $ 1,784,087  $ 3,911,461    $ 1,266,335

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $    80,913   $  (102,265) $   124,846    $   (89,973)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                    156,547       214,879      112,614        202,587

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                      $   237,460   $   112,614  $   237,460    $   112,614

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                           $   553,250   $   524,049  $ 2,170,906    $ 2,124,154
   Income taxes                       $   229,443   $       -    $   944,443    $   752,851

           DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Delta Natural Gas Company, Inc. (Delta or the Company) has four wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. was formed to engage in potential pipeline projects and is currently inactive. Enpro, Inc. owns and operates production properties. All subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1994 for additional footnote disclosures, including a summary of significant accounting policies.

(3) On October 18, 1993, Delta completed the issuance and sale of $15,000,000 of 6 5/8% Debentures due October 1, 2023 and 170,000 shares of common stock. The net proceeds of approximately $17,800,000 were used to repay certain long-term debt (approximately $11.3 million, including call premium of $475,000) and to repay a portion of Delta's short-term notes payable.

(4) Reference is made to Part II - Item 1 relative to the status of legal proceedings.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures for Delta for fiscal 1995 are expected to be approximately $8.4 million, of which approximately $2.4 million was expended during the three months ended September 30, 1994. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current line of credit is $15 million, of which approximately $6.4 million was borrowed at September 30, 1994. These short-term borrowings are periodically repaid with long-term debt and equity securities as was done on October 18, 1993, when the net proceeds of approximately $17.8 million from the sale of $15,000,000 of debentures and 170,000 shares of common stock were used to repay certain long-term debt and to repay short-term notes payable.

      Delta's sales are seasonal in nature, and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs. As a result, short-term borrowings increased from approximately $2.7 million at June 30, 1994 to $6.4 million at September 30, 1994.

      The primary sources and uses of cash for the three and twelve month periods ending September 30, 1994 and 1993 are summarized below:

                                 Three Months Ended September 30,
                                      1994             1993

Sources (uses)

Used in operating activities       $   (854,178)  $     (5,435)
Capital expenditures               $ (2,388,112)  $ (1,880,917)
Net short-term borrowings          $  3,720,000   $  2,165,000
Common stock dividends             $   (515,933)  $   (453,634)
Issuance of common stock           $    119,136   $     80,786
Repayment of long-term debt        $       -      $     (8,065)


                                Twelve Months Ended September 30,

Sources (Uses)                        1994             1993

Provided by operating activities   $  4,095,327   $  4,782,507
Capital expenditures               $ (7,881,942)  $ (6,138,815)
Net short-term borrowings          $ (2,210,000)  $  3,230,000
Common stock dividends             $ (2,034,666)  $ (1,789,544)
Issuance of common stock           $  4,003,463   $    415,955
Issuance of debentures             $ 15,000,000   $       -
Repayment of long-term debt        $(10,847,336)  $   (590,076)





RESULTS OF OPERATIONS

Operating Revenues

      The increase in operating revenues of approximately $3,555,000 for the twelve months ended September 30, 1994 was primarily due to increased sales volumes of 8.4% resulting from cooler weather in 1994 and from a 2.6% increase in the number of customers served. Billed degree days were 106% of thirty-year average degree days for the twelve months ended September 30, 1994 as compared with 98.7% for the similar period of 1993. Also, contributing to this increase was an increase in the cost of purchased gas for the period which was reflected in rates billed to customers through Delta's gas cost recovery clause.


Operating Expenses

      The increase in purchased gas expense for the twelve months ended September 30, 1994 of approximately $2,818,000 was primarily due to an increase in the cost of gas purchased and increased sales volumes of 8.4% as well as a 2.6% increase in the number of customers served.

      The increases in depreciation and depletion expense for the three and twelve months ended September 30, 1994 of approximately $48,000 and $153,000, respectively, were primarily due to additional depreciable plant.

      The increase in taxes other than income taxes for the twelve months ended September 30, 1994 of approximately $72,000 was primarily due to increased property taxes which resulted from increased plant, and to increased payroll taxes which resulted from increased wages.

      Changes in income taxes for the periods were primarily due to changes in net income. The Omnibus Budget Reconciliation Act of 1993 did not result in additional income taxes for Delta. The Company adopted Financial Accounting Standards (FAS) No. 109 effective July 1, 1993, as required. The adoption of FAS No. 109 did not have a material impact on the results of operations or financial position of the Company.

     FAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and FAS No. 112, "Employers' Accounting for Post-Employment Benefits", did not affect the Company as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

Net Income (Loss) Per Common Share

      The net income (loss) per common share was impacted by the additional 170,000 shares of common stock issued in October, 1993, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1994 periods. As a result, the average common shares outstanding increased for the 1994 periods, and per share earnings were decreased.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10(a) -   Gas purchase contract between Tennessee
                     Gas Marketing and Delta dated September 1,
                     1993.

          10(b) -   Gas purchase contract between Natural Gas
                     Clearinghouse and Delta dated November 1,
                     1993.

          10(c) -   Amendment dated September 1, 1994 to an
                     employment agreement dated June 1, 1992
                     between Delta and Glenn R. Jennings, an
                     officer.


      (b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DELTA NATURAL GAS COMPANY, INC.
                                        (Registrant)


                              /S/Glenn R. Jennings
DATE:  November 7, 1994       Glenn R. Jennings
                              President & Chief Executive Officer
                              (Duly Authorized Officer)



                              /S/John F. Hall
                              John F. Hall
                              Vice President - Regulatory Matters
                              and Treasurer
                              (Principal Financial Officer)



EXHIBIT INDEX

Exhibit 10.A Gas Purchase Contract between Tennessee Gas Marketing and Delta

Exhibit 10.B Gas Purchase Contract between Natural Gas Clearinghouse and Delta

Exhibit 10.C Amendment to an Employment Agreement between Delta and Glenn R. Jennings

Exhibit 27              Financial Data Schedule