Form 10-Q
period 1994-12-31
DELTA NATURAL GAS CO INC
filed 1995-02-08
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1994


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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
          1,850,448 Shares Outstanding as of December 31, 1994.

  PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
DELTA NATURAL GAS COMPANY, INC. AND
       SUBSIDIARY COMPANIES

 CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED)

                                       Three Months Ended      Six Months Ended       Twelve Months Ended
                                          December 31             December 31             December 31

                                       1994       1993        1994         1993       1994        1993
OPERATING REVENUES                  $7,131,698  $7,814,638 $10,765,960  $11,400,137  $34,212,764 $31,442,579

OPERATING EXPENSES
   Purchased gas                    $3,440,503  $3,659,395 $ 4,840,736  $ 4,981,808  $17,109,484 $14,732,075
   Operation and maintenance         1,990,854   2,006,737   3,894,266    3,879,326    8,397,707   7,968,649
   Depreciation and depletion          547,405     496,677   1,091,379    992,233      2,077,014   1,912,596
   Taxes other than income taxes       210,295     200,058     417,679      405,943      887,213     795,433
   Income taxes                        120,400     333,900    (255,200)      11,900    1,242,500   1,428,800

      Total operating expenses      $6,309,457  $6,696,767 $ 9,988,860  $10,271,210  $29,713,918 $26,837,553

OPERATING INCOME                    $  822,241  $1,117,871 $   777,100  $ 1,128,927  $ 4,498,846 $ 4,605,026

OTHER INCOME AND DEDUCTIONS, NET        23,615       9,455 _    30,174       15,467       49,694      31,859

INCOME BEFORE INTEREST CHARGES      $  845,856  $1,127,326 $   807,274  $ 1,144,394  $ 4,548,540 $ 4,636,885

INTEREST CHARGES                       617,737     548,878   1,212,213    1,108,231    2,318,641   2,220,089

NET INCOME (LOSS)                   $  228,119  $  578,448 $  (404,939) $    36,163  $ 2,229,899 $ 2,416,796

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                1,847,354   1,781,086    1,844,837    1,724,527   1,838,806   1,685,992

NET INCOME (LOSS) PER COMMON SHARE  $      .12  $      .32 $      (.22) $        .02  $     1.21 $      1.43

DIVIDENDS DECLARED PER COMMON SHARE $      .28   $    .275 $       .56  $        .55  $    1.115 $     1.095

 DELTA NATURAL GAS COMPANY, INC. AND
        SUBSIDIARY COMPANIES
     CONSOLIDATED BALANCE SHEETS
             (UNAUDITED)

    ASSETS                             December 31,     June 30,   December 31,
                                           1994           1994         1993

UTILITY PLANT                          $81,985,956    $77,882,135   $74,722,335
   Less-Accumulated provision
      for depreciation                 (23,770,812)   (22,862,469)  (22,049,573)
         Net utility plant             $58,215,144    $55,019,666   $52,672,762
CURRENT ASSETS
   Cash and cash equivalents           $   490,513    $   156,547   $   355,560
   Accounts receivable - net             1,467,632      1,117,962     2,078,807
   Deferred gas cost                     2,167,331      1,471,342     2,683,177
   Gas in storage                          497,740        352,572     2,483,612
   Materials and supplies                  442,311        700,761       622,590
   Prepayments                             114,813        317,343        76,430
         Total current assets          $ 5,180,340    $ 4,116,527   $ 8,300,176
OTHER ASSETS
   Cash surrender value of
      officer's life insurance        $   277,603     $   269,029   $   252,887
   Note receivable from officer            73,000          83,000        89,000
   Unamortized debt expense and other   2,399,858       2,444,258     2,497,982
         Total other assets           $ 2,750,461     $ 2,796,287   $ 2,839,869

            Total assets              $66,145,945     $61,932,480   $63,812,807

     LIABILITIES

CAPITALIZATION
   Common shareholders' equity        $20,915,700     $22,164,791   $20,280,977
   Long-term debt                      24,307,000      24,500,000    24,500,000
         Total capitalization         $45,222,700     $46,664,791   $44,780,977
CURRENT LIABILITIES
   Current portion of long-term debt  $   500,000     $   500,000   $   500,000
   Notes payable                        8,030,000       2,705,000     4,595,000
   Accounts payable                     2,431,053       2,133,840     4,996,087
   Refunds due customers                  333,808         396,065        89,628
   Customers' deposits                    415,437         342,979       441,429
   Accrued taxes                          (14,463)        436,158       296,575
   Accrued interest on debt               524,745         427,338       412,738
   Accrued vacation                       449,757         454,362       420,675
   Other current and accrued
      liabilities                         299,126         314,888       313,466
         Total current liabilities    $12,969,463     $ 7,710,630   $12,065,598
DEFERRED CREDITS AND OTHER
   Deferred income taxes              $ 5,563,700     $ 5,116,400   $ 4,469,800
   Investment tax credits                 886,100         921,800       957,500
   Regulatory liability                 1,289,200       1,312,500     1,335,800
   Customer advances for
      construction and other              214,782         206,359       203,132
         Total deferred credits
            and other                 $ 7,953,782     $ 7,557,059   $ 6,966,232

            Total liabilities         $66,145,945     $61,932,480   $63,812,807

DELTA NATURAL GAS COMPANY, INC. AND
       SUBSIDIARY COMPANIES
  CONSOLIDATED STATEMENTS OF CASH
               FLOWS
            (UNAUDITED)

                                          Six Months Ended           Twelve Months Ended
                                             December 31                December 31
                                        1994            1993         1994        1993
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net income (loss)                $  (404,939)  $    36,163   $ 2,229,899  $ 2,416,796
   Adjustments to reconcile net
      income to net cash from
      operating activities:
        Depreciation, depletion
         and amortization             1,135,779     1,029,912     2,175,138    1,994,612
        Deferred income taxes
         and investment tax
         credits                        388,300       287,200       975,900      842,200
        Other, net                      282,769       204,378       525,099      483,832
   Decrease (increase) in assets        (32,432)   (2,639,700)    2,730,227   (2,258,057)
   Increase (decrease) in other
    liabilities                        (753,733)      762,300    (2,003,639)     489,870
        Net cash provided by (used
         in) operating activities   $   615,744   $  (319,747)  $ 6,632,624  $ 3,969,253

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Capital expenditures            $(4,569,626)  $(3,799,878)  $(8,144,495) $(6,628,866)
        Net cash used in
         investing activities       $(4,569,626)  $(3,799,878)  $(8,144,495) $(6,628,866)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Dividends on common stock       $(1,033,072)  $  (955,072)  $(2,050,367) $(1,850,486)
    Issuance of common stock            188,920     3,698,842       455,191    3,962,667
    Issuance of debentures - net             -     14,246,937             -   14,246,937
    Repayment of long-term debt        (193,000)  (10,855,401)     (193,000) (11,427,786)
    Increase (decrease) in
     short-term debt                  5,325,000    (1,875,000)    3,435,000   (2,180,000)
        Net cash provided by
         financing activities       $ 4,287,848   $ 4,260,306    $1,646,824  $ 2,751,332

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                  $   333,966   $   140,681   $   134,953  $    91,719

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   156,547       214,879       355,560      263,841

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $   490,513   $   355,560   $   490,513  $   355,560

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the
    period for:
      Interest                      $ 1,070,406   $ 1,103,601   $ 2,108,510  $ 2,197,758
      Income taxes                  $   233,046   $      -      $   948,046  $   697,000


          DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Delta Natural Gas Company, Inc. (Delta or the Company) has four wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. was formed to engage in potential pipeline projects and is inactive. Enpro, Inc. (Enpro) owns and operates production properties. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

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






     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1995 are expected to be approximately $8.4 million, of which approximately $4.6 million was expended during the six months ended December 31, 1994. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current line of credit is $15 million, of which approximately $8 million was borrowed at December 31, 1994. These short-term borrowings are periodically repaid with long-term debt and equity securities as was done on October 18, 1993, when the net proceeds of approximately $17.8 million from the sale of $15,000,000 of Debentures and 170,000 shares of common stock were used to repay certain long-term debt and to repay short-term notes payable.

           Delta's sales are seasonal in nature, and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs. As a result, short-term borrowings increased from approximately $2.7 million at June 30, 1994 to $8 million at December 31, 1994.

           The primary sources and uses of cash for the six and twelve month periods ending December 31, 1994 and 1993 are summarized below:

                                   Six Months Ended December 31
     Sources (Uses)                  1994                1993

     Provided (used) by
      operating activities        $    615,744      $   (319,747)
     Capital expenditures         $ (4,569,626)     $ (3,799,878)
     Issuance of common stock     $    188,920      $  3,698,842
     Issuance of debentures, net  $       -         $ 14,246,937
     Repayment of long-term
       debt                       $   (193,000)     $(10,855,401)
     Dividends on common stock    $ (1,033,072)     $   (955,072)
     Increase (decrease) in
       short-term debt            $  5,325,000      $ (1,875,000)



                                     Twelve  Months  Ended  December  31
                                          1994              1993

     Sources (Uses)

     Provided by operating
       activities                  $  6,632,624        $  3,969,253
     Capital expenditures          $ (8,144,495)       $ (6,628,866)
     Issuance of common stock      $    455,191        $  3,962,667
     Issuance of debentures, net   $       -           $ 14,246,937
     Repayment of long-term
       debt                        $   (193,000)       $(11,427,786)
     Dividends on common stock     $ (2,050,367)       $ (1,850,486)
     Increase (decrease) in short-
       term debt                   $  3,435,000        $ (2,180,000)


     RESULTS OF OPERATIONS

     Operating Revenues

           The decreases in operating revenues for the three and six months ended December 31, 1994 of approximately $683,000 and $634,000, respectively, were due primarily to decreases in retail sales volumes of approximately 231,000 Mcf and 236,000 Mcf for the three and six months ended December 31, 1994, respectively, as a result of the warmer winter weather in 1994 as compared with the same periods in 1993. Billed degree days were approximately 52% of the thirty-year average degree days for the six months ended December 31, 1994 as compared with approximately 70% for the similar period of 1993. These decreases were partially offset by increased volumes transported for on-system customers for the three and six months ended December 31, 1994 of approximately 85,000 Mcf and 92,000 Mcf, respectively, as compared with the similar periods of 1993.

          The increase in operating revenues of approximately $2,770,000 for the twelve months ended December 31, 1994 was primarily due to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. Contributing to the increase in operating revenues was an increase in retail sales volumes of approximately 81,000 Mcf resulting from colder winter weather in 1994 as compared with the same period in 1993 and an increase in customers served of 798, or 2.4%. Also contributing to the increase in operating revenues were increased volumes transported for on-system customers of approximately 109,000 Mcf.






     Operating Expenses

           The decreases in purchased gas expense for the three and six months ended December 31, 1994 of approximately $219,000 and $141,000, respectively, were due primarily to decreases in the cost of gas for retail sales resulting from decreases in retail sales volumes for the periods as the winter weather was warmer during the 1994 periods. The decreases were partially offset by increases in the cost of gas purchased for retail sales.

           The increase in purchased gas expense for the twelve months ended December 31, 1994 of approximately $2,377,000 was due primarily to increases in the cost of gas purchased for retail sales.

           The increase in operation and maintenance expense for the twelve months ended December 31, 1994 of approximately $429,000 was primarily due to wage and benefit cost increases and the general effects of inflation.

           The increases in depreciation expense for the three, six and twelve months ended December 31, 1994 of approximately $51,000, $99,000 and $164,000, respectively, were due primarily to additional depreciable plant.

           The increase in taxes other than income taxes for the three, six and twelve months ended December 31, 1994 of approximately $10,000, $12,000 and $92,000, respectively, were primarily due to increased property taxes, which resulted from increased plant, and to increased payroll taxes, which resulted from increased wages and payroll tax rates.

           The decreases in income taxes for the three, six and twelve months ended December 31, 1994, of approximately $214,000, $267,000 and $186,000, respectively, were primarily due to changes in net income.


     Interest Charges

           The increases in interest charges for the three, six and twelve months ended December 31, 1994 of approximately $70,000, $104,000 and $99,000, respectively, were due primarily to increased average short-term borrowings and higher interest rates.





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


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a)    The   Registrant  held  its  annual   meeting   of
               shareholders on November 17, 1994.

               (b) Jane W. Hylton, Harrison D. Peet and Henry C. Thompson were elected to Delta's Board of Directors for three-year terms expiring in 1997 and Arthur E. Walker, Jr. was elected to Delta's Board of Directors for a two-year term expiring in 1996. Donald R. Crowe, Billy Joe Hall and Robert M. Watt III will continue to serve on Delta's Board of Directors until the election in 1995 and Glenn R. Jennings and Virgil E. Scott will continue to serve on Delta's Board of Directors until the election in 1996.

               (c)   The total shares voted in the election of Directors
               were  1,482,450.   There were no broker  non-votes.   The
               shares voted for each Nominee were:

               Jane W. Hylton         For 1,471,334  Withheld  11,116
               Harrison D. Peet       For 1,468,476  Withheld  13,974
               Henry C. Thompson      For 1,468,615  Withheld  13,835
               Arthur E. Walker, Jr.  For 1,467,164  Withheld  15,286


                     The  shares  voted  for the appointment  of  Arthur
               Andersen LLP as auditors of the Company for 1995 were as follows (there were no broker non-votes):

                    For       1,461,009
                    Against      10,354
                    Abstain      11,085

          (d)  Not applicable.



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits. No exhibits are required to be filed with this report.

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


                                 DELTA NATURAL GAS COMPANY, INC.
                                 (Registrant)


                                 /s/Glenn R. Jennings
     DATE:  February 8, 1995     Glenn R. Jennings
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)



                                 /s/John F. Hall
                                 John F. Hall
                                 Vice President - Regulatory Matters
                                 and Treasurer
                                 (Principal Financial Officer)