Form 10-Q
period 1995-03-31
DELTA NATURAL GAS CO INC
filed 1995-05-09
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995


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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
            1,855,760 Shares Outstanding as of March 31, 1995.


 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
DELTA NATURAL GAS COMPANY, INC.
    AND SUBSIDIARY COMPANIES

   CONSOLIDATED STATEMENTS OF
       INCOME (UNAUDITED)

                                     Three Months Ended           Nine Months Ended         Twleve Months Ended
                                          March 31                     March 31                   March 31
                                      1995          1994           1995         1994         1995          1994

OPERATING REVENUES                 $14,903,281  $16,494,674   $25,669,241  $27,894,811    $32,621,371   $34,458,121

OPERATING EXPENSES
  Purchased gas                    $ 7,903,996  $ 8,866,581   $12,744,732   $13,848,389   $16,146,899   $16,817,643
  Operation and maintenance          2,059,921    2,042,525     5,954,187     5,921,851     8,415,103     8,065,992
  Depreciation and depletion           547,463      496,411     1,638,842     1,488,644     2,128,066     1,947,613
  Taxes other than income taxes        228,883      229,883       646,562       635,826       886,213       826,152
  Income taxes                       1,320,600    1,589,000     1,065,400     1,600,900       974,100     1,711,800

    Total operating expenses       $12,060,863  $13,224,400   $22,049,723   $23,495,610   $28,550,381   $29,369,200

OPERATING INCOME                   $ 2,842,418  $ 3,270,274   $ 3,619,518   $ 4,399,201   $ 4,070,990   $ 5,088,921

OTHER INCOME AND DEDUCTIONS, NET         7,684        7,595        37,858        23,062        49,783        33,894

INCOME BEFORE INTEREST CHARGES     $ 2,850,102  $ 3,277,869   $ 3,657,376   $ 4,422,263   $ 4,120,773   $ 5,122,815

INTEREST CHARGES                       594,108      564,306     1,806,321     1,672,537     2,348,443     2,221,365

NET INCOME                         $ 2,255,994  $ 2,713,563   $ 1,851,055   $ 2,749,726   $ 1,772,330   $ 2,901,450

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 1,852,445    1,830,233     1,847,319     1,756,686     1,844,359     1,730,649

NET INCOME PER COMMON SHARE        $      1.22  $      1.48   $      1.00   $      1.57   $      0.96   $      1.68

DIVIDENDS DECLARED PER
  COMMON SHARE                     $      0.28  $     0.275   $      0.84   $     0.825   $      1.12   $     1.095

 DELTA NATURAL GAS COMPANY, INC. AND
        SUBSIDIARY COMPANIES
     CONSOLIDATED BALANCE SHEETS
             (UNAUDITED)

     ASSETS                            March 31,1995   June 30, 1994  March 31, 1994

UTILITY PLANT                            $82,915,276    $77,882,135     $ 75,494,184
  Less-Accumulated provision
    for depreciation                     (24,201,951)   (22,862,469)     (22,481,671)
      Net utility plant                  $58,713,325    $55,019,666     $ 53,012,513
CURRENT ASSETS
  Cash and cash equivalents              $   270,239    $   156,547     $    505,304
  Accounts receivable - net                2,678,983      1,117,962        3,466,229
  Deferred gas cost                                -      1,471,342        2,419,352
  Gas in storage                             428,194        352,572          365,845
  Materials and supplies                     415,689        700,761          606,931
  Prepayments                                562,106        317,343          436,819
      Total current assets               $ 4,355,211    $ 4,116,527     $  7,800,480
OTHER ASSETS
  Cash surrender value of
    officers' life insurance             $   277,603    $   269,029     $    252,887
  Note receivable from officer                67,000         83,000           86,001
  Unamortized debt expense and other       2,377,658      2,444,258        2,450,234
      Total other assets                 $ 2,722,261    $ 2,796,287     $  2,789,122

         Total assets                    $65,790,797    $61,932,480     $ 63,602,115

     CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common shareholders' equity            $22,737,786    $22,164,791     $ 22,655,134
  Long-term debt                          24,091,000     24,500,000       24,500,000
      Total capitalization               $46,828,786    $46,664,791     $ 47,155,134
CURRENT LIABILITIES
  Current portion of long-term debt      $   500,000    $   500,000     $    500,000
  Notes payable                            4,895,000      2,705,000        3,340,000
  Accounts payable                         1,642,764      2,133,840        2,242,270
  Refunds due customers                      529,225        396,065           66,400
  Customers' deposits                        416,628        342,979          435,324
  Advance recovery of gas costs              436,105              -                -
  Accrued taxes                            1,417,469        436,158        1,914,177
  Accrued interest on debt                   478,972        427,338          413,946
  Accrued vacation                           432,407        454,362          418,976
  Other current and accrued
    liabilities                              265,108        314,888          146,316
      Total current liabilities          $11,013,678    $ 7,710,630     $  9,477,409
DEFERRED CREDITS AND OTHER
  Deferred income taxes                  $ 5,563,700    $ 5,116,400     $  4,469,800
  Investment tax credits                     886,100        921,800          957,500
  Regulatory liability                     1,289,200      1,312,500        1,335,800
  Customer advances for
    construction and other                   209,333        206,359          206,472
      Total deferred credits and         $ 7,948,333    $ 7,557,059     $  6,969,572
       other

         Total capitalization and
            liabilities                  $65,790,797    $61,932,480     $ 63,602,115

 DELTA NATURAL GAS COMPANY, INC.
    AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF CASH
        FLOWS (UNAUDITED)

                                        Nine Months Ended              Twelve Months Ended
                                             March 31                       March 31
                                        1995           1994           1995           1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                      $ 1,851,055     $ 2,749,726    $ 1,772,330    $ 2,901,450
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation, depletion
       and amortization             1,705,442       1,574,071      2,200,642      2,051,880
      Deferred income taxes and
       investment tax credits         388,300         287,200        975,900        842,200
      Other, net                      434,170         321,462        559,680        476,105
  (Increase) decrease in certain
   assets                            (117,566)     (1,776,201)     3,204,489        614,973
  Increase (decrease) in certain
   liabilities                      1,116,022        (303,725)       (15,870)    (1,491,709)

      Net cash provided by
        operating activities      $ 5,377,423     $ 2,852,533    $ 8,697,171    $ 5,394,899

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures            $(5,766,671)    $(4,753,123)   $(8,388,558)   $(6,584,106)

      Net cash used in
        investing activities      $(5,766,671)    $(4,753,123)   $(8,388,558)   $(6,584,106)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock       $(1,551,653)    $(1,458,541)   $(2,065,479)   $(1,911,024)
  Issuance of common stock, net       273,593       3,862,905        375,801      3,960,448
  Issuance of debentures, net               -      14,246,937              -     14,246,937
  Repayment of long-term debt        (409,000)    (11,330,286)      (409,000)   (11,353,167)
  Increase (decrease) in
    short-term debt                 2,190,000      (3,130,000)     1,555,000     (4,475,000)

      Net cash provided by (used
        in)financing activities   $   502,940     $ 2,191,015    $  (543,678)   $   468,194

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                 $   113,692     $   290,425    $  (235,065)   $  (721,013)

CASH AND EQUIVALENTS, BEGINNING       156,547         214,879        505,304      1,226,317

CASH AND EQUIVALENTS, END         $   270,239     $   505,304    $   270,239    $   505,304

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period
for:
   Interest                       $ 1,688,087     $ 1,618,951    $ 2,210,841    $ 2,161,666
   Income taxes                   $   233,046     $         -    $   948,046    $   697,000



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






     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1995 are expected to be approximately $8.4 million, of which approximately $5.8 million was expended during the nine months ended March 31, 1995. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current line of credit is $15 million, of which approximately $4.9 million was borrowed at March 31, 1995. These short-term borrowings are periodically repaid with long-term debt and equity securities as was done on October 18, 1993, when the net proceeds of approximately $17.8 million from the sale of $15,000,000 of Debentures and 170,000 shares of common stock were used to repay certain long-term debt and to repay short-term notes payable.

           Delta's sales are seasonal in nature, and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs. As a result, short-term borrowings increased from approximately $2.7 million at June 30, 1994 to $4.9 million at March 31, 1995.

           The primary sources and uses of cash for the nine and twelve month periods ending March 31, 1995 and 1994 are summarized below:

                                         Nine Months Ended March 31
     Sources (Uses)                         1995             1994

     Provided by
      operating activities              $  5,377,423     $  2,852,533
     Capital expenditures               $ (5,766,671)    $ (4,753,123)
     Issuance of common stock, net      $    273,593     $  3,862,905
     Issuance of debentures, net        $       -        $ 14,246,937
     Repayment of long-term
       debt                             $   (409,000)    $(11,330,286)
     Dividends on common stock          $ (1,551,653)    $ (1,458,541)
     Increase (decrease) in
       short-term debt                  $  2,190,000     $ (3,130,000)



                                       Twelve   Months   Ended   March   31
                                             1995              1994

     Sources (Uses)

     Provided by operating
       activities                       $  8,697,171        $  5,394,899
     Capital expenditures               $ (8,388,558)       $ (6,584,106)
     Issuance of common stock, net      $    375,801        $  3,960,448
     Issuance of debentures, net        $       -           $ 14,246,937
     Repayment of long-term
       debt                             $   (409,000)       $(11,353,167)
     Dividends on common stock          $ (2,065,479)       $ (1,911,024)
     Increase (decrease) in short-
       term debt                        $  1,555,000        $ (4,475,000)


     RESULTS OF OPERATIONS

     Operating Revenues

           The decreases in operating revenues for the three, nine and twelve months ended March 31, 1995 of approximately $1,591,000, $2,226,000 and $1,837,000 respectively, were due primarily to decreases in retail sales volumes of approximately 307,000 Mcf, 543,000 Mcf and 599,000 Mcf for the three, nine and twelve months ended March 31, 1995, respectively, as a result of the warmer winter weather in 1995. Billed degree days were approximately 106%, 84% and 92% of the thirty-year average degree days for the three, nine and twelve months ended March 31, 1995, respectively, as compared with approximately 119%, 99% and 107% for the similar periods of 1994. These decreases were partially offset by increased volumes transported for on-system customers for the three, nine and twelve months ended March 31, 1995 of approximately 68,000 Mcf, 160,000 Mcf and 174,000 Mcf, respectively, as compared with the similar periods of 1994. Also, customers as of March 31, 1995 increased by 1,139, or 3.4%, and this helped to offset the decreases in retail sales volumes.


     Operating Expenses

           The decreases in purchased gas expense for the three, nine, and twelve months ended March 31, 1995 of approximately $963,000, $1,104,000 and $671,000, respectively, were due primarily to decreases in the cost of gas for retail sales resulting from decreases in retail sales volumes for the periods as the winter weather was warmer during the 1995 periods. The decreases were partially offset by increases in the cost of gas purchased for retail sales.

           The increase in operation and maintenance expense for the twelve months ended March 31, 1995 of approximately $349,000 was primarily due to wage and benefit cost increases and the general effects of inflation.





           The increases in depreciation expense for the three, nine and twelve months ended March 31, 1995 of approximately $51,000, $150,000 and $180,000, respectively, were due primarily to additional depreciable plant.

           The increase in taxes other than income taxes for the nine and twelve months ended March 31, 1995 of approximately $11,000 and $60,000, primarily due to increased property taxes, which resulted from increased plant, and to increased payroll taxes, which resulted from increased wages and payroll tax rates.

           The decreases in income taxes for the three, nine and twelve months ended March 31, 1995, of $268,000, $536,000 and $738,000, respectively, were primarily due to changes in net income.

     Interest Charges

           The increases in interest charges for the three, nine and twelve months ended March 31, 1995 of $30,000, $134,000 and $127,000, respectively, were due primarily to increased average short-term borrowings and higher interest rates.


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


                                 DELTA NATURAL GAS COMPANY, INC.
                                 (Registrant)

                                 /s/ Glenn R. Jennings
     DATE:  May 9, 1995          Glenn R. Jennings
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)


                                 /s/ John F. Hall
                                 John F. Hall
                                 Vice President - Finance,
                                 Secretary and Treasurer
                                 (Principal Financial Officer)