Form 10-Q
period 1995-09-30
DELTA NATURAL GAS CO INC
filed 1995-11-13
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q



  X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

               YES____X_____.      NO__________.

                  Common Shares, Par Value $1.00 Per Share
           1,881,752 Shares Outstanding as of September 30, 1995.



PART 1 -FINANCIAL INFORMATION


  DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Three Months Ended        Twelve Months Ended
                                              September 30              September 30
                                           1995         1994          1995         1994

OPERATING REVENUES                      $3,774,849  $3,634,262     $31,984,926  $34,895,704

OPERATING EXPENSES
   Purchased gas                        $1,518,930  $1,400,233     $15,615,853  $17,328,376
   Operation and maintenance             2,019,029   1,903,412       8,118,414    8,413,590
   Depreciation and depletion              603,649     543,974       2,243,233    2,026,286
   Taxes other than income taxes           231,563     207,384         887,519      876,976
   Income taxes                           (450,800)   (375,600)        967,200    1,456,000

      Total operating expenses          $3,922,371  $3,679,403     $27,832,219  $30,101,228

OPERATING INCOME (LOSS)                 $ (147,522) $  (45,141)    $ 4,152,707  $ 4,794,476

OTHER INCOME AND DEDUCTIONS, NET             7,206       6,559          51,229       35,534

INCOME (LOSS) BEFORE INTEREST CHARGES   $ (140,316) $  (38,582)    $ 4,203,936  $ 4,830,010

INTEREST CHARGES                           620,346     594,476       2,413,805    2,249,782

NET INCOME (LOSS)                       $ (760,662) $ (633,058)    $ 1,790,131  $ 2,580,228

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    1,875,427   1,842,535       1,859,334    1,819,949


NET INCOME (LOSS) PER COMMON SHARE      $     (.41)  $     (.34)   $       .96  $     1.42

DIVIDENDS DECLARED PER COMMON SHARE     $      .28   $      .28    $      1.12  $     1.11


    DELTA NATURAL GAS COMPANY, INC. AND
            SUBSIDIARY COMPANIES
  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

    ASSETS                                     September 30,1995    June 30, 1995   September 30,1994

UTILITY PLANT                                $  87,538,629         $  84,944,969     $  80,006,773
   Less-Accumulated provision
      for depreciation                         (25,026,445)          (24,588,203)      (23,301,444)
         Net utility plant                   $  62,512,184         $  60,356,766     $  56,705,329

CURRENT ASSETS
   Cash and cash equivalents                 $     155,517         $     135,779     $     237,460
   Accounts receivable - net                       708,882             1,236,199           631,008
   Gas in storage                                  497,492               490,710           514,827
   Deferred gas costs                                 -                     -            1,744,786
   Materials and supplies                          503,713               527,442           477,077
   Prepayments                                     305,039               423,246           243,400
         Total current assets                $   2,170,643         $   2,813,376     $   3,848,558

OTHER ASSETS
   Cash surrender value of
      officer's life insurance               $     293,457         $     293,116     $     277,603
   Note receivable from officer                    124,000               130,000            79,000
   Unamortized debt expense and other            2,333,258             2,355,458         2,422,058
         Total other assets                  $   2,750,715        $   2,778,574      $   2,778,661

            Total assets                     $  67,433,542         $  65,948,716     $  63,332,548

     LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
   Common shareholders' equity               $  21,441,250         $  22,511,513     $  21,134,936
   Long-term debt                               23,621,009            23,702,200        24,500,000
         Total capitalization                $  45,062,259         $  46,213,713     $  45,634,936

CURRENT LIABILITIES
   Notes payable                             $   9,565,000         $   5,675,000     $   6,425,000
   Current portion of long-term debt             1,057,700             1,057,700           500,000
   Accounts payable                              1,556,149             1,955,231         1,398,809
   Accrued taxes                                   (76,996)              363,948          (158,314)
   Refunds due customers                           445,549               479,637           406,882
   Advance recovery of gas cost                    843,772             1,111,786             -
   Customers' deposits                             327,588               331,708           346,625
   Accrued interest on debt                        385,416               473,001           446,364
   Accrued vacation                                454,728               454,728           449,757
   Other current and accrued
      liabilities                                  326,723               349,872           312,849
         Total current liabilities           $  14,885,629         $  12,252,611     $  10,127,972

DEFERRED CREDITS AND OTHER
   Deferred income taxes                     $   5,510,400         $   5,510,400     $   5,116,400
   Investment tax credits                          850,400               850,400           921,800
   Regulatory liability                            912,900               912,900         1,312,500
   Advances for construction
      and other                                    211,954               208,692           218,940
         Total deferred credits and other    $   7,485,654         $   7,482,392     $   7,569,640

            Total liabilities                $  67,433,542         $  65,948,716     $  63,332,548

DELTA NATURAL GAS COMPANY, INC. AND
        SUBSIDIARY COMPANIES
  CONSOLIDATED STATEMENTS OF CASH
               FLOWS
            (UNAUDITED)

                                      Three Months     Twelve Months Ended
                                         Ended
                                      September 30        September 30
                                          1995         1994         1995           1994
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net income (loss)                 $   (760,662)  $  (633,058) $  1,790,131   $  2,580,228
   Adjustments to reconcile net
      income to net cash from
      operating activities:
        Depreciation, depletion
         and amortization                 625,849       566,174     2,332,033      2,121,049
        Deferred income taxes
         and investment tax
         credits                            -              -          (77,000)       874,800
        Other, net                        96,180         158,475      539,689        576,221
   Increase(decrease) in other           668,130         617,752      (209,668)    2,146,897
    assets
   Increase (decrease) in other
    liabilities                        (1,253,720)   (1,563,521)    2,797,757     (2,975,920)
      Net cash provided by (used in)
       operating activities          $   (624,223)  $  (854,178) $  7,172,942   $  5,323,275

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Capital expenditures              $ (2,855,247)  $(2,388,112) $ (8,589,777)  $ (7,881,942)

      Net cash used in
       investing activities          $ (2,855,247)  $(2,388,112) $ (8,589,777)  $ (7,881,942)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Dividends on common stock         $   (525,467)  $  (515,933) $ (2,082,908)  $ (2,034,666)
   Issuance of common stock, net          215,866       119,136       599,091      4,003,463
   Issuance of debentures                    -             -             -        14,246,937
   Repayment of long-term debt            (81,191)         -         (321,291)   (11,322,221)
   Increase (decrease) in
    notes payable                       3,890,000     3,720,000     3,140,000     (2,210,000)

      Net cash provided by
       financing activities          $  3,499,208   $ 3,323,203  $  1,334,892   $  2,683,513

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $     19,738   $    80,913  $    (81,943)  $    124,846
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                    135,779       156,547       237,460        112,614

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $    155,517   $   237,460  $    155,517   $    237,460

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                          $    685,731   $   553,250  $  2,385,953   $  2,170,906
   Income taxes                      $    (34,588)  $   229,443  $  1,000,911   $    944,443

          DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Delta Natural Gas Company, Inc. (Delta or the Company) has four wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. was formed to engage in potential pipeline and storage projects. Enpro, Inc. owns and operates existing production properties. All subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1995 for additional footnote disclosures, including a summary of significant accounting policies.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Capital  expenditures  for Delta for fiscal 1996  are  expected  to  be
approximately  $12.4 million, of which approximately  $2.9       million  was
expended during the three months ended September 30, 1995. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $15 million, of which approximately $9.6 million was borrowed at September 30, 1995. These short-term borrowings are periodically repaid with long-term debt and equity securities as was done in October, 1993, when the net proceeds of approximately $17.8 million from the sale of $15 million of debentures and 170,000 shares of common stock were used to repay short-term debt and to refinance certain long-term debt.

      Delta's sales are seasonal in nature and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs. As a result, short-term borrowings increased from approximately $5.7 million at June 30, 1995 to $9.6 million at September 30, 1995.

      The primary sources and uses of cash for the three and twelve month periods ending September 30, 1995 and 1994 are summarized below:

                                 Three Months Ended September 30,
                                         1995          1994

Sources (Uses)

Used in operating activities       $    (624,223) $   (854,178)
Capital expenditures               $  (2,855,247) $ (2,388,112)
Dividends on common stock          $    (525,467) $   (515,933)
Issuance of common stock, net      $     215,866  $    119,136
Repayment of long-term debt        $     (81,191) $       -
Increase(decrease)in notes payable $   3,890,000  $  3,720,000

                                Twelve Months Ended September 30,

Sources (Uses)                           1995          1994

Provided by operating activities   $  7,172,942   $  5,323,275
Capital expenditures               $ (8,589,777)  $ (7,881,942)
Dividends on common stock          $ (2,082,908)  $ (2,034,666)
Issuance of common stock, net      $    599,091   $  4,003,463
Issuance of debentures, net        $       -      $ 14,246,937
Repayment of long-term debt        $   (321,291)  $(11,322,221)
Increase(decrease)in notes payable $  3,140,000   $ (2,210,000)





RESULTS OF OPERATIONS

Operating Revenues

      The  decrease  in  operating  revenues  for  the  twelve  months  ended
September 30, 1995 of approximately $2,911,000 was due primarily to a decrease in retail sales volumes of approximately 601,000 Mcf as a result of the warmer winter weather in 1995 (90.2% of 30 year average weather compared to 105.2% for 1994) and a decrease in off-system transportation of approximately 528,000 Mcf due to reduced deliveries from some local production. The decrease was partially offset by an increase in customers served of approximately 2.9% and by an increase in on-system transportation volumes of approximately 238,000 Mcf.


Operating Expenses

      The decrease in purchased gas expense of approximately $1,713,000 for the twelve months ended September 30, 1995 was due primarily to the decreased retail sales volumes.

      The increases in depreciation and depletion expense for the three and twelve months ended September 30, 1995 of approximately $60,000 and $217,000, respectively, were primarily due to additional depreciable plant.

     Changes in income taxes for the three and twelve months ended September 30, 1995 of approximately $75,000 and $489,000, respectively were primarily due to changes in net income.

Interest Charges

       The increase in interest charges for the twelve months ended September 30, 1995 of approximately $164,000 was due primarily to increased average short-term borrowings and increased average interest rates for the period.

Net Income (Loss) Per Common Share

      The net income (loss) per common share was impacted by the additional 170,000 shares of common stock issued in October, 1993, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1995 periods. As a result, the average common shares outstanding increased for the 1995 periods, and per share earnings were decreased.


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1995.


ITEM 5.  SUBSEQUENT EVENT.

       On November 10, 1995, Delta acquired interests, primarily consisting of leases and depleted gas wells, in certain property located in Bell County, Kentucky to be developed for the underground storage of natural gas.  This acquisition continues Delta's effort to  provide  for
enhanced supply security and system flexibility.   When operational, the
storage field will include approximately 8,000 acres and is expected to have an estimated working capacity of approximately 4 million Mcf of gas, which will be utilized to provide supply to the Company's customers during the winter heating months. The purchase price of $2,800,000 consists of $1,000,000 cash and a $1,800,000 promissory note payable in three installments through 2001. Delta secured the promissory note by escrow of 102,858 shares of Delta's common stock, which would be issued to the holder of the note in the event of default in payment by Delta.

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


                              DELTA NATURAL GAS COMPANY, INC.
                                        (Registrant)


                              ________________________________
DATE:  November 13, 1995      Glenn R. Jennings
                              President & Chief Executive Officer
                              (Duly Authorized Officer)



                              ________________________________
                              John F. Hall
                              Vice President - Finance,
                              Secretary and Treasurer
                              (Principal Financial Officer)