Form 10-Q
period 1995-12-31
DELTA NATURAL GAS CO INC
filed 1996-02-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995


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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
          1,886,450 Shares Outstanding as of December 31, 1995.

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                Three Months Ended        Six Months Ended      Twelve Months Ended
                                    December 31             December 31             December 31
                                  1995       1994         1995        1994        1995        1994


OPERATING REVENUES             $ 8,406,787     $ 7,131,698     $ 12,181,636      $ 10,765,960   $ 33,260,015  $ 34,212,764

OPERATING EXPENSES
  Purchased gas                $ 3,838,121     $ 3,440,503     $ 5,357,051       $ 4,840,736    $ 16,013,471  $ 17,109,484
  Operation and maintenance      1,995,766       1,990,854       4,014,795        3,894,266        8,123,326    8,397,707
  Depreciation and depletion       622,873         547,405       1,226,522        1,091,379        2,318,701    2,077,014
  Taxes other than income          241,224         210,295         472,787          417,679          918,448      887,213
     taxes
  Income taxes                     377,000         120,400         (73,800)        (255,200)       1,223,800    1,242,500

    Total operating expenses   $ 7,074,984    $ 6,309,457     $ 10,997,355      $ 9,988,860    $ 28,597,746   $ 29,713,918


OPERATING INCOME               $ 1,331,803    $    822,241     $ 1,184,281       $ 777,100      $ 4,662,269   $ 4,498,846

OTHER INCOME AND DEDUCTIONS,         7,282          23,615          14,488          30,174          34,896       49,694
NET

INCOME BEFORE INTEREST CHARGES $ 1,339,085    $    845,856     $ 1,198,769       $ 807,274      $ 4,697,165   $ 4,548,540

INTEREST CHARGES                  689,996          617,737       1,310,342        1,212,213       2,486,064    2,318,641

NET INCOME (LOSS)              $  649,089      $   228,119      $ (111,573)      $ (404,939)    $ 2,211,101   $ 2,229,899

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING            1,883,326      1,847,354      1,879,037           1,844,837     1,867,994    1,838,806

NET INCOME (LOSS) PER COMMON   $      .34      $     .12        $   (.06)         $    (.22)      $ 1.18        $ 1.21
SHARE

DIVIDENDS DECLARED PER COMMON  $      .28      $     .28        $    .56          $    .56        $  1.12       $ 1.115
SHARE


         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)



             ASSETS                    December 31, 1995    June 30, 1995    December 31, 1994

UTILITY PLANT                             $ 92,959,368       $ 84,944,969    $ 81,985,956
  Less-Accumulated provision
    for depreciation                      (25,555,643)       (24,588,203)     (23,770,812)
      Net utility plant                   $ 67,403,725       $ 60,356,766    $ 58,215,144

CURRENT ASSETS
  Cash and cash equivalents               $    441,938       $    135,779    $   490,513
  Accounts receivable - net                  2,090,988          1,236,199     1,467,632
  Deferred gas cost                          1,165,093             -          2,167,331
  Gas in storage                               488,658            490,710      497,740
  Materials and supplies                       437,814            527,442      442,311
  Prepayments                                  146,498            423,246      114,813
      Total current assets                $  4,770,989       $  2,813,376    $ 5,180,340

OTHER ASSETS
  Cash surrender value of
    officers' life insurance              $    295,137       $    293,116    $    277,603
  Note receivable from officer                 118,000            130,000          73,000
  Unamortized debt expense and other         2,311,058          2,355,458       2,399,858
      Total other assets                  $  2,724,195       $  2,778,574     $ 2,750,461

        Total assets                      $ 74,898,909       $ 65,948,716     $ 66,145,945

  LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity             $ 21,645,813       $ 22,511,513    $ 20,915,700
  Long-term debt                            25,066,182         23,702,200      24,307,000
      Total capitalization                $ 46,711,995       $ 46,213,713    $ 45,222,700

CURRENT LIABILITIES
  Notes payable                           $ 12,710,000       $ 5,675,000     $ 8,030,000
  Current portion of long-term debt          1,063,200         1,057,700         500,000
  Accounts payable                           4,338,009         1,955,231       2,431,053
  Accrued taxes                                 35,682           363,948         (14,463)
  Refunds due customers                        382,433           479,637         333,808
  Advance recovery of gas cost                   -             1,111,786         -
  Customers' deposits                          380,647           331,708         415,437
  Accrued interest on debt                     594,071           473,001         524,745
  Accrued vacation                             451,046           454,728         449,757
  Other current and accrued
    liabilities                                379,467           349,872         299,126
      Total current liabilities           $ 20,334,555      $ 12,252,611    $ 12,969,463

DEFERRED CREDITS AND OTHER
  Deferred income taxes                   $ 5,933,500        $ 5,510,400     $ 5,563,700
  Investment tax credits                      814,900            850,400         886,100
  Regulatory liability                        889,800            912,900       1,289,200
  Advances for construction and other         214,159            208,692         214,782
      Total deferred credits and other    $ 7,852,359        $ 7,482,392     $ 7,953,782

       Total liabilities                  $ 74,898,909       $ 65,948,716    $66,145,945

         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                      Six Months Ended          Twelve Months Ended
                                         December 31                December 31
                                      1995         1994          1995         1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)               $ (111,573)     $ (404,939)      $2,211,101      $ 2,229,899
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization             1,270,922       1,135,779       2,407,501        2,175,138
      Deferred income taxes and
       investment tax credits       364,500         388,300         (100,800)        975,900
      Other, net                    237,052         282,769         556,267          525,099
  Decrease (increase) in other
   assets                           (476,382)       (32,432)        (703,996)        2,730,227
  Increase (decrease) in other
   liabilities                      (118,182)       (753,733)       3,123,507      (2,003,639)
      Net cash provided by
        operating activities      $ 1,166,337     $ 615,744        $7,493,580      $ 6,632,624

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures            $ (8,510,533)   $ (4,569,626)    $(12,063,549)   $ (8,144,495)
      Net cash used in
        investing activities      $ (8,510,533)   $ (4,569,626)    $(12,063,549)   $ (8,144,495)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock       $ (1,052,488)   $ (1,033,072)    $(2,092,790)    $ (2,050,367)
  Issuance of common stock, net        298,361         188,920         611,802          455,191
  Increase (decrease) in long-
   term debt                          1,369,482       (193,000)       1,322,382       (193,000)
  Increase (decrease) in notes
    payable                           7,035,000       5,325,000       4,680,000        3,435,000
      Net cash provided by
        financing activities      $   7,650,355     $ 4,287,848      $4,521,394      $ 1,646,824

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS        $    306,159      $   333,966      $ (48,575)       $ 134,953

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                   135,779         156,547         490,513          355,560

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     $   441,938       $ 490,513        $441,938        $ 490,513

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period
for:
   Interest                       $ 1,144,872     $ 1,070,406      $2,327,938      $ 2,108,510
   Income taxes                   $  (34,588)     $   233,046      $  997,308        $ 948,046



         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Delta Natural Gas Company, Inc. (Delta or the Company) has four wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. was formed to engage in potential pipeline and storage projects. Enpro, Inc. owns and operates existing production properties. All subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

     (2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1995 for additional footnote disclosures, including a summary of significant accounting policies.

     (3) On November 10, 1995, Delta acquired interests, primarily consisting of leases and depleted gas wells, in certain property located in Bell County, Kentucky to be developed for the underground storage of natural gas. This acquisition continues Delta's effort to provide for enhanced supply security and system flexibility. The storage field will include approximately 8,000 acres and is expected to have an estimated working capacity of approximately 4 million Mcf of gas, which will be utilized to provide supply to the Company's customers during the winter heating months. The purchase price of $2,800,000 consists of $1,000,000 cash and a $1,800,000 promissory note payable in three installments through 2001. Delta secured the promissory note by escrow of 102,858 shares of Delta's common stock, which would be issued to the holder of the note in the event of default in payment by Delta.

     (4) Reference is made to Part II - Item 1 relative to the status of legal proceedings.






     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1996 are expected to be approximately $12.4 million, of which approximately $8.5 million was expended during the six months ended December 31, 1995. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20 million, of which approximately $12.7 million was borrowed at December 31, 1995. These short-term borrowings are periodically repaid with long-term debt and equity securities.

           Delta's sales are seasonal in nature, and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs. As a result, short-term borrowings increased from approximately $5.7 million at June 30, 1995 to $12.7 million at December 31, 1995.

           The primary sources and uses of cash for the six and twelve month periods ending December 31, 1995 and 1994 are summarized below:


         Sources (Uses)                  Six Months Ended December 31
                                           1995             1994
         Provided by operating
           activities                   $  1,166,337        $    615,744
         Capital expenditures           $ (8,510,533)       $ (4,569,626)
         Dividends on common stock      $ (1,052,488)       $ (1,033,072)
         Issuance of common stock, net  $    298,361        $    188,920
         Increase (decrease) in long-
          term debt                     $  1,369,482        $   (193,000)
         Increase (decrease) in
           notes payable                $  7,035,000         $ 5,325,000



         Sources (Uses)                      Twelve Months Ended
                                                December 31
                                           1995             1994
         Provided by operating
           activities                   $   7,493,580       $  6,632,624
         Capital expenditures           $ (12,063,549)      $ (8,144,495)
         Dividends on common stock      $ (2,092,790)       $ (2,050,367)
         Issuance of common stock, net  $    611,802        $    455,191
         Increase (decrease) in long-
          term debt                     $  1,322,382        $   (193,000)
         Increase (decrease) in
           notes payable                $  4,680,000        $  3,435,000


     RESULTS OF OPERATIONS

     Operating Revenues

           The increases in operating revenues for the three and six months ended December 31, 1995 of approximately $1,275,000 and $1,416,000, respectively, were due primarily to increases in retail sales volumes of approximately 293,000 Mcf and 297,000 Mcf for the respective periods as a result of the colder winter weather in 1995. Billed degree days were approximately 72% of the thirty-year average degree days for the six months ended December 31, 1995 as compared with approximately 52% for the similar period of 1994. In addition, on-system transportation volumes for the three and six months ended December 31, 1995 increased approximately 60,000 Mcf and 102,000 Mcf, respectively, as compared with the similar periods of 1994. These increases were partially offset by decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause.

           The decrease in operating revenues of approximately $953,000 for the twelve months ended December 31, 1995 was primarily due to decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. Contributing to the decrease in operating revenues was a decrease in retail sales volumes of approximately 77,000 Mcf, and a decrease in off-system transportation volumes of approximately 446,000 Mcf due primarily to reduced deliveries from some local production. This decrease was partially offset by an increase of approximately 212,000 Mcf transported for on-system customers.






     Operating Expenses

           The increases in purchased gas expense for the three and six months ended December 31, 1995 of approximately $398,000 and $516,000, respectively, were due primarily to increased gas purchases for retail sales resulting from increases in retail sales volumes for the periods as the winter weather was colder during the 1995 periods. The increases were partially offset by decreases in the cost of gas purchased for retail sales. The decrease in purchased gas expense for the twelve months ended December 31, 1995 of approximately $1,096,000 was due primarily to decreases in the cost of gas purchased for retail sales.

           The increases in depreciation expense for the three, six and twelve months ended December 31, 1995 of approximately $75,000, $135,000 and $242,000, respectively, were due primarily to additional depreciable plant.

           The increase in taxes other than income taxes for the three, six and twelve months ended December 31, 1995 of approximately $31,000, $55,000 and $31,000, respectively, were primarily due to increased property taxes, which resulted from increased plant and property valuation, and to increased payroll taxes, which resulted from increased wages.

           The increases in income taxes for the three and six months ended December 31, 1995, of $257,000 and $181,000, respectively, and the decrease in income taxes for the twelve months ended December 31, 1995 of $19,000, were primarily due to changes in net income.

     Interest Charges

           The increases in interest charges for the three, six and twelve months ended December 31, 1995 of $72,000, $98,000 and $167,000, respectively, were due primarily to increased average short-term borrowings.





                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

          The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1995.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a)    The   Registrant  held  its  annual   meeting   of
               shareholders on November 16, 1995.

               (b) Donald R. Crowe and Billy Joe Hall were elected to Delta's Board of Directors for three-year terms expiring in 1998. Glenn R. Jennings, Virgil E. Scott and Arthur
               E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 1996 and Jane W. Hylton, Harrison D. Peet and Henry C. Thompson will continue to serve on Delta's Board of Directors until the election in 1997.

               (c)   The total shares voted in the election of Directors
               were  1,669,739.   There were no broker  non-votes.   The
               shares voted for each Nominee were:

               Donald R. Crowe        For 1,648,827  Withheld  20,912
               Billy Joe Hall         For 1,648,743  Withheld  20,996

                     The  shares  voted  for the appointment  of  Arthur
               Andersen LLP as auditors of the Company for 1996 were as follows (there were no broker non-votes):

                    For       1,630,189
                    Against      16,717
                    Abstain      22,832

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


                                 DELTA NATURAL GAS COMPANY, INC.
                                 (Registrant)


                                 ___/s/Glenn R. Jennings______________
     DATE:  February 12, 1996    Glenn R. Jennings
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)



                                 ___/s/John F. Hall___________________
                                 John F. Hall
                                 Vice President - Finance, Secretary
                                 and Treasurer
                                 (Principal Financial Officer)