Form 10-Q
period 1996-03-31
DELTA NATURAL GAS CO INC
filed 1996-05-03
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996


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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
            1,894,951 Shares Outstanding as of March 31, 1996.

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Three Months Ended           Nine Months Ended         Twelve Months Ended
                                            March 31                     March 31                  March 31
                                        1996         1995          1996           1995             1996       1995

OPERATING REVENUES                  $16,023,581   $ 14,903,281   $28,205,217    $25,669,241     $34,380,315   $32,621,371

OPERATING EXPENSES
  Purchased gas                     $7,961,672    $  7,903,996   $13,318,723    $12,744,732     $16,071,147   $16,146,899
  Operation and maintenance          2,148,759       2,059,921     6,163,554      5,954,187       8,212,164     8,415,103
  Depreciation and depletion           610,832         547,463     1,837,354      1,638,842       2,382,070     2,128,066
  Taxes other than income taxes        280,710         228,883       753,497        646,562         970,275       886,213
  Income taxes                       1,600,000       1,320,600     1,526,200       1,065,400      1,503,200       974,100

    Total operating expenses       $12,601,973    $ 12,060,863   $23,599,328    $22,049,723     $29,138,856   $28,550,381

OPERATING INCOME                    $3,421,608    $  2,842,418   $ 4,605,889     $3,619,518      $5,241,459    $4,070,990

OTHER INCOME AND DEDUCTIONS, NET         1,031           7,684        15,519         37,858          28,243        49,783

INCOME BEFORE INTEREST CHARGES      $3,422,639    $  2,850,102   $ 4,621,408     $3,657,376      $5,269,702    $4,120,773

INTEREST CHARGES                       697,195         594,108     2,007,537      1,806,321       2,589,151     2,348,443

NET INCOME                          $2,725,444    $  2,255,994    $2,613,871     $1,851,055      $2,680,551    $1,772,330

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 1,890,068       1,852,445     1,882,708      1,847,319       1,877,207     1,844,359

NET INCOME PER COMMON SHARE              $1.44          $ 1.22         $1.39          $1.00           $1.43     $     .96

DIVIDENDS DECLARED PER COMMON SHARE       $.28           $ .28          $.84           $.84            $1.12    $    1.12

         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                ASSETS                 March 31, 1996  June 30, 1995   March 31, 1995
UTILITY PLANT                           $ 95,017,635     $ 84,944,969    $82,915,276
  Less-Accumulated provision
    for depreciation                     (26,086,634)     (24,588,203)   (24,201,951)
      Net utility plant                 $ 68,931,001     $ 60,356,766    $58,713,325

CURRENT ASSETS
  Cash and cash equivalents             $    201,301     $    135,779     $   270,239
  Accounts receivable - net                3,532,467        1,236,199       2,678,983
  Deferred gas cost                        3,506,175            -               -
  Gas in storage                             349,909          490,710         428,194
  Materials and supplies                     526,717          527,442         415,689
  Prepayments                                525,405          423,246         562,106
      Total current assets              $  8,641,974     $  2,813,376      $4,355,211

OTHER ASSETS
  Cash surrender value of
    officers' life insurance            $    295,137      $   293,116      $  277,603
  Note receivable from officer               112,000          130,000          67,000
  Unamortized debt expense and other       2,288,857        2,355,458       2,377,658
      Total other assets                $  2,695,994      $ 2,778,574      $2,722,261

        Total assets                    $ 80,268,969      $65,948,716     $65,790,797

 LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity           $ 23,986,407      $22,511,513     $22,737,786
  Long-term debt                          24,976,650       23,702,200      24,091,000
      Total capitalization              $ 48,963,057      $46,213,713     $46,828,786

CURRENT LIABILITIES
  Notes payable                         $ 15,460,000      $ 5,675,000      $4,895,000
  Current portion of long-term debt        1,063,200        1,057,700         500,000
  Accounts payable                         3,494,601        1,955,231       1,642,764
  Accrued taxes                            1,793,307          363,948       1,417,469
  Refunds due customers                      101,967          479,637         529,225
  Advance recovery of gas cost                  -           1,111,786         436,105
  Customers' deposits                        374,842          331,708         416,628
  Accrued interest on debt                   585,926          473,001         478,972
  Accrued vacation                           445,335          454,728         432,407
  Other current and accrued
    liabilities                              113,017          349,872         265,108
      Total current liabilities         $ 23,432,195      $12,252,611     $11,013,678

DEFERRED CREDITS AND OTHER
  Deferred income taxes                 $  5,952,100      $ 5,510,400      $5,563,700
  Investment tax credits                     814,900          850,400         886,100
  Regulatory liability                       889,800          912,900       1,289,200
  Advances for construction and other        216,917          208,692         209,333
      Total deferred credits and other  $  7,873,717     $  7,482,392      $7,948,333

       Total liabilities                $ 80,268,969     $ 65,948,716     $65,790,797


         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                          Nine Months Ended              Twelve Months Ended
                                              March 31                         March 31
                                         1996          1995                1996          1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                           $ 2,613,871     $ 1,851,055      $  2,680,551     $  1,772,330
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization                  1,903,955       1,705,442         2,470,872         2,200,642
      Deferred income taxes and
       investment tax credits              383,100         388,300           (82,200)         975,900
      Other, net                           355,575         434,170           527,730         559,680
  Decrease (increase) in other
   assets                               (6,858,883)       (117,566)       (4,854,340)      3,204,489
  Increase (decrease) in other
   liabilities                           2,509,095       1,116,022         1,734,006         (15,870)
      Net cash provided by
        operating activities         $     906,713   $   5,377,423      $  2,476,619    $  8,697,171

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures               $  (8,967,164)  $  (5,766,671)    $ (11,327,477)   $  (8,388,558)
      Net cash used in
        investing activities         $  (8,967,164)  $  (5,766,671)    $ (11,327,477)   $  (8,388,558)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock          $  (1,581,873)  $  (1,551,653)    $  (2,103,594)   $  (2,065,479)
  Issuance of common stock, net            442,896         273,593           671,664          375,801
  Decrease in long-term debt              (520,050)       (409,000)         (351,150)        (409,000)
  Issuance of short-term debt           19,060,000      14,650,000        23,905,000       18,670,000
  Repayment of short-term debt          (9,275,000)    (12,460,000)      (13,340,000)     (17,115,000)
      Net cash provided by (used
        in) financing activities     $   8,125,973      $  502,940      $  8,781,920      $  (543,678)

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS           $      65,522      $  113,692      $   (68,938)      $  (235,065)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       135,779         156,547           270,239          505,304

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                       $     201,301     $   270,239        $  201,301       $  270,239

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                          $   1,828,012     $ 1,688,087      $  2,393,397     $    2,210,841
   Income taxes (net of refunds)     $     (31,310)    $   233,046      $  1,000,586     $      948,046



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






     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1996 are expected to be approximately $12.4 million, of which approximately $9.0 million was expended during the nine months ended March 31, 1996. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20 million, of which approximately $15.5 million was borrowed at March 31, 1996. The line of credit, which is with Bank One, Kentucky, NA, expires during November, 1996. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities.

           Delta's sales are seasonal in nature, and the largest proportion of cash is received during the winter heating months when sales volumes increase considerably. During non-heating months, cash needs for operations and construction are partially met through short-term borrowings. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions, thus increasing seasonal cash needs. As a result, short-term borrowings increased from approximately $5.7 million at June 30, 1995 to approximately $15.5 million at March 31, 1996.

           The net increase (decrease) in cash and cash equivalents for the nine and twelve month periods ending March 31, 1996 and 1995 is summarized below:


                                             Nine Months Ended March 31
                                               1996             1995
         Provided by operating
           activities                     $  906,713         $ 5,377,423
         Used in investing activities     (8,967,164)         (5,766,671)
         Provided      by     financing
        activities                         8,125,973             502,940
         Net increase in cash and cash
          equivalents                     $   65,522         $   113,692


                                           Twelve Months Ended March 31
                                             1996             1995
         Provided by operating
           activities                   $  2,476,619        $ 8,697,171
         Used in investing activities    (11,327,477)        (8,388,558)
         Provided by (used in)
          financing activities             8,781,920           (543,678)
         Net decrease in cash and cash
          equivalents                   $    (68,938)        $ (235,065)



     RESULTS OF OPERATIONS

     Operating Revenues

           The increases in operating revenues for the three, nine and twelve months ended March 31, 1996 of approximately $1,120,000, $2,536,000 and $1,759,000, respectively, were due primarily to increases in retail sales volumes of approximately 365,000 Mcf, 662,000 Mcf and 595,000 Mcf for the respective periods as a result of the colder winter weather in 1996. Billed degree days were approximately 117.7%, 100.6%, and 105.0% of the normal (thirty-year average) degree days for the three, nine and twelve months ended March 31, 1996 as compared with approximately 106.5%, 83.4% and
     91.9% for the similar period of 1995. In addition, on-system transportation volumes for the three, nine and twelve months ended March 31, 1996 increased approximately 15,000 Mcf, 117,000 Mcf and 160,000 Mcf, respectively, as compared with the similar periods of 1995. These increases were partially offset by decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause and a decrease in off-system transportation volumes for the nine and twelve months ended March 31, 1996, of approximately 266,000 Mcf and 392,000 Mcf, respectively, as compared with similar periods of 1995, due primarily to reduced deliveries from local producers.



     Operating Expenses

           The increase in purchased gas expense for the nine months ended March 31, 1996 of approximately $574,000 was due primarily to increased gas purchases for retail sales resulting from increases in retail sales volumes for the period as the winter weather was colder during the 1996 period. The increase was partially offset by decreases in the cost of gas purchased for retail sales.

           The increases in depreciation expense for the three, nine and twelve months ended March 31, 1996 of approximately $63,000, $199,000 and $254,000, respectively, were due primarily to additional depreciable plant.

           The increase in taxes other than income taxes for the three, nine and twelve months ended March 31, 1996 of approximately $52,000, $107,000 and $84,000, respectively, were primarily due to increased property taxes, which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

           The increases in income taxes for the three, nine and twelve months ended March 31, 1996, of $279,000, $461,000 and $529,000, respectively, were primarily due to changes in net income.

     Interest Charges

           The increases in interest charges for the three, nine and twelve months ended March 31, 1996 of $103,000, $201,000 and $241,000, respectively, were due primarily to increased average short-term borrowings.


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


                                 DELTA NATURAL GAS COMPANY, INC.
                                 (Registrant)


                                 /s/ Glenn R. Jennings________________
     DATE:  May 3, 1996          Glenn R. Jennings
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)



                                 /s/ John F. Hall_____________________
                                 John F. Hall
                                 Vice President - Finance, Secretary
                                 and Treasurer
                                 (Principal Financial Officer)