Form 10-Q
period 1996-09-30
DELTA NATURAL GAS CO INC
filed 1996-11-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
          2,319,359 Shares Outstanding as of September 30, 1996.
                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                Three Months Ended               Twelve Months Ended
                                   September 30                       September 30
                                  1996       1995                   1996        1995

OPERATING REVENUES             $ 4,074,332    $ 3,774,849     $ 36,875,538   $ 31,984,926

OPERATING EXPENSES
  Purchased gas                $ 1,646,240    $ 1,518,930     $ 17,517,065   $ 15,615,853
  Operation and maintenance      1,858,430      2,019,029        8,481,912      8,118,414
  Depreciation and depletion       727,190        603,649        2,634,493      2,243,233
  Taxes other than income          246,123        231,563        1,050,842        887,519
    taxes
  Income taxes                    (439,800)      (450,800)       1,570,500        967,200

    Total operating expenses   $ 4,038,183    $  3,922,371    $ 31,254,812   $ 27,832,219

OPERATING INCOME               $    36,149    $   (147,522)   $  5,620,726    $ 4,152,707

THER INCOME AND DEDUCTIONS,        14,003           7,206          39,300         51,229
NET

INCOME BEFORE INTEREST CHARGES $    50,152    $   (140,316)   $  5,660,026    $ 4,203,936

INTEREST CHARGES                   784,448         620,346       2,972,311      2,413,805

NET INCOME (LOSS)              $  (734,296)   $   (760,662)    $ 2,687,715    $ 1,790,131

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             2,212,638       1,875,427       1,988,707      1,859,334

NET INCOME (LOSS) PER COMMON   $     ( .33)   $      ( .41)    $      1.35         $  .96
SHARE

DIVIDENDS DECLARED PER COMMON  $      .285    $        .28           $      1.125  $ 1.12
SHARE                                                           1.125

         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

             ASSETS                September 30,   June 30, 1996  September
                                       1996                        30, 1995

UTILITY PLANT                     $103,908,130   $ 98,795,623   $ 87,538,629
  Less-Accumulated provision
    for depreciation               (27,245,397)   (26,749,774    (25,026,445)
      Net utility plant           $ 76,662,733   $ 72,045,849   $ 62,512,184

CURRENT ASSETS
  Cash and cash equivalents       $   260,072    $    151,633   $    155,517
  Accounts receivable - net           384,482       2,096,454        708,882
  Deferred gas cost                 3,540,863       2,676,357           -
  Gas in storage                      479,216         427,164        497,492
  Materials and supplies              587,990         652,139        503,713
  Prepayments                         241,636         369,544        305,039
      Total current assets        $ 5,494,259     $ 6,373,291   $  2,170,643

OTHER ASSETS
  Cash surrender value of
    officers' life insurance      $   312,913     $   304,339   $    293,457
  Note receivable from officer        120,000         126,000        124,000
  Unamortized debt expense and      2,924,658       2,291,158      2,333,258
other
     Total other assets          $ 3,357,571      $ 2,721,497   $  2,750,715
        Total assets              $85,514,563     $81,140,637   $ 67,433,542

   LIABILITIES AND SHAREHOLDERS'
              EQUITY

CAPITALIZATION
  Common shareholders' equity     $28,601,950     $23,628,323   $ 21,441,250
  Long-term debt                   38,997,690      24,488,916     23,621,009
  Notes payable refinanced
subsequent to      yearend              -          18,075,000         -
      Total capitalization        $67,599,640     $66,192,239   $ 45,062,259

CURRENT LIABILITIES
  Notes payable                   $ 3,355,000     $     -       $ 9,565,000
  Current portion of long-term debt 1,584,800       1,084,800     1,057,700
  Accounts payable                  1,999,886       2,826,438     1,556,149
  Accrued taxes                      (103,741)         93,554       (76,996)
  Refunds due customers               116,090          23,354       445,549
  Advance recovery of gas cost          -                -          843,772
  Customers' deposits                 302,043         304,246       327,588
  Accrued interest on debt            647,917         637,596       385,416
  Accrued vacation                    485,847         485,847       454,728
  Other current and accrued
    liabilities                       271,143         238,571       326,723
      Total current liabilities   $ 8,658,985     $ 5,694,406  $ 14,885,629

DEFERRED CREDITS AND OTHER
  Deferred income taxes           $ 7,318,500     $ 7,318,500  $ 5,510,400
  Investment tax credits              779,400         779,400      850,400
  Regulatory liability                938,300         938,300      912,900
  Advances for construction and       219,738         217,792      211,954
other
     Total deferred credits and  $ 9,255,938     $ 9,253,992   $ 7,485,654
        other
      Total liabilities           $85,514,563     $81,140,637  $ 67,433,542

         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                      Three Months Ended     Twelve Months Ended
                                         September 30               September 30

                                      1996        1995         1996         1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)               $ (734,296)  $ (760,662)  $ 2,687,715  $ 1,790,131
  Adjustments to reconcile net
   income (loss) to net cash from
   operating activities:
      Depreciation, depletion
       and amortization              783,527      625,849      2,821,034   2,332,033
      Deferred income taxes and
       investment tax credits          -              -        1,762,500    (77,000)
      Other, net                     133,978       96,180        522,271     539,689
  Decrease (increase) in other
   assets                            984,897      668,130     (4,078,289)   ( 209,668)
  Increase (decrease) in other
   liabilities                      (888,475)  (1,253,720)       307,812     2,797,757
      Net cash provided by (used
        in) operating activities  $  279,631   $ (624,223)   $ 4,023,043   $ 7,172,942

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures            $(5,478,052) $ (2,855,247)  $(15,929,336) $ (8,589,777)
      Net cash used in
        investing activities      $(5,478,052) $ (2,855,247)  $(15,929,336) $ (8,589,777)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock       $  (659,786) $  (525,467)   $ (2,247,733) $ (2,082,908)
  Issuance of common stock, net     6,367,709      215,866       6,720,718       599,091
  Issuance of long-term debt, net  14,334,834          -        14,310,334      -
  Repayment of long-term debt         (15,897)     (81,191)       (562,471)      (321,291)
  Issuance of short-term debt       5,015,000    5,200,000      25,770,000     20,070,000
  Repayment of short-term debt    (19,735,000)  (1,310,000)    (31,980,000)   (16,930,000)
      Net cash provided by
        financing activities      $ 5,306,860  $ 3,499,208    $ 12,010,848    $ 1,334,892

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS        $   108,439  $    19,738    $    104,555    $ (81,943)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                  151,633      135,779         155,517      237,460

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $   260,072   $  155,517    $    260,072    $ 155,517

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period
for:
   Interest                       $   742,461    $  685,731   $ 2,547,821     $ 2,385,953
   Income taxes (net of refunds)  $   (66,222)   $  (34,588)  $   161,926     $ 1,000,911



         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Delta Natural Gas Company, Inc. (Delta or the Company) has four wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. operates an underground natural gas storage field that it leases from Delta. Enpro, Inc. owns and operates production properties. All subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

     (2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1996 for additional footnote disclosures, including a summary of significant accounting policies.

     (3) On July 19, 1996, Delta completed the issuance and sale of $15,000,000 of 8.3% Debentures that mature in July, 2026 and 400,000 shares of common stock. The net proceeds of approximately $20.4 million were used to repay short-term notes payable and for working capital

     (4) Reference is made to Part II - Item 1 relative to the status of legal proceedings.




     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1997 are expected to be approximately $16.4 million, of which approximately $5.5 million was expended during the three months ended September 30, 1996. Planned capital expenditures for fiscal 1997 include approximately $6 million for storage project expenditures. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20 million, of which approximately $3.4 million was borrowed at September 30, 1996. The line of credit, which is with Bank One, Kentucky, NA, expires November 15, 1996 and Delta plans to extend the line of credit through November 15, 1997. These short-term borrowings are periodically repaid with long-term debt and equity securities, as was done in July, 1996 when the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock was used to repay short-term debt and for working capital.

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

           The primary cash flows during the three and twelve month periods ending September 30, 1996 and 1995 are summarized below:


                                        Three Months Ended September 30
                                              1996             1995
            Provided by (used in)
              operating activities         $    279,631        $ (624,223)
            Used in investing activities     (5,478,052)       (2,855,247)
            Provided      by     financing
           activities                         5,306,860         3,499,208
            Net increase in cash and cash
             equivalents                   $    108,439         $  19,738


                                           Twelve Months Ended September 30
                                              1996              1995
            Provided by operating
              activities                   $ 4,023,043         $ 7,172,942
            Used in investing activities   (15,929,336)         (8,589,777)
            Provided by financing
             activities                     12,010,848           1,334,892
            Net increase (decrease) in
             cash and cash equivalents     $   104,555          $ (81,943)



RESULTS OF OPERATIONS

Operating Revenues

     The increase in operating revenues for the twelve months ended September 30, 1996 of approximately $4,891,000, was due primarily to an increase in retail sales volumes of approximately 994,000 Mcf, or 27%, as a result of the colder winter weather in 1996. Billed degree days were approximately 112% of normal weather for 1996 as compared with approximately 89% for 1995. In addition, on-system transportation volumes for 1996 increased approximately 256,000 Mcf, or 11%. These increases were partially offset by decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause and by a decrease in off-system transportation volumes of approximately 252,000 Mcf, or 19%, due primarily to reduced deliveries from local producers.


Operating Expenses

      The increase in purchased gas expense of approximately $1,901,000 for the twelve months ended September 30, 1996 was due primarily to the increased gas purchases for retail sales resulting from the colder winter weather during 1996. The increase was partially offset by decreases in the cost of gas purchased for retail sales.

      The increases in depreciation and depletion expense for the three and twelve months ended September 30, 1996 of approximately $124,000 and $391,000, respectively, were primarily due to additional depreciable plant.

      The increase in taxes other than income taxes for the twelve months ended September 30, 1996 of approximately $163,000, was primarily due to increased property taxes which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

      The increase in income taxes for the twelve months ending September 30, 1996 of approximately $603,000 was primarily due to the increase in net income.


Interest Charges

      The increases in interest charges for the three and twelve months ended September 30, 1996 of approximately $164,000 and $559,000, respectively, were due primarily to increased borrowings for the periods.

Net Income (Loss) Per Common Share

      For the periods ended September 30, 1996, the net income (loss) per common share was diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1996 periods.





                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

          The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1996.


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


                                 DELTA NATURAL GAS COMPANY, INC.
                                 (Registrant)

                                 /s/Glenn R. Jennings_____________
     DATE:  November 11, 1996    Glenn R. Jennings
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)


                                 /s/John F. Hall__________________
                                 John F. Hall
                                 Vice President - Finance, Secretary
                                 and Treasurer
                                 (Principal Financial Officer)