Form 10-Q
period 1996-12-31
DELTA NATURAL GAS CO INC
filed 1997-02-10
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996


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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
          2,325,333 Shares Outstanding as of December 31, 1996.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                Three Months Ended       Six Months Ended       Twelve Months Ended
                                    December 31             December 31             December 31
                                  1996       1995        1996         1995        1996       1995

OPERATING REVENUES               $ 10,023,399   $ 8,406,787    $ 14,097,731   $ 12,181,636    $ 38,492,150   $ 33,260,015

OPERATING EXPENSES
  Purchased gas                  $ 5,914,925    $ 3,838,121    $  7,561,165    $ 5,357,051    $ 19,593,869   $ 16,013,471
  Operation and maintenance        1,954,326      1,995,766       3,812,756      4,014,795       8,440,472      8,123,326
  Depreciation and depletion         701,040        622,873       1,428,230      1,226,522       2,712,660      2,318,701
  Taxes other than income taxes      251,495        241,224         497,618        472,787        1,061,113       918,448
  Income taxes                       111,100        377,000        (328,700)      (73,800)        1,304,600     1,223,800

    Total operating expenses     $ 8,932,886    $ 7,074,984    $ 12,971,069   $ 10,997,355    $ 33,112,714   $ 28,597,746

OPERATING INCOME                 $ 1,090,513    $ 1,331,803    $  1,126,662    $ 1,184,281     $ 5,379,436    $ 4,662,269

OTHER INCOME AND DEDUCTIONS, NET       9,009          7,282          23,012         14,488          41,027         34,896

INCOME BEFORE INTEREST CHARGES   $ 1,099,522    $ 1,339,085    $  1,149,674    $ 1,198,769     $ 5,420,463    $ 4,697,165

INTEREST CHARGES                     901,369        689,996       1,685,817      1,310,342       3,183,684     2,486,064

NET INCOME (LOSS)                $   198,153      $ 649,089    $   (536,143)    $ (111,573)    $ 2,236,779    $ 2,211,101

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING               2,321,571      1,883,326       2,259,639      1,879,037       2,090,251      1,867,994

NET INCOME (LOSS) PER COMMON     $       .09     $      .34          $ (.24)        $ (.06)          $ 1.07      $  1.18
SHARE

DIVIDENDS DECLARED PER COMMON    $      .285     $      .28          $ .57          $ .56           $ 1.13         $ 1.12
SHARE


         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

             ASSETS             December 31, 1996  June 30, 1996  December 31
                                                                      1995

UTILITY PLANT                      $108,226,719     $ 98,795,623   $ 92,959,368
  Less-Accumulated provision
    for depreciation                (27,896,192)     (26,749,774)  (25,555,643)
      Net utility plant            $ 80,330,527     $ 72,045,849   $ 67,403,725
CURRENT ASSETS
  Cash and cash equivalents        $     18,201     $    151,633    $  441,938
 Accounts receivable - net           2,218,541        2,096,454      2,090,988
  Deferred gas cost                   5,851,153        2,676,357     1,165,093
  Gas in storage                        411,625          427,164       488,658
  Materials and supplies                640,722          652,139       437,814
  Prepayments                           174,857          369,544       146,498
      Total current assets         $  9,315,099     $  6,373,291   $ 4,770,989

OTHER ASSETS
  Cash surrender value of
    officers' life insurance       $    312,913     $    304,339     $ 295,137
  Note receivable from officer          114,000          126,000       118,000
  Unamortized debt expense and other  2,896,758        2,291,158     2,311,058
      Total other assets           $  3,323,671     $  2,721,497   $ 2,724,195

        Total assets               $  92,969,297    $ 81,140,637   $74,898,909

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity      $  28,248,744     $ 23,628,323  $ 21,645,813
  Long-term debt                      38,257,155       24,488,916    25,066,182
  Notes refinanced subsequent to yearend    -          18,075,000           -
      Total capitalization         $  66,505,899     $ 66,192,239  $ 46,711,995

CURRENT LIABILITIES
  Notes payable                    $  7,790,000      $        -    $ 12,710,000
  Current portion of long-term debt   1,986,300         1,084,800     1,063,200
  Accounts payable                    4,979,032         2,826,438     4,338,009
  Accrued taxes                        (184,122)           93,554        35,682
  Refunds due customers                  82,060            23,354       382,433
  Customers' deposits                   381,341           304,246       380,647
  Accrued interest on debt              890,233           637,596       594,071
  Accrued vacation                      485,847           485,847       451,046
  Other current and accrued
    liabilities                         369,381           238,571       379,467
      Total current liabilities    $ 16,780,072       $ 5,694,406  $ 20,334,555

DEFERRED CREDITS AND OTHER
  Deferred income taxes            $  7,801,800       $ 7,318,500  $ 5,933,500
  Investment tax credits                743,900           779,400      814,900
  Regulatory liability                  915,200           938,300      889,800
  Advances for construction and other   222,426           217,792      214,159
    Total deferred credits and other
                                  $  9,683,326       $ 9,253,992   $ 7,852,359

  Total liabilities and shareholders'
       equity                      $ 92,969,297       $81,140,637  $74,898,909


         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                          Six Months Ended          Twelve Months Ended
                                            December 31                 December 31
                                         1996         1995           1996          1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                  $ (536,143)     $  (111,573)     $  2,236,779     $  2,211,101
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities:
      Depreciation, depletion
       and amortization                1,537,572        1,270,922        2,930,125        2,407,501
      Deferred income taxes and
       investment tax credits          424,700          364,500          1,822,700        (100,800)
      Other, net                       358,853          237,052            606,155          556,267
  Increase in other
   assets                              (3,071,814)      (476,382)       (4,981,623)      (703,996)
  Increase (decrease) in other
   liabilities                         2,398,800        (118,182)          450,684        3,123,507
      Net cash provided by
        operating activities         $ 1,111,968     $  1,166,337     $  3,064,820     $  7,493,580

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures               $ (10,071,761)  $  (8,510,533)   $(16,205,617)  $  (12,063,549)
      Net cash used in
        investing activities         $ (10,071,761)  $  (8,510,533)   $(16,205,617)  $  (12,063,549)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock          $ (1,321,313)   $  (1,052,488)   $ (2,382,238)   $ (2,092,790)
  Issuance of common stock             6,477,877        298,361          6,748,390         611,802
  Issuance of long-term debt           14,334,834       1,369,482       13,848,192       1,322,382
  Repayment of long-term debt          (380,037)        -                 (577,284)        -
  Issuance of short-term debt          12,300,000       9,920,000        28,335,000      20,465,000
  Repayment of short-term debt         (22,585,000)     (2,885,000)     (33,255,000)    (15,785,000)
      Net cash provided by
        financing activities         $ 8,826,361     $  7,650,355     $  12,717,060    $  4,521,394

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS           $ (133,432)     $  306,159       $    (423,737)   $   (48,575)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                   151,633          135,779            441,938        490,513

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                       $ 18,201        $  441,938       $     18,201     $  441,938

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                          $ 1,373,614     $  1,144,872     $  2,719,833     $  2,327,938
   Income taxes (net of refunds)     $ (131,000)     $  (34,588)      $     97,148     $    997,308



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

     (3) On July 19, 1996, Delta completed the issuance and sale of $15,000,000 of 8.3% Debentures that mature in July, 2026 and 400,000 shares of common stock. The net proceeds of approximately $20.4 million were used to repay short-term notes payable and for working capital.

     (4) Reference is made to Part II - Item 1 relative to the status of legal proceedings.






     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1997 are expected to be approximately $16.4 million, of which approximately $10.1 million was expended during the six months ended December 31, 1996. Planned capital expenditures for fiscal 1997 include approximately $6 million for storage project expenditures. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20 million, of which approximately $7.8 million was borrowed at December 31, 1996. The line of credit, which is with Bank One, Kentucky, NA, expires November, 1997. These short-term borrowings are periodically repaid with long-term debt and equity securities, as was done in July, 1996 when the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock was used to repay short-term debt and for working capital.

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

           The primary cash flows for the six and twelve month periods ending December 31, 1996 and 1995 are summarized below:


                                             Six Months Ended December 31
                                               1996              1995
           Provided by operating
             activities                    $  1,111,968          $ 1,166,337
           Used in investing activities     (10,071,761)          (8,510,533)
           Provided by financing              8,826,361            7,650,355
            activities
           Net increase (decrease) in cash
             and cash equivalents          $  (133,432)          $   306,159



                                             Twelve Months Ended December 31
                                                1996              1995
           Provided by operating
             activities                      $ 3,064,820          $ 7,493,580
           Used in investing activities      (16,205,617)         (12,063,549)
           Provided by financing activities   12,717,060            4,521,394
           Net decrease in cash
            and cash equivalents             $ (423,737)          $   (48,575)


     RESULTS OF OPERATIONS

     Operating Revenues

           The  increases in operating revenues for the  three  and  six months ended December 31, 1996 of approximately $1,617,000 and $1,916,000, respectively, were due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. In addition, on-system transportation volumes for the three and six months ended December 31, 1996 increased approximately 26,000 Mcf and 144,000 Mcf, respectively, as compared with the similar periods of 1995. The increases were partially offset by decreases in retail sales volumes of approximately 60,000 Mcf and 44,000 Mcf for the respective periods as a result of the warmer winter weather in the
     six  months  ended  December 31, 1996.   Billed  degree  days  were
     approximately 72% of the thirty-year average degree days for the six months ended December 31, 1996 as compared with approximately 77% for the similar period of 1995.

          The increase in operating revenues of approximately $5,232,000 for the twelve months ended December 31, 1996 was primarily due to an increase in retail sales volumes of approximately 640,000 Mcf as a result of the colder winter weather in 1996. Billed degree days were approximately 110% of normal weather for 1996 as compared with approximately 99% for 1995. In addition, on-system transportation volumes for 1996 increased approximately 222,000 Mcf, or 9%. These increases were partially offset by decreases in off-system transportation volumes of approximately 233,000 Mcf, or 18%, due primarily to reduced deliveries from local producers.

     Operating Expenses

           The increases in purchased gas expense for the three and six months ended December 31, 1996 of approximately $2,077,000 and $2,204,000, respectively, were due primarily to increases in the cost of gas purchased for retail sales.

           The increase in purchased gas expense for the twelve months ended December 31, 1996 of approximately $3,580,000 was due primarily to the increased gas purchases for retail sales resulting from the colder winter weather in 1996 as well as an increase in the cost of gas purchased for retail sales.

           The increases in depreciation expense for the three, six and twelve months ended December 31, 1996 of approximately $78,000, $202,000 and $394,000, respectively, were due primarily to additional depreciable plant.

           The increase in taxes other than income taxes for the twelve months ended December 31, 1996 of approximately $143,000, was primarily due to increased property taxes, which resulted from increased plant and property valuation, and to increased payroll taxes, which resulted from increased wages.

           The decreases in income taxes for the three and six months ended December 31, 1996, of $266,000 and $255,000, respectively, and the increase in income taxes for the twelve months ended December 31, 1996 of $81,000, were primarily due to changes in net income.

     Interest Charges

           The increases in interest charges for the three, six and twelve months ended December 31, 1996 of $211,000, $375,000 and $698,000, respectively, were due primarily to increased average short-term borrowings.

     Net Income (Loss) Per Common Share

          For the periods ended December 31, 1996, the net income (loss) per common share was diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1996 periods.


                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

          The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1996.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a)    The   Registrant  held  its  annual   meeting   of
               shareholders on November 21, 1996.

               (b) Glenn R. Jennings, Virgil E. Scott and Arthur E. Walker, Jr. were elected to Delta's Board of Directors for three-year terms expiring in 1999. John D. Harrison was elected to Delta's Board of Directors for a two year term expiring in 1998. Donald R. Crowe and Billy Joe Hall will continue to serve on Delta's Board of Directors until the election in 1998. Jane Hylton Green, Harrison D. Peet and Henry C. Thompson will continue to serve on Delta's Board of Directors until the election in 1997.

               (c)   The total shares voted in the election of Directors
               were  2,084,272.   There were no broker  non-votes.   The
               shares voted for each Nominee were:

               Glenn R. Jennings       For  2,058,797  Withheld  25,475
               Virgil E. Scott         For  2,054,334  Withheld  29,939
               Arthur  E.  Walker, Jr. For  2,051,913  Withheld  32,359
               John D. Harrison        For  2,058,797  Withheld  25,475


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


                                   DELTA NATURAL GAS COMPANY, INC.
                                   (Registrant)

                                   /S/Glenn R. Jennings
                                   ________________________________
     DATE:  February 10, 1997      Glenn R. Jennings
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)


                                   /s/John F. Hall
                                   ________________________________
                                   John F. Hall
                                   Vice President - Finance, Secretary
                                   and Treasurer
                                   (Principal Financial Officer)