Form 10-Q
period 1997-03-31
DELTA NATURAL GAS CO INC
filed 1997-05-13
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997


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

                    YES    X    .       NO         .
                 Common Shares, Par Value $1.00 Per Share
            2,334,531 Shares Outstanding as of March 31, 1997.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                   Three Months Ended          Nine Months Ended          Twelve Months
                                    Ended March 31                 March 31               March 31
                                   1997          1996          1997         1996          1997           1996
OPERATING REVENUES             $18,651,406   $ 16,023,581    $32,749,137   $ 28,205,217    $ 41,119,975   $ 34,380,315

OPERATING EXPENSES
  Purchased gas                $11,433,864    $ 7,961,672     $18,995,029   $ 13,318,723    $ 23,066,061   $ 16,071,147
  Operation and maintenance      1,960,066      2,148,759       5,772,822      6,163,554       8,251,779       8,212,164
  Depreciation and depletion       750,982        610,832       2,179,212      1,837,354       2,852,810       2,382,070
  Taxes other than income          270,250        280,710         767,868        753,497         1,050,653         970,275
    taxes
  Income taxes                   1,201,400       1,600,000        872,700         1,526,200        906,000  1,503,200
    Total operating expenses   $15,616,562   $  12,601,973    $28,587,631   $ 23,599,32     $ 36,127,303   $ 29,138,856
                                                                         8
OPERATING INCOME               $ 3,034,844    $  3,421,608    $ 4,161,506    $ 4,605,889     $ 4,992,672    $ 5,241,459
OTHER INCOME AND DEDUCTIONS,         4,979           1,031         27,991         15,519          44,975             28,243
  NET

INCOME BEFORE INTEREST CHARGES $ 3,039,823    $  3,422,639    $4,189,497    $ 4,621,408     $ 5,037,647    $ 5,269,702

INTEREST CHARGES                   989,505         697,195     2,675,322      2,007,537       3,475,994      2,589,151

NET INCOME                     $ 2,050,318    $  2,725,444    $1,514,175    $ 2,613,871      $ 1,561,653    $ 2,680,551

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             2,329,286       1,890,068      2,280,928      1,882,708       2,192,288       1,877,207

NET INCOME PER COMMON SHARE    $       .88     $      1.44    $ .66         $ 1.39           $  .71         $1.43

DIVIDENDS DECLARED PER COMMON  $      .285     $       .28    $.855         $ .84           $ 1.135        $       1.12
SHARE

    DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


             ASSETS               March 31, 1997  June 30, 1996  March 31, 1996

UTILITY PLANT                     $ 110,214,371      $  98,795,623      $ 95,017,635
  Less-Accumulated provision
    for depreciation                (28,694,189)       (26,749,774)      (26,086,634)
      Net utility plant           $  81,520,182      $  72,045,849      $ 68,931,001

CURRENT ASSETS
  Cash and cash equivalents       $ 993,517          $ 151,633          $ 201,301
  Accounts receivable - net         3,234,489          2,096,454          3,532,467
  Deferred gas cost                 4,120,929          2,676,357          3,506,175
  Gas in storage                    326,088            427,164            349,909
  Materials and supplies            813,760            652,139            526,717
  Prepayments                       852,375            369,544            525,405
      Total current assets        $ 10,341,158       $ 6,373,291        $ 8,641,974

OTHER ASSETS
  Cash surrender value of
    officers' life insurance      $   312,913        $   304,339        $  295,137
  Note receivable from officer        108,000            126,000           112,000
  Unamortized debt expense and      2,892,877          2,291,158         2,288,857
    other
      Total other assets          $  3,313,790       $  2,721,497       $  2,695,994

        Total assets              $ 95,175,130       $ 81,140,637       $ 80,268,969

  LIABILITIES AND SHAREHOLDERS'
      EQUITY

  CAPITALIZATION
  Common shareholders' equity     $ 29,800,389       $ 23,628,323       $ 23,986,407
  Long-term debt                    38,206,645         24,488,916         24,976,650
  Notes refinanced subsequent to
    year-end                             -             18,075,000            -

      Total capitalization        $ 68,007,034       $ 66,192,239       $ 48,963,057

  CURRENT LIABILITIES

  Notes payable                   $ 9,010,000        $       -          $ 15,460,000
  Current portion of long-term      1,986,300          1,084,800           1,063,200
    debt
  Accounts payable                  2,800,265          2,826,438           3,494,601
  Accrued taxes                       858,870             93,554           1,793,307
  Refunds due customers               474,102             23,354             101,967
  Customers' deposits                 401,247            304,246            374,842
  Accrued interest on debt          1,047,839            637,596            585,926
  Accrued vacation                    485,847            485,847            445,335
  Other current and accrued
    liabilities                     424,835            238,571            113,017
      Total current liabilities   $ 17,489,305       $ 5,694,406        $  23,432,195

 DEFERRED CREDITS AND OTHER
   Deferred income taxes          $ 7,801,800        $ 7,318,500        $  5,952,100
  Investment tax credits            743,900            779,400               814,900
  Regulatory liability              915,200            938,300               889,800
  Advances for construction and     217,891            217,792              216,917
    other
    Total deferred credits and
       other                      $ 9,678,791       $ 9,253,992       $ 7,873,717
       Total liabilities and
          shareholders' equity    $ 95,175,130      $ 81,140,637      $ 80,268,969

         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                        Nine Months Ended             Twelve Months
                                         Ended March 31                 March 31                             31
                                       1997            1996           1997          1996
CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income                     $   1,514,175       $  2,613,871      $  1,561,653     $  2,680,551
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization              2,341,348          1,903,955         3,099,994    2,470,872
      Deferred income taxes and
       investment tax credits        424,700            383,100           1,804,100     (82,200)
      Other, net                     496,617            355,575           626,270     527,730
  Increase in other assets           (3,140,576)        (6,858,883)       (944,763)    (4,854,340)
  Increase (decrease) in other
    liabilities                      1,883,498           2,509,095        (415,016)     1,734,006
      Net cash provided by
        operating activities     $   3,519,762       $     906,713     $  5,732,238     $    2,476,619

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures           $    (12,149,508)   $  (8,967,164)    $  (16,026,733)  $    (11,327,477)
      Net cash used in
        investing activities     $    (12,149,508)   $  (8,967,164)    $  (16,026,733)  $    (11,327,477)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock      $     (1,985,174)   $   (1,581,873)   $   (2,516,715)  $ (2,103,594)
  Issuance of common stock              6,643,065           442,896         6,769,044    671,664
  Issuance of long-term debt          14,334,834     -                13,848,192           -
  Repayment of long-term debt            (456,095)         (520,050)         (563,810)    (351,150)
  Issuance of short-term debt          22,835,000        19,060,000        29,730,000      23,905,000
  Repayment of short-term debt        (31,900,000)       (9,275,000)      (36,180,000)       (13,340,000)
      Net cash provided by
        financing activities     $     9,471,630     $    8,125,973    $  11,086,711    $      8,781,920
NET INCREASE (DECREASE)IN
CASH AND CASH EQUIVALENTS       $   841,884         $       65,522    $     792,216    $    (68,938)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                 151,633                135,779          201,301          270,239

CASH AND CASH EQUIVALENTS,
END OF PERIOD                   $   993,517         $      201,301    $     993,517    $     201,301

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

  Cash paid during the period
  for:
  Interest                      $    2,177,613      $   1,828,012     $   2,840,692    $     2,393,397
  Income taxes (net of refunds) $     (220,813)     $     (31,310)    $      65,687    $     1,000,586




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

     (4) On March 14, 1997, Delta filed a request for increased rates with the Kentucky Public Service Commission
          (PSC). This general rate case (Case No. 97-066) requested
          an annual revenue increase of approximately $2,962,000, an
          increase of 7.7%.   The  test  year for the case was the
          twelve months ended December 31, 1996. The increased rates were requested to become effective on April 13, 1997. On April 3, 1997, the PSC issued an Order in the above case suspending the implementation of the proposed rates until September 12, 1997 so that the PSC could investigate and determine the reasonableness of the proposed rates. A hearing has been scheduled for later in the year for the cross-examination of witnesses. Although Delta is of the opinion that its request is reasonable, the Company is unable to predict the outcome of the proceeding.

(5) Reference is made to Part II - Item 1 relative to the status of legal proceedings.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures for Delta for fiscal 1997 are expected to be approximately $16.4 million, of which approximately $12.1 million was expended during the nine months ended March 31, 1997. Planned capital expenditures for fiscal 1997 include approximately $6 million for continued development of an underground storage field. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20 million, of which approximately $9.0 million was borrowed at March 31, 1997. The line of credit, which is with Bank One, Kentucky, NA, expires during November, 1997. These short-term borrowings are periodically repaid with long-term debt and equity securities, as was done in July, 1996 when the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock was used to repay short-term debt and for working capital.

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

     The primary cash flows for the nine and twelve month periods ending March 31, 1997 and 1996 are summarized below:


                                        Nine Months Ended March 31
                                          1997             1996
       Provided by operating
         activities                   $    3,519,762       $    906,713
       Used in investing activities      (12,149,508)        (8,967,164)
       Provided  by financing
          activities                       9,471,630          8,125,973
       Net increase in cash and cash
       equivalents                    $      841,884       $     65,522


                                       Twelve Months Ended March 31
                                             1997           1996
       Provided by operating
         activities                   $  5,732,238         $ 2,476,619
       Used in investing activities    (16,026,733)        (11,327,477)
       Provided by financing
         activities                     11,086,711           8,781,920
       Net increase (decrease) in
         cash and cash equivalents    $     792,216        $   (68,938)

RESULTS OF OPERATIONS

Operating Revenues

      The increases in operating revenues for the three, nine and twelve months ended March 31, 1997 of approximately $2,628,000, $4,544,000 and $6,740,000, respectively, were due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. The increases were partially offset by decreases in retail sales volumes of approximately 289,000 Mcf, 332,000 Mcf and 14,000 Mcf for the respective periods as a result of the warmer winter weather in 1997. Billed degree days were approximately 97.7%, 87.0%, and 99.8% of the normal (thirty-year average) degree days for the three, nine and twelve months ended March 31, 1997 as compared with approximately 117.7%, 100.5% and 105.0% for the similar periods of 1996.



Operating Expenses

      The increases in purchased gas expense for the three, nine and twelve months ended March 31, 1997 of approximately $3,472,000, $5,676,000 and $6,995,000, respectively, were due primarily to increases in the cost of gas purchased for retail sales. The increases were partially offset by decreased gas purchases for retail sales resulting from the warmer winter weather in 1997.

      The increases in depreciation expense for the three, nine and twelve months ended March 31, 1997 of approximately $140,000, $342,000 and $471,000, respectively, were due primarily to additional depreciable plant.

     The decreases in income taxes for the three, nine and twelve months ended March 31, 1997, of $399,000, $654,000 and $597,000, respectively, were primarily due to decreases in net income.



Interest Charges

      The  increases in interest charges for the three, nine  and twelve  months  ended  March 31, 1997 of $292,000,  $668,000  and
$887,000,   respectively,  were  due   primarily   to   increased
borrowings.

Net Income Per Common Share

      For the periods ended March 31, 1997, the net income per common share was diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1997 periods.


                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
      The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10K for the period ending June 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          (a) Exhibits. No exhibits are required to be filed with this report.
          (b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                            DELTA NATURAL GAS COMPANY, INC.
                            (Registrant)
                            /s/Glenn R. Jennings____________________
DATE:  May 13, 1997         Glenn R. Jennings
                            President and Chief Executive Officer
                            (Duly Authorized Officer)


                            /s/John F. Hall_________________________
                            John F. Hall
                            Vice President - Finance, Secretary and
                            Treasurer
                            (Principal Financial Officer)