Form 10-K
period 1997-06-30
DELTA NATURAL GAS CO INC
filed 1997-09-12
CIK 277375

61





                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997.

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes  [X]         No  [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    [X]

      As of August 17, 1997, Delta Natural Gas Company, Inc. had outstanding 2,342,351 shares of common stock $1 Par Value, and the aggregate market value of the voting stock held by non-affiliates was approximately $42,162,318.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 1997, is incorporated by reference in
Part III of this Report.



                                TABLE OF CONTENTS
                                                  Page Number
PART I
     Item 1.   Business                                 1
               General                                  1
               Gas Operations and Supply                1
               Regulatory Matters                       4
               Capital Expenditures                     5
               Employees                                5
               Consolidated Statistics                  6

     Item 2.   Properties                               7

     Item 3.   Legal Proceedings                        8

     Item 4.   Submission of Matters to a Vote of
               Security Holders                         8

PART II
     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters          8

     Item 6.   Selected Consolidated Financial
               Information                             10

     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                           12

     Item 8.   Financial Statements and Supplementary
               Data                                    15

     Item 9.   Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures                   15

PART III
     Item 10.  Directors and Executive Officers of
               the Registrant                          15

     Item 11.  Executive Compensation                  15

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management        15

     Item 13.  Certain Relationships and Related
               Transactions                            16

Part IV
     Item 14.  Exhibits, Financial Statement
               Schedules and Reports on Form 8-K       17

Signatures                                             20

                                     PART I

Item 1.  Business

General

      In 1951, Delta established its first retail gas distribution system, which provided service to approximately 300 customers in Owingsville and Frenchburg, Kentucky. As a result of acquisitions and expansions of its customer base within its existing service areas, Delta currently provides retail gas distribution service for approximately 36,000 customers in central and southeastern Kentucky and, additionally, provides transportation service to industrial customers and interconnected pipelines located in the area.

      During 1995, Delta acquired leases for the storage of natural gas under approximately 8,000 acres on Canada Mountain in Bell County, Kentucky and is currently completing the development of the property as an underground natural gas storage facility. This storage field allows Delta to purchase and store gas during the non-heating months and withdraw and sell the gas during the peak usage winter months.


Gas Operations and Supply

      The Company purchases and produces gas for distribution to its retail customers and also provides transportation service to industrial customers and inter-connected pipelines with its facilities that are located in 20 predominantly rural counties in central and southeastern Kentucky. The economy of Delta's service area is based principally on coal mining, farming and light industry. The communities in Delta's service area typically contain populations of less than 20,000. The four largest service areas are Nicholasville, Corbin, Berea and Middlesboro, where Delta serves approximately 6,500, 6,300, 3,800 and 3,600 customers, respectively.

     Several communities served by Delta continue to expand, resulting in growth opportunities for the Company. Industrial parks have been developed in certain areas and have resulted in new industrial customers, some of whom are on-system transportation customers. As a result of this growth, Delta's total customer count increased by 5.4% in 1997. Currently, over 99% of Delta's customers are residential and commercial. Delta's remaining, light industrial customers purchased approximately 6% of the total volume of gas sold by Delta at retail during 1997.

      The Company's revenues are affected by various factors, including rates billed to customers, the cost of natural gas, economic conditions in the areas that the Company serves, weather conditions and competition. Delta competes for customers and sales with alternative sources of energy, including electricity, coal, oil, propane and wood. The Company's marketing subsidiaries, which purchase gas and resell it to various industrial customers and others, also compete for their customers with producers and marketers of natural gas. Gas costs, which the Company is generally able to pass through to customers, may influence customers to conserve, or in the case of industrial customers, to use alternative energy sources. Also, the potential bypass of Delta's system by industrial customers and others is a competitive concern that Delta has addressed and will continue to address as the need arises.

     Delta's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Delta is used for heating. This seasonality impacts Delta's liquidity position and its management of its working capital requirements during each twelve month period, and changes in the average temperature during the winter months impacts its revenues year-to-year (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

      Retail gas sales in 1997 were approximately 4,299,000 thousand cubic feet ("Mcf"), generating approximately $33,561,000 in revenues, as compared to approximately 4,705,000 Mcf and approximately $27,811,000 in revenues for 1996. The increase in operating revenues for 1997 was due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. Heating degree days billed during 1997 were approximately 103% of the thirty year average ("normal") as compared with approximately 112% in 1996. Principally as a result of this warmer weather, retail sales volumes decreased by approximately 406,000 Mcf, or 9%, in 1997 as compared to 1996.

      Delta's transportation of natural gas in 1997 generated revenues of approximately $3,596,000 as compared with approximately $3,331,000 during 1996. Of the total from transportation in 1997, approximately $3,214,000 (2,863,000
Mcf) and $382,000 (1,205,000 Mcf) were earned from transportation for on-system and off-system customers, respectively. Of the total from transportation in 1996, approximately $2,913,000 (2,570,000 Mcf) and $418,000 (1,134,000 Mcf) were earned from transportation for on-system and off-system customers, respectively.

      As an active participant in many areas of the natural gas industry, Delta plans to continue its efforts to expand its gas distribution system. Delta continues to consider acquisitions of other gas systems, some of which are contiguous to its existing service areas, as well as expansion within its existing service areas. During November, 1996, Delta acquired the City of North Middletown gas system in Bourbon County, consisting of approximately 180 primarily residential customers. During July, 1997, Delta purchased the gas system of Annville Gas & Transmission Corporation in Jackson County, which serves several industrial and residential customers. This system will be expanded during fiscal 1998 to provide gas service to customers in the City of Annville.

      The Company also anticipates continuing activity in gas production and transportation and plans to pursue and increase these activities wherever practicable. The Company will continue to consider the construction or acquisition of additional transmission, storage and gathering facilities to provide for increased transportation, enhanced supply and system flexibility. During June, 1997, Delta acquired TranEx Corporation, which owns a 43 mile, 8 inch diameter steel pipeline that extends from Clay County to Madison County. Delta has been operating this pipeline for several years and plans to continue to utilize the pipeline to provide natural gas to its Canada Mountain storage field as well as for Delta's system supply.

     Some producers in Delta's service area can access certain pipeline delivery systems other than Delta, which provides competition from others for transportation of such gas. Delta will continue its efforts to purchase or transport any natural gas available that is produced in reasonable proximity to its facilities.

     Delta receives its gas supply from a combination of interstate and Kentucky sources. The Company intends to pursue an adequate gas supply to provide service to existing and future customers. Delta will continue to maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost effective sources of gas for its customers.

     Delta's interstate gas supply is transported and/or stored by Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Columbia Gulf Transmission Company ("Columbia Gulf") and Texas Eastern Transmission Corporation ("Texas Eastern"). Delta acquires its interstate gas supply from gas marketers. Delta also acquires gas supply from Kentucky producers and suppliers. There is a competitive national market for natural gas supplies as supply and demand determine the availability and prices of natural gas.

      Delta's transportation and storage contracts with Tennessee extend until 2000 and thereafter continue on a year-to-year basis until terminated by either party. Tennessee is obligated under the contracts to transport up to approximately 17,600 Mcf per day for Delta. Delta acquires its gas for transportation by Tennessee under a contract with a gas marketer. During 1997, Delta purchased approximately 1,549,000 Mcf from the gas marketer under a contract which extends through April, 1999.

      Delta's transportation and storage contracts with Columbia and Columbia Gulf extend until 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties to the particular contract. Columbia and Columbia Gulf are obligated under the contracts to transport up to approximately 12,000 Mcf per day and approximately 4,000 Mcf per day, respectively, for Delta. Delta acquires its gas for transportation by Columbia and Columbia Gulf under contracts with a gas marketer. During 1997, Delta purchased a total of approximately 794,000 Mcf from the gas marketer under contracts which extend through April, 2000.

      Delta has a contract with The Wiser Oil Company ("Wiser") to purchase natural gas from Wiser through 1999. Delta and Wiser annually determine the daily deliverability from Wiser, and Wiser is committed to deliver that volume. Wiser currently is obligated to deliver 11,000 Mcf per day to Delta. This obligation changes to 9,900 Mcf per day effective November 1, 1997. Delta purchased approximately 1,941,000 Mcf from Wiser during 1997.

      Delta purchases gas under agreements with various other marketers and Kentucky producers, most of which are priced as short-term, or spot-market, purchases. The combined volumes of gas purchased from these sources during 1997 were approximately 198,000 Mcf.

     Delta has contracts with its wholly-owned subsidiary, Enpro, Inc. ("Enpro") to purchase all the natural gas produced from Enpro's wells on certain leases in Bell, Knox and Whitley Counties, Kentucky. These agreements remain in force so long as gas is produced in commercial quantities from the wells on the leases. Remaining proved, developed natural gas reserves are estimated at approximately 4,400,000 Mcf. Delta purchased a total of approximately 203,000 Mcf from those properties during 1997. Enpro also produces oil from certain of these leases, but oil production has not been significant.

      Delta's wholly-owned subsidiaries, Delta Resources, Inc. ("Resources") and Delgasco, Inc. ("Delgasco"), purchase gas from various marketers and Kentucky producers, most of which is priced as short-term, or spot-market, purchases. The gas is resold to industrial customers on Delta's system, to Delta for system supply and to others. The combined volumes of gas purchased by Resources and Delgasco from these sources during 1997 were approximately 3,285,000 Mcf. Delta continues to seek additional new gas supplies from all available sources, including those in the proximity of its facilities in southeastern Kentucky. Also, Resources and Delgasco continue to pursue acquisitions of new gas supplies from Kentucky producers and others.

      Delta is completing the development of an underground natural gas storage field on Canada Mountain in Bell County, Kentucky, with an estimated eventual working capacity of 4,000,000 Mcf. This field is operational and was used to help meet Delta's winter supply needs this past year. Delta plans to continue to develop the capability of this storage field, including completion of 14 miles of 12 inch diameter steel pipeline. The new pipeline, planned to be in operation by this fall, will enhance Delta's ability to withdraw gas from the field and deliver it into Delta's system. This storage capability should permit Delta to continue to purchase and store gas during the non-heating months, and then withdraw and sell the gas during the peak usage months as Delta did this past winter.

      Delta will continue to maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost effective sources of gas for its customers.


Regulatory Matters

      Delta  is  subject  to  the regulatory authority  of  the  Public  Service
Commission of Kentucky ("PSC") with respect to various aspects of Delta's business, including rates and service to retail and transportation customers.

      On March 14, 1997, Delta filed a request for increased rates with the PSC. This general rate case (Case No. 97-066) requested an annual revenue increase of approximately $2,962,000, an increase of 7.7%. The test year for the case was December 31, 1996. The increased rates were requested to become effective on April 13, 1997. On April 3, 1997, the PSC issued an Order in the above case suspending the implementation of the proposed rates until September 12, 1997, so that the PSC could investigate and determine the reasonableness of the proposed rates. A hearing has been scheduled for September 9, 1997, for the cross-examination of witnesses.

      On July 11, 1997, the PSC issued a staff report entitled "Natural Gas Unbundling in Kentucky: Exploring the Next Step Toward Customer Choice". This report represented the culmination of numerous discussions among the PSC and various parties, including Delta, regarding issues related to the potential unbundling, or separate pricing of supply and service components, of natural gas service in Kentucky, including residential and small commercial customer choice. The report also included observations on certain topics which need to be addressed and resolved if further unbundling occurs in Kentucky, and it addressed some of the options available to the PSC. The PSC held a public meeting on August 22, 1997, on gas unbundling and customer choice for interested parties to provide further input. Delta participated in that meeting and intends to be an active participant in future discussions.

      Delta's rates include a Gas Cost Recovery ("GCR") clause, which permits changes in Delta's gas costs to be reflected in the rates charged to customers. The GCR requires Delta to make quarterly filings with the PSC, but such procedure does not require a general rate case. The PSC historically has allowed Delta to recover storage costs in rates through the GCR mechanism or general rate cases.

      In addition to PSC regulation, Delta may obtain non-exclusive franchises from the cities and communities in which it operates authorizing it to place its facilities in the streets and public grounds. However, no utility may obtain a franchise until it has obtained from the PSC a Certificate of Convenience and Necessity authorizing it to bid on the franchise. Delta holds franchises in four of the ten cities in which it maintains branch offices and in seven other communities it serves. In the other cities or communities, either Delta's franchises have expired, the communities do not have governmental organizations authorized to grant franchises, or the local governments have not required, or do not want to offer, a franchise. Delta attempts to acquire or reacquire franchises whenever feasible.

      Without a franchise, a local government could require Delta to cease its occupation of the streets and public grounds or prohibit Delta from extending its facilities into any new area of that city or community. To date, the absence of a franchise has had no adverse effect on Delta's operations.


Capital Expenditures

      Capital expenditures during 1997 were approximately $16.6 million and for 1998 are estimated to be approximately $10.4 million. These include planned expenditures for development of underground natural gas storage, system extensions, computer system upgrades and the replacement and improvement of existing transmission, distribution, gathering and general facilities.


Employees

      Delta employed a total of 181 full-time employees on June 30, 1997. Delta considers its relationship with its employees to be satisfactory. Delta's employees are not represented by unions or subject to any collective bargaining agreements.

Consolidated Statistics

For the Years Ended June 30,      1997   1996     1995   1994    1993

Retail Customers Served,
End of Period
   Residential ..............    31,380  29,840 29,029  27,939   27,293
   Commercial ...............     4,761   4,453  4,287   4,242    4,093
   Industrial ...............        74      75     72      76       75

      Total .................    36,215  34,368  33,388  32,257   31,461

Operating Revenues ($000)
   Residential sales ........    19,694  16,540 14,772  16,597   14,578
   Commercial sales .........    11,977   9,788  8,673   9,663    8,269
   Industrial sales .........     1,890   1,483  1,248   1,671    1,383
   On-system transportation .     3,214   2,913  2,588   2,310    2,451
   Off-system transportation.       382     418    461     623      836
   Subsidiary sales .........     4,904   5,297  3,959   3,755    3,532
   Other ....................       108     137    143     228      172

      Total .................    42,169  36,576 31,844  34,847   31,221

System Throughput
(Million Cu. Ft.)
   Residential sales ........     2,464   2,741  2,173   2,511    2,341
   Commercial sales .........     1,557   1,673  1,328   1,506    1,368
   Industrial sales .........       278     291    223     316      281

      Total retail sales ....     4,299   4,705  3,724   4,333    3,990


   On-system transportation..     2,863   2,570  2,390   2,186    2,248

   Off-system transportation.     1,205   1,134 _1,452   1,997    2,668

      Total .................     8,367   8,409  7,566   8,516    8,906


Average Annual Consumption Per
  End of Period Residential
  Customer (Thousand Cu. Ft.).       79      92     75      90       86
Lexington, Kentucky Degree Days
   Actual ....................    4,869   5,280  4,215   4,999    4,688
   Percent of 30 year average
     (4,726) .................    103.0   111.7   89.2   105.8     99.2


For the Years Ended June 30,      1997     1996    1995   1994     1993

Average Revenue Per Mcf Sold
  at Retail ($) .............      7.81    5.91   6.63    6.44     6.07

Average Gas Cost Per Mcf Sold
  at Retail ($) .............      4.62    2.81   3.37    3.34     2.90


Item 2.   Properties

      Delta owns its corporate headquarters in Winchester. In addition, Delta owns buildings used for branch operations in nine of the cities it serves and rents an office in one city. Also, Delta owns a building in Laurel County used for training as well as equipment and materials storage.

      The Company owns approximately 1,960 miles of natural gas gathering, transmission, distribution and service lines. These lines range in size up to eight inches in diameter. There are no significant encumbrances on these assets.

     Delta holds leases for the storage of natural gas under approximately 8,000 acres located on Canada Mountain in Bell County, Kentucky. This property is being developed for the underground storage of natural gas and when complete is estimated to have a working capacity of approximately 4,000,000 Mcf of gas.

      Delta owns the rights to any oil and gas underlying approximately 3,500 acres in Bell County. Portions of these properties are used by Delta for the storage of natural gas. The maximum capacity of the storage facilities is approximately 550,000 Mcf. These properties otherwise are currently non-producing, and Delta has not had reserve studies performed on the properties.

       Enpro owns interests in certain oil and gas leases relating to approximately 11,000 acres located in Bell, Knox and Whitley Counties. There presently are 56 gas wells and 7 oil wells producing from these properties.
Enpro's remaining proved, developed natural gas reserves are estimated at approximately 4,400,000 Mcf. Oil production from the property has not been significant. Also, Enpro owns the oil and gas underlying approximately 11,500 additional acres in Bell, Clay and Knox Counties. These properties are currently non-producing, and Enpro has not had reserve studies performed on the properties.

      During 1994, Enpro entered into an agreement with a producer relating to approximately 14,000 acres of Enpro's undeveloped holdings. Under the terms of the agreement, the producer is conducting exploration activities on the acreage. Enpro reserved the option to participate in wells drilled. Enpro also retained certain working and royalty interests in any production from future wells.

     There are no significant encumbrances on the Company's assets.


Item 3.  Legal Proceedings

      Delta and its subsidiaries are not parties to any legal proceedings which are expected to have a materially adverse impact on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 1997.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      Delta has paid cash dividends on its common stock each year since 1964. While it is the intention of the Board of Directors to continue to declare dividends on a quarterly basis, the frequency and amount of future dividends will depend upon the Company's earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for the Debentures. There were 2,407 record holders of Delta's common stock as of August 1, 1997.

      Delta's common stock is traded in the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol DGAS. The accompanying table reflects the high and low sales prices during each quarter as reported by NASDAQ and the quarterly dividends declared per share.

                              Range of Stock Prices($)       Dividends
     Quarter                  High      Low            Per Share($)

     Fiscal 1997

     First                    18 3/4         15 1/2              .285
     Second                   19 1/2         17 3/4              .285
     Third                    19 1/2         17                  .285
     Fourth                   18 1/2         16                  .285

     Fiscal 1996

     First                    17 1/4           15 3/4            .28
     Second                   18 1/4           15 1/2            .28
     Third                    18               16                .28
     Fourth                   16 3/4           15 1/2            .28


      During July, 1996, Delta distributed 6,456 shares of its common stock to its employees under its Employee Stock Purchase Plan (see Note 3(c) of the Notes to Consolidated Financial Statements). Delta received cash consideration of $15.625 per share for one-half of those shares (3,228 shares), for a total cash consideration of approximately $50,400; one-half of the shares (3,228 shares) were provided to the employees without cash consideration as a part of Delta's compensation and benefits for its employees. The securities were sold pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all eligible employees are residents of Kentucky.

     On July 5, 1997, Delta provided a total of 1,000 shares of its common stock to its directors (100 shares per director). Delta received no cash consideration for the shares, which were provided to its directors as a part of their compensation. This transaction may not involve a "sale" of securities under the Securities Act of 1933, and in any event, the securities were sold pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all directors are residents of Kentucky.

      No underwriters were engaged in connections with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.

Item 6.    Selected Consolidated Financial Information


For the Years Ended June      1997     1996(a)      1995     1994(b)       1993
30,

 Summary of Operations ($)

Operating
revenues ............   42,169,185 36,576,055 31,844,339  34,846,941  31,221,410

Operating
income ...............   5,315,582  5,437,055 4,255,088   4,850,673   4,791,816

Net income ...........   1,724,265  2,661,349 1,917,735   2,671,001   2,620,664

Earnings per
common share .........         .75       1.41       1.04        1.50        1.60

Dividends
declared per
common share .........        1.14       1.12      1.12        1.11        1.09


Average Number of
Common Shares
Outstanding ..........   2,294,134  1,886,629 1,850,986   1,775,068   1,635,945

Total Assets ($)......  96,681,165 81,140,637 65,948,716  61,932,480  55,129,912

Capitalization ($)......

   Common share-
   holders' equity ..  29,474,569 23,628,323 22,511,513  22,164,791  17,501,045

   Long-term debt ....  38,107,860 24,488,916 23,702,200  24,500,000  19,596,401

   Notes payable re-
   financed subsequent
   to yearend                  -   18,075,000        -          -           -

   Total
   capitalization ....  67,582,429 66,192,239 46,213,713  46,664,791  37,097,446

Short-Term
Debt ($)(c)........      12,852,600  1,084,800 6,732,700   3,205,000   7,729,000


For the Years Ended June       1997     1996(a)     1995      1994(b)      1993
30,

her Items ($)

 Capital
 expenditures .......   16,648,994 13,373,416  8,122,838  7,374,747   6,289,508

   Total plant ......  116,829,158  98,795,623 84,944,969 77,882,135  71,187,860
_____________________

(a)During July, 1996, $15,000,000 of debentures and 400,000 shares of common stock were sold, and the proceeds were used to repay short-term debt and for general corporate purposes. The balance of the note payable at June 30, 1996 ($18,075,000) is included in total capitalization as a result of the subsequent refinancing.
(b) During October, 1993, $15,000,000 of debentures and 170,000 shares of common stock were sold, and the proceeds were used to repay short-term debt and to refinance certain long-term debt.
(c)  Includes current portion of long-term debt.


Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company's utility operations are subject to regulation by the PSC, which approves rates that are intended to permit a specified rate of return on investment. The Company's rate tariffs allow the cost of gas to be passed through to customers (see Regulatory Matters).

      Delta's business is temperature-sensitive. Accordingly, the Company's operating results in any given period reflect, in addition to other factors, the impact of weather, with colder temperatures resulting in increased sales. The Company anticipates that this sensitivity to seasonal and weather conditions will continue to be so reflected in the Company's operating results in future periods.

     Because of the seasonal nature of Delta's sales, the smallest proportion of cash generated from operations is received during the warmer months when sales volumes decrease considerably. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions. Therefore, during the warmer, non-heating months, cash needs for operations and construction are partially met through short-term borrowings.

      Capital expenditures for Delta for fiscal 1998 are expected to be approximately $10.4 million. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20,000,000, of which approximately $10.9 million was borrowed at June 30, 1997. The line of credit, which is with Bank One, Kentucky, NA, expires during November, 1997. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in July, 1996, when the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock were used to repay short-term notes payable and for working capital.

     The primary cash flows during the last three years are  summarized below:

                            1997          1996           1995

Provided by operating $ 6,209,226   $ 3,094,809    $ 6,943,183
activities
Used  in investing
activities            (16,648,994)  (13,373,416)   (8,122,838)
Provided by financing  10,768,558    10,294,461      1,158,887
activities

Net increase (decrease)
in cash and cash      $   328,790   $    15,854    $   (20,768)
equivalents

      Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. The Company expects that internally generated cash, coupled with seasonal short-term borrowings, will continue to be sufficient to satisfy its operating and capital expenditure requirements.


Results of  Operations

Operating Revenues The increase in operating revenues for 1997 of approximately $5,593,000 was due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. This was partially offset by a decrease in retail sales volumes of approximately 406,000 Mcf as a result of the warmer winter weather in 1997. Billed degree days were approximately 103% of normal degree days for
1997 as compared with approximately 112% for 1996. In addition, on-system transportation volumes for 1997 increased approximately 293,000 Mcf, or 11.4%.

      The increase in operating revenues for 1996 of approximately $4,732,000 was due primarily to an increase in retail sales volumes of approximately 980,000 Mcf as a result of the colder winter weather in 1996. Billed degree days were approximately 112% of normal for 1996 as compared with approximately 89% for 1995. In addition, on-system transportation volumes for 1996 increased approximately 180,000 Mcf, or 8%. These increases were partially offset by decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause and by a decrease in off-system transportation volumes of approximately 318,000 Mcf, or 22%, due primarily to reduced deliveries from local producers.


Operating  Expenses      The  increase in purchased  gas  expense  for  1997  of
approximately $5,875,000 was due primarily to increases in the cost of gas purchased for retail sales. The increase was partially offset by the decreased gas purchases for retail sales resulting from the warmer winter weather in 1997.

      The increase in purchased gas expense of approximately $1,893,000 for 1996 was due primarily to the increased gas purchases for retail sales resulting from the colder winter weather during 1996. The increase was partially offset by decreases in the cost of gas purchased for retail sales.

      The increase in operation and maintenance expenses during 1996 of approximately $640,000 was due primarily to increases in payroll and related benefit costs.

     The increases in depreciation expense during 1997 and 1996 of approximately
$424,000   and   $327,000,  respectively,  were  due  primarily  to   additional
depreciable plant.

      The increase in taxes other than income taxes during 1996 of approximately $173,000 was primarily due to increased property taxes which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

      Changes in income taxes during 1997 and 1996 of approximately $595,000 and $517,000, respectively, were primarily due to changes in net income.

Interest Charges The increases in interest on long-term debt and amortization of debt expense during 1997 of approximately $1,146,000 and $27,000, respectively, were due primarily to the issuance of $15 million of 8.3% Debentures during July, 1996. The decrease in other interest charges during 1997 of approximately $348,000 was due primarily to decreased average short-term borrowings as short-term debt was repaid with the net proceeds from the sale of long-term debt and equity securities during July, 1996.

      The  increase  in  other interest charges during   1996  of  approximately
$448,000 was due primarily to increased average short-term borrowings and increased average interest rates.

Earnings Per Common Share For the year ended June 30, 1997, earnings per common share were diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1997 periods.





Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE          PAGE

Management's Statement of Responsibility for  Financial
Reporting and Accounting                                          22

Report of Independent Public Accountants                          23

Consolidated  Statements of Income for the years
ended June 30, 1997,  1996  and 1995                              24

Consolidated Statements of Cash Flows for the years ended
June 30, 1997, 1996 and 1995                                      25

Consolidated Balance Sheets as of June 30, 1997 and 1996          27

Consolidated Statements of Changes in Shareholders'
Equity for the years ended June 30, 1997, 1996  and 1995          29

Consolidated  Statements  of  Capitalization as  of
June  30,  1997  and  1996                                        30

Notes to Consolidated Financial Statements                        31

Schedule II - Valuation and Qualifying Accounts for the
years ended June 30, 1997,  1996 and 1995                         39


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

                3(b) - Delta's By-Laws as amended August 21, 1996 are incor-
                    porated herein by reference to Exhibit 3(b) to Delta's Form 10-K for the period ended June 30, 1996.

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

                4(c) - The  Indenture dated July  1,  1996 in respect of 8.3%
                    Debentures due August 1, 2026, is incorporated herein by reference to Exhibit 4(c) to Delta's Form S-2 dated June 21, 1996.

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

                10(j)  - Second amendment to Gas Purchase Contract between
                   Delta and Wiser is incorporated herein by reference to
                   Exhibit 10(j) to Delta's Form 10-K for the period ended June 30, 1994.

                10(k)  -  Employment agreement between Delta  and Alan L.
                   Heath, an officer, is incorporated herein by reference to
                   Exhibit 10(k) to Delta's Form 10-Q for the period ended December 31, 1985.

                10(l) - Employment agreements between Delta and two officers, those being John F. Hall and Robert C. Hazelrigg, are incorporated herein by reference to Exhibit 10(m) to Delta's Form 10-Q for the period ended December 31, 1988.

                10(m)  - Employment agreement dated May 31,  1995 between
                   Delta and Glenn R. Jennings, an officer, is incorporated herein by reference to Exhibit 10(m) to Delta's Form
                   10-K for the period ended  June 30, 1995.

                10(n) - Employment agreement dated June 19,  1995 between
                   Delta and Johnny L. Caudill, an officer, is incorporated herein by reference to Exhibit 10(n) to Delta's Form 10K for the period ended June 30, 1995.

                   12 - Computation of the Consolidated Ratio of Earnings to Fixed Charges.

                  21  -  Subsidiaries of the Registrant.

                  23  -  Consent of Independent Public Accountants.

 (b) Reports on 8-K.

      On April 8, 1997, the Registrant filed a report on Form 8-K disclosing a filing with the Kentucky Public Service Commission (PSC) of a general rate case on March 14, 1997 and a subsequent Order from the PSC on April 3, 1997 suspending the implementation of the proposed rates until September 12, 1997. The requested rates would generate approximately $2,962,000 of additional annual revenues to Delta.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized, on the 11th day of September, 1997.


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

(i)  Principal Executive Officer:


/s/  Glenn R. Jennings    President, Chief Executive   September 11, 1997
  (Glenn R. Jennings)     Officer and Director

(ii) Principal Financial Officer and Principal Accounting Officer:


/s/  John  F.  Hall       Vice  President - Finance,   September 11, 1997
  (John F. Hall)          Secretary and Treasurer

(iii)     A Majority of the Board of Directors:


/s/   H.   D.   Peet      Chairman  of  the   Board   September  11, 1997
  (H. D. Peet)


/s/ Donald R. Crowe       Director                    September  11, 1997
  (Donald R. Crowe)


/s/ Jane Hylton Green     Director                    September  11, 1997
  (Jane Hylton Green)


/s/ Billy Joe Hall        Director                    September 11, 1997
  (Billy Joe Hall)


/s/ John D. Harrison      Director                    September 11, 1997
   (John D. Harrison)


/s/ Virgil E. Scott       Director                    September 11, 1997
  (Virgil E. Scott)


/s/ Henry C. Thompson     Director                    September 11, 1997
  (Henry C. Thompson)


/s/ Arthur E. Walker, Jr.  Director                   September 11, 1997
  (Arthur E. Walker, Jr.)


Management's Statement of Responsibility for Financial Reporting and Accounting

    Management  is  responsible for the preparation, presentation and  integrity of  the financial statements and other financial information in this report.  In preparing  financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the  reported amount of assets and liabilities and the disclosure of  contingent assets and liabilities at the date of the financial statements and revenues  and expenses  during the reporting period.  Actual results could differ  from  these estimates.

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





    Glenn R. Jennings                       John F. Hall
    President & Chief Executive Officer     Vice President - Finance,
                                            Secretary & Treasurer


Report of Independent Public Accountants

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of DELTA NATURAL GAS COMPANY, INC. (a Kentucky corporation) and subsidiary companies as of June 30, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiary companies as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                            Arthur Andersen LLP

Louisville, Kentucky

August 15, 1997
Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of
Income

For the Years Ended June 30,        1997         1996         1995

Operating Revenues ............ $ 42,169,185 $36,576,055  $31,844,339

Operating Expenses
   Purchased gas .............. $ 23,265,222 $17,389,755  $15,497,156
   Operation and maintenance
     (Note 1) .................    8,631,635   8,642,511    8,002,797

   Depreciation and depletion
     (Note 1) .................    2,935,257   2,510,952    2,183,558

   Taxes other than income
     taxes ....................    1,056,689   1,036,282      863,340

   Income taxes (Note 2) ......      964,800   1,559,500    1,042,400

      Total operating expenses. $ 36,853,603 $31,139,000  $27,589,251

Operating Income .............. $  5,315,582  $ 5,437,055  $ 4,255,088

Other Income and Deductions,          40,874      32,503       50,582
Net

Income Before Interest Charges. $  5,356,456 $ 5,469,558  $ 4,305,670

Interest Charges
   Interest on long-term debt.. $  2,997,393 $ 1,851,768  $ 1,879,442

   Other interest .............      519,432     867,641      419,693

   Amortization of debt expense      115,366      88,800       88,800

      Total interest charges .. $  3,632,191 $ 2,808,209  $ 2,387,935

Net Income                      $  1,724,265 $ 2,661,349  $ 1,917,735

Weighted Average Number of
  Common Shares Outstanding ...    2,294,134   1,886,629    1,850,986

Earnings Per Common Share ..... $        .75 $      1.41  $      1.04

Dividends Declared Per Common
  Share ....................... $       1.14 $      1.12  $      1.12

The accompanying notes to consolidated financial statements are an integral part of these statements.
Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash
Flows

For the Years Ended June 30,            1997          1996          1995

Cash Flows From Operating
Activities
   Net income .................... $  1,724,265   $  2,661,349   $ 1,917,735

   Adjustments to reconcile net
   income to net cash from
   operating activities:
      Depreciation, depletion and
        amortization .............    3,049,229      2,663,475     2,272,358
      Deferred income taxes and
        investment tax credits ...      485,400      1,762,500       (77,000)
      Other - net ................      666,798        484,474       602,180

   (Increase) decrease in assets:
      Accounts receivable ........     (318,178)      (860,255)     (118,237)
      Gas in storage .............     (782,007)        63,546      (138,138)
      Advance (deferred) recovery
        of gas cost .............       495,751     (3,788,143)    2,583,128
      Materials and supplies .....     (120,969)      (124,697)      173,319
      Prepayments ................     (346,532)        53,702      (105,903)
      Other assets ...............     (541,669)       (31,723)      (71,087)

   Increase (decrease) in
   liabilities:
      Accounts payable ...........     (439,721)       871,207      (178,609)
      Refunds due customers ......      554,520       (456,283)       83,572
      Accrued taxes ..............    1,038,761       (270,394)      (72,210)
      Other current liabilities ..      744,054         56,951        69,742
      Advances for construction
        and other ................         (476)         9,100         2,333

         Net cash provided by
           operating activities .. $  6,209,226   $  3,094,809   $ 6,943,183

Cash Flows From Investing
Activities
   Capital expenditures .......... $(16,648,994)  $(13,373,416)  $(8,122,838)

         Net cash used in
         investing activities .... $(16,648,994)  $(13,373,416)  $(8,122,838)

The accompanying notes to consolidated financial statements are an integral part of these statements.
Delta Natural Gas Company, Inc. and Subsidiary Companies

     Consolidated Statements of Cash
                   Flows (continued)

For the Years Ended June 30,             1997         1996         1995

Cash Flows From Financing
   Activities  (Note 6)
   Dividends on common stock ..... $             $
                                    (2,651,073)   (2,113,414)   $(2,073,374)
   Issuance of common stock, net..   6,773,054       568,875       502,361
   Issuance of debentures, net....  14,334,833          -             -
   Repayment of long-term debt ...    (478,256)     (561,000)     (240,100)
   Issuance of notes payable....... 30,975,000    25,955,000    19,495,000
   Repayment of notes payable......(38,185,000)  (13,555,000)  (16,525,000)

         Net cash provided by
           financing activities      $ 10,768,558  $ 10,294,461   $ 1,158,887

Net Increase (Decrease) in Cash and
Cash Equivalents ................... $    328,790  $     15,854   $   (20,768)

Cash and Cash Equivalents,
Beginning of Year ..................      151,633       135,779       156,547

Cash and Cash Equivalents,
End of Year ........................ $    480,423  $    151,633   $   135,779


Supplemental Disclosures of Cash
Flow Information

Cash paid during the year for:
   Interest                          $  3,019,881  $  2,491,091   $ 2,253,472
   Income taxes (net of refunds)     $   432,163)  $    193,560   $ 1,264,942


The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                   1997           1996

Assets
   Gas Utility Plant, at cost .............  $116,829,158  $ 98,795,623
     Less - Accumulated provision for
       depreciation .......................   (31,734,976)  (26,749,774)

         Net gas plant                       $ 85,094,182  $ 72,045,849

   Current Assets
      Cash and cash equivalents ...........  $    480,423  $    151,633
      Accounts receivable, less accumulated
        provisions for doubtful accounts of
        $113,945 and $105,756 in 1997 and
        1996, respectively ................     2,414,632     2,096,454
      Gas in storage, at average cost .....     1,209,171       427,164
      Deferred gas costs (Note 1) .........     2,180,606     2,676,357
      Materials and supplies, at first-in,
        first-out cost ....................       773,108       652,139
      Prepayments .........................       716,076       369,544

         Total current assets                $  7,774,016  $  6,373,291

   Other Assets
      Cash surrender value of officers' life
      insurance (face amount of $1,036,009). $    321,339  $    304,339
      Note receivable from officer .........      134,000       126,000
      Unamortized debt expense and other
        (Note 6) ..........................     3,357,628     2,291,158

         Total other assets                  $  3,812,967  $  2,721,497

            Total assets                     $ 96,681,165  $ 81,140,637




The accompanying notes to consolidated financial statements are an integral part of these statements.

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                   1997         1996

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated
Statements
   of Capitalization)
      Common shareholders' equity ..........  $29,474,569 $23,628,323
      Long-term debt (Notes 6 and 7)........   38,107,860  24,488,916
      Notes payable refinanced subsequent to
        yearend (Note 5)....................            -  18,075,000
         Total capitalization ..............  $67,582,429 $66,192,239

   Current Liabilities
      Notes payable (Note 5) ...............  $10,865,000   $      -
      Current portion of long-term
        debt (Notes 6 and 7)................    1,987,600   1,084,800
      Accounts payable .....................    2,386,717   2,826,438
      Accrued taxes ........................    1,132,315      93,554
      Refunds due customers ................      577,874      23,354
      Customers' deposits ..................      368,561     304,246
      Accrued interest on debt .............    1,033,220     637,596
      Accrued vacation .....................      516,032     485,847
      Other accrued liabilities ............      492,501     238,571

         Total current liabilities            $19,359,820 $ 5,694,406

   Deferred Credits and Other
      Deferred income taxes ................  $ 7,921,100 $ 7,318,500
      Investment tax credits ...............      708,400     779,400
      Regulatory liability (Note 2) ........      892,100     938,300
      Advances for construction and other ..      217,316     217,792

         Total deferred credits and other     $ 9,738,916 $ 9,253,992

   Commitments and Contingencies (Note 8) ..

            Total liabilities and
            shareholders' equity              $96,681,165 $81,140,637
 ............



The accompanying notes to consolidated financial statements are an integral part of these statements.
Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in
Shareholders' Equity

For the Years Ended June 30,                     1997        1996         1995

Common Shares
   Balance, beginning of year .........  $  1,903,580 $ 1,868,734   $ 1,839,340
     $1.00 par value of 438,643,
       34,846 and 29,394
       shares issued in 1997,
       1996 and 1995, respectively -
       Public issuance of common shares .       400,000        -             -
       Dividend reinvestment and stock
         purchase plan .................        31,187      28,024        25,802
       Employee stock purchase plan and
         other .........................         7,456       6,822         3,592

   Balance, end of year ................  $  2,342,223 $ 1,903,580   $ 1,868,734

Premium on Common Shares
   Balance, beginning of year ..........  $ 20,572,132 $20,022,643   $19,532,909
     Premium on issuance of common shares-
       Public issuance of common shares..    6,000,000        -             -
       Dividend reinvestment and stock
         purchase plan ................        519,478     440,621       425,357
       Employee stock purchase plan and
         other .......................         111,701     108,868        64,377

   Balance, end of year ...............   $ 27,203,311 $20,572,132   $20,022,643

Capital Stock Expense
   Balance, beginning of year .........  $ (1,620,252) $(1,604,792) $(1,588,025)
      Issuance of common shares              (296,768)     (15,460)  (16,767)
   Balance, end of year ..............   $ (1,917,020) $(1,620,252) $(1,604,792)

Retained Earnings
   Balance, beginning of year ..........  $  2,772,863 $ 2,224,928  $ 2,380,567
     Net income ........................     1,724,265   2,661,349     1,917,735
     Cash dividends declared on common
       shares - (See Consolidated
       Statements of Income for rates) .   (2,651,073)  (2,113,414) (2,073,374)

   Balance, end of year ................  $  1,846,055 $ 2,772,863   $ ,224,928


The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                     1997         1996

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 3 and 4)
     Authorized - 6,000,000 shares
     Issued and outstanding -
       2,342,223 and 1,903,580 shares in
       1997 and 1996, respectively ........... $ 2,342,223  $ 1,903,580
   Premium on common shares ..................  27,203,311   20,572,132
   Capital stock expense .....................  (1,917,020)  (1,620,252)
   Retained earnings (Note 6) ................   1,846,055    2,772,863

      Total common shareholders' equity ...... $29,474,569  $23,628,323

Long-Term Debt (Notes 6 and 7)
   Debentures, 8.3%, due 2026 ................ $15,000,000  $      -
   Debentures, 6 5/8%, due 2023 ..............  13,505,000   14,000,000
   Debentures, 9%, due 2011...................  10,000,000   10,000,000
   Promissory note from acquisition of under-
     ground storage, non-interest bearing,
     due through 2001 (less unamortized
     discount of $297,099 and $398,419 in        1,502,901    1,401,581
     1997 and 1996, respectively)
   Other                                            87,559      172,135

      Total long-term debt .................   $40,095,460  $25,573,716


   Less - Amounts due within one year,
     included in current liabilities .......    (1,987,600)  (1,084,800)

      Net long-term debt ...................   $38,107,860  $24,488,916

Notes Payable Refinanced Subsequent to
  Yearend (Note 5)                             $     -      $18,075,000

         Total capitalization ..............   $67,582,429  $66,192,239



The accompanying notes to consolidated financial statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies

     (a) Principles of Consolidation -- Delta Natural Gas Company, Inc. ("Delta" or "the Company") has five wholly-owned subsidiaries. Delta Resources, Inc. ("Resources") buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. operates underground natural gas storage facilities that it leases from Delta. Enpro, Inc. owns and operates production properties. TranEx Corporation owns a 43 mile intrastate pipeline. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

     (b) Cash Equivalents -- For the purposes of the Consolidated Statements of Cash Flows, all temporary cash investments with a maturity of three months or less at the date of purchase are considered cash equivalents.

     (c) Depreciation -- The Company determines its provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 3.0%, 2.9%, and 2.8% of average depreciable plant for 1997, 1996, and 1995, respectively.

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

     (e) Gas Cost Recovery -- Delta has a Gas Cost Recovery ("GCR") clause which provides for a dollar-tracker that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred. The Company expenses gas costs based on the amount of gas costs recovered through revenue. Any differences between actual gas costs and those estimated costs billed are deferred and reflected in the computation of future billings to customers using the GCR mechanism.

     (f) Revenue Recognition -- The Company records revenues as billed to its customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled.

     (g) Revenues and Customer Receivables -- The Company supplies natural gas to approximately 36,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable.

     (h) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (i) New Accounting Pronouncements -- In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997. The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment reviews, companies are required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. Adoption of SFAS No. 121 did not have a material adverse impact on the Company's financial position or results of operations.

           For companies with June 30 fiscal yearends, SFAS No. 123, "Accounting for Stock-Based Compensation" was required to be adopted as of June 30, 1997. This standard is currently inapplicable to Delta because the Company has no stock based compensation arrangements.

           Delta is required to adopt SFAS No. 128, "Earnings per Share", during the second quarter of fiscal 1998. The Company does not expect the adoption of this standard to have a material adverse impact on its financial position or results of operations.

(2)   Income Taxes

      The  Company  provides for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial purposes, differences in recognition of purchased gas cost recoveries and certain other accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties. The Company utilizes the liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities are computed using tax rates that will be in effect when the book and tax temporary differences reverse. The change in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the future revenue requirement impact from these deferred taxes. The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:

                                                1997       1996

Deferred Tax Liabilities
    Accelerated depreciation              $ 9,018,800  $8,091,500
    Deferred gas cost                         860,100   1,055,700
    Accrued pension                           433,000     252,900
    Debt expense                              384,900     399,200

       Total                              $10,696,800  $9,799,300

Deferred Tax Assets
    Alternative minimum tax credits       $ 1,534,100 $ 1,305,600
    Regulatory liabilities                    339,400     370,000
    Unbilled revenue                          327,500     236,100
    Investment tax credit                     279,400
                                                          307,400
    Other                                     295,300     261,700

        Total                             $ 2,775,700 $ 2,480,800

         Net accumulated deferred
           income tax liability           $ 7,921,100 $ 7,318,500

      The components of the income tax provision are comprised of the following for the years ended June 30:

                                         1997           1996              1995
Components of Income Tax Expense:
    Payable currently:
       Federal                     $  242,200       $     52,100    $   453,900
       State                          (31,300)          (255,100)       194,500
          Total                    $  210,900       $   (203,000)   $   648,400

    Deferred                          753,900          1,762,500        394,000

          Income tax expense       $  964,800       $  1,559,500    $ 1,042,400

      Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:
                                           1997           1996          1995

Statutory federal income tax rate         34.0%          34.0%          34.0%
State  income  taxes  net  of  federal     5.0            5.2            5.2
benefit
Amortization of investment tax credit     (2.6)          (1.7)          (2.4)
Other differences - net                      -              -            (.9)

     Effective income tax rate            36.4%          37.5%          35.9%


(3)  Employee Benefit Plans

     (a)    Defined   Benefit   Retirement  Plan  -  Delta   has   a   trusteed,
     noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately. The funded status of the pension plan at March 31, the plan year end, and the amounts recognized in the Company's consolidated balance sheets at June 30 were as follows:

                                      1997            1996           1995

    Plan assets at fair value    $6,835,393       $6,058,458   $5,358,108
    Actuarial present value of benefit
       obligation:
         Vested benefits         $4,505,619       $2,789,736   $3,605,363
         Non-vested benefits         11,025            9,346       21,742
         Accumulated benefit     $4,516,644       $2,799,082   $3,627,105
    obligation
    Additional amounts related
        to projected salary       1,828,856        2,811,907    1,638,014
    increases
        Total projected benefit  $6,345,500       $5,610,989   $5,265,119
    obligation
    Plan assets in excess of
        projected benefit        $  489,893       $  447,469   $   92,989
    obligation
    Unrecognized net assets at
    date of
        initial application
    being
        amortized over 15 years    (211,972)        (254,365)    (296,759)
    Unrecognized net (gain) loss    125,777          (13,481)     286,557
        Accrued pension asset    $  403,698       $  179,623   $   82,787


           The assets of the plan consist primarily of common stocks, bonds and certificates of deposit. Net pension costs for the years ended June 30 include the following:


                                       1997          1996         1995
Service cost for benefits earned   $  405,386      $ 382,751    $  432,546
during the year
Interest cost on projected            392,539        356,897       382,167
benefit obligation
Actual return on plan assets         (407,965)      (886,211)     (623,972)
Net amortization and deferral        (136,843)       444,044       185,660
    Net periodic pension cost      $  253,117      $ 297,481    $  376,401

           The weighted average discount rates and the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligation at June 30, 1997, 1996 and 1995 were 7.0% (discount rates), and 4% (rates of increase). The expected long-term rates of return on plan assets were 8%.

           SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", do not affect the Company, as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

     (b) Employee Savings Plan - The Company has an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute any whole percentage between 2% and 15% of their annual compensation. The Company will match 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. For 1997, 1996 and 1995, Delta's Savings Plan expense was approximately $151,000, $111,000 and $112,000, respectively.

     (c) Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees are eligible to participate. Under the terms of the Stock Plan, such employees can contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. The Company issues Delta common stock, based upon the fiscal year contributions, using an average of the last sale price of Delta's stock as quoted in NASDAQ's National Market System at the close of business for the last five business days in June and matches those shares so purchased. Therefore, stock equivalent to approximately $101,000 was issued in July, 1997. The continuation and terms of the Stock Plan are subject to approval by Delta's Board of Directors on an annual basis. Delta's Board has continued the Stock Plan through June 30, 1998.

(4)  Dividend Reinvestment and Stock Purchase Plan

      The  Company's Dividend Reinvestment and Stock Purchase Plan (Reinvestment
Plan) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Shares purchased under the Reinvestment Plan are authorized but unissued shares of common stock of the Company, and 31,187 shares were issued in 1997. Delta reserved 200,000 shares under the Reinvestment Plan in December, 1994, and as of June 30, 1997, there were 123,604 shares still available for issuance.

(5)  Notes Payable and Line of Credit

      Substantially all of the cash balances of Delta are maintained to compensate the respective banks for banking services and to obtain lines of credit; however, no specific amounts have been designated as compensating balances, and Delta has the right of withdrawal of such funds. At June 30, 1997 and June 30, 1996, the available line of credit was $20,000,000, of which $10,865,000 and $18,075,000 had been borrowed at an interest rate of 6.785% and 6.285% for 1997 and 1996, respectively. The maximum amount borrowed during 1997 and 1996 was $10,865,000 and $18,075,000, respectively. The interest on this line is, at the option of Delta, either at the daily prime rate or is based upon certificate of deposit rates. The current line of credit expires on November 15, 1997.

      Short-term borrowings at June 30, 1996 were repaid in July, 1996, with the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock.

(6)  Long-Term Debt

      On July 19, 1996, Delta issued $15,000,000 of 8.3% Debentures that mature in July, 2026. Redemption on behalf of deceased holders within 60 days of notice of up to $25,000 per holder will be made annually, subject to an annual aggregate limitation of $500,000. The 8.3% Debentures can be redeemed by the Company beginning in August, 2001 at a 5% premium, such premium declining ratably until it ceases in August, 2006. Restrictions under the indenture agreement covering the 8.3% Debentures include, among other things, a restriction whereby dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $18,000,000. No retained earnings are restricted under the provisions of the indenture.

      On October 18, 1993, Delta issued $15,000,000 of 6 5/8% Debentures that mature in October, 2023. Each holder may require redemption of up to $25,000 annually, subject to an annual aggregate limitation of $500,000. Such redemption will also be made on behalf of deceased holders within 60 days of notice, subject to the annual aggregate $500,000 limitation. The 6 5/8% Debentures can be redeemed by the Company beginning in October, 1998 at a 5% premium, such premium declining ratably until it ceases in October, 2003.

      On May 1, 1991, Delta issued $10,000,000 of 9% Debentures that mature in April, 2011. Each holder may require redemption of up to $25,000 annually, subject to an annual aggregate limitation of $500,000. Such redemption will also be made on behalf of deceased holders within 60 days of notice, subject to the annual aggregate $500,000 limitation. The 9% Debentures can be redeemed by the Company at a 4% premium, such premium declining ratably until it ceases in April, 2001. The Company may not assume any additional mortgage indebtedness in excess of $1 million without effectively securing the 9% Debentures equally to such additional indebtedness.

      Debt issuance expenses are deferred and amortized over the terms of the related debt. In addition, losses on extinguishment of debt are deferred and amortized over the term of the related debt consistent with regulatory treatment.

      A non-interest bearing promissory note was issued by Delta on November 10, 1995 in the amount of $1,800,000, payable in installments of $400,000 in 1998, $700,000 in 2000 and $700,000 in 2002. The note was issued when Delta purchased leases and depleted gas wells to develop them for the underground storage of natural gas. Delta secured the promissory note by escrow of 102,858 shares of Delta's common stock. These shares will be issued to the holder of the promissory note only in the event of default in payment by Delta.

      This underground natural gas storage field located on Canada Mountain in Bell County, Kentucky is now partially developed and will have an estimated working capacity of 4,000,000 Mcf upon completion. Delta utilized this storage field to help meet its winter supply needs this year. This storage capability should permit Delta to continue to purchase and store gas during the non-heating months, and then withdraw and sell the gas during the peak usage winter months. Storage project capital expenditures are estimated at approximately $2.6 million during fiscal 1998, which includes completion of a 14 mile, 12 inch diameter steel pipeline to provide expanded capacity to deliver gas to Delta's system.
Delta is currently recovering a return on storage field investments through rates.

      Other long-term debt requires principal payments totaling approximately $88,000 in 1998.

(7)  Fair Values of Financial Instruments

      The fair value of the Company's debentures is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debentures at June 30, 1997 is estimated to be $37,723,000. The carrying amount in the accompanying consolidated financial statements is $38,505,000.

      The carrying amount of the Company's other financial instruments including cash equivalents, accounts receivable, notes receivable, accounts payable and the non-interest bearing promissory note approximate their fair value.

(8)  Commitments and Contingencies

     The Company has entered into individual employment agreements with its five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of certain benefits over varying periods in the event employment is altered or terminated following certain changes in ownership of the Company.

(9)  Rates

      Reference is made to "Regulatory Matters" herein with respect to rate matters.
(10)  Quarterly Financial Data (Unaudited)

      The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

                                                       Earnings
                                Operating     Net     (Loss) per
                 Operating       Income      Income     Common
Quarter Ended     Revenues       (Loss)      (Loss)    Share(a)

Fiscal 1997

September 30    $ 4,074,332   $   36,149  $ (734,296)   $(.33)
December 31      10,023,399    1,090,513     198,153      .09
March 31         18,651,406    3,034,844   2,050,318      .88
June 30           9,420,048    1,154,076     210,090      .09


Fiscal 1996

September 30    $ 3,774,849   $ (147,522) $ (760,662)   $(.41)
December 31       8,406,787    1,331,803     649,089      .34
March 31         16,023,581    3,421,608   2,725,444     1.44
June 30           8,370,838      831,166      47,478      .03


______________________________________________________________

(a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.




                                                                     SCHEDULE II


                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


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

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for
the years ended:

June 30, 1997  $  105,756    $  220,000   $  27,402    $ 239,213   $ 113,945
June 30, 1996  $   81,608    $  156,000   $  13,344    $ 145,196   $ 105,756
June 30, 1995  $  131,324    $  140,800   $  24,449    $ 214,965   $  81,608