Form 10-Q
period 1997-09-30
DELTA NATURAL GAS CO INC
filed 1997-11-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
            2,353,781 Shares Outstanding as of September 30, 1997.




                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                      Three Months Ended        Twelve Months Ended
                                         September 30              September 30
                                     1997          1996        1997        1996


OPERATING REVENUES                $ 5,215,272     $ 4,074,332   $ 43,310,125   $ 36,875,538

OPERATING EXPENSES
  Purchased gas                   $ 2,108,688    $ 1,466,145    $ 23,907,765   $ 17,336,970
  Operation and maintenance         2,229,271      2,038,525      8,822,381     8,662,007
  Depreciation and depletion          846,154        727,190        3,054,221     2,634,493
  Taxes other than income taxes       330,454        246,123        1,141,020     1,050,842
  Income taxes                       (481,200)      (439,800)        923,400     1,570,500

    Total operating expenses      $ 5,033,367    $ 4,038,183    $ 37,848,787   $ 31,254,812

OPERATING INCOME                  $   181,905    $    36,149       $ 5,461,338    $  5,620,726

OTHER INCOME AND DEDUCTIONS, NET        4,413         14,003        31,284            39,300

INCOME BEFORE INTEREST CHARGES    $   186,318    $    50,152       $ 5,492,622    $  5,660,026

INTEREST CHARGES                    1,000,300        784,448       3,848,043      2,972,311

NET INCOME (LOSS)                 $  (813,982)   $ 1,644,579     $  2,687,715     (734,296)

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                2,348,453      2,212,638        2,334,164      1,988,707

NET INCOME (LOSS) PER COMMON      $     (.35)     $    (.33)      $      .70          $ 1.35
SHARE

DIVIDENDS DECLARED PER COMMON     $     .285      $      .285     $     1.14         $ 1.14
SHARE



         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

             ASSETS               September 30,       June 30,     September 30,
                                     1997               1997            1996

GAS UTILITY PLANT               $ 121,085,327    $ 116,829,158    $103,908,130
  Less-Accumulated provision
    for depreciation              (32,684,990)    (31,734,976)    (27,245,397)
      Net gas plant                $ 88,400,337  $ 85,094,182     $76,662,733

CURRENT ASSETS
  Cash and cash equivalents    $   169,731       $   480,423     $   260,072
  Accounts receivable - net       1,313,799        2,414,632         384,482
  Gas in storage                  2,368,774        1,209,171         479,216
  Deferred gas costs              2,631,094        2,180,606       3,540,863
  Materials and supplies            688,607          773,108         587,990
  Prepayments                       591,012          716,076         241,636
      Total current assets      $ 7,763,017      $ 7,774,016      $5,494,259

OTHER ASSETS
  Cash surrender value of
    officers' life insurance    $  329,917         $ 321,339     $   312,913
  Note receivable from officer     128,000           134,000         120,000
  Unamortized debt expense
       and other                 3,355,249         3,357,628       2,924,658
      Total other assets       $ 3,813,166       $ 3,812,967     $ 3,357,571
        Total assets           $99,976,520       $96,681,165     $85,514,563

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity    $ 28,192,000    $ 29,474,569     $28,601,950
  Long-term debt                   38,117,638      38,107,860      38,997,690
      Total capitalization       $ 66,309,638    $ 67,582,429     $67,599,640

CURRENT LIABILITIES
  Notes payable                  $ 15,485,000    $ 10,865,000     $3,355,000
  Current portion of long-
      term debt                     1,987,600       1,987,600     1,584,800
  Accounts payable                  3,096,744       2,386,717     1,999,886
  Accrued taxes                       238,147       1,132,315      (103,741)
  Refunds due customers               566,142         577,874       116,090
  Customers' deposits                 392,158         368,561       302,043
  Accrued interest on debt          1,241,222       1,033,220       647,917
  Accrued vacation                    516,032         516,032        485,847
  Other accrued liabilities           405,796         492,501        271,143
      Total current liabilities  $ 23,928,841    $ 19,359,820     $8,658,985

DEFERRED CREDITS AND OTHER
  Deferred income taxes          $  7,921,100     $ 7,921,100      $7,318,500
  Investment tax credits              708,400         708,400         779,400
  Regulatory liability                892,100         892,100         938,300
  Advances for construction
     and other                        216,441         217,316         219,738
      Total deferred credits      $ 9,738,041     $ 9,738,916      $9,255,938
         and other
          Total liabilities and
            shareholders' equity  $ 99,976,520    $ 96,681,165    $85,514,563


         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                     Three Months Ended          Twelve Months Ended
                                         September 30                September 30
                                      1997          1996           1997         1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)               $ (813,982)      $ (734,296)      $1,644,579       $2,687,715
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Depreciation, depletion
       and amortization             902,512          783,527         3,270,189        2,821,034
      Deferred income taxes and
       investment tax credits       -                -               485,400          1,762,500
      Other, net                    160,285          133,978         692,449          522,271
  (Increase) decrease in other
   assets                           (327,792)        984,897         (2,926,294)      (4,078,289)
  Increase (decrease) in other
   liabilities                      (51,854)         (888,475)       2,733,759        307,812
      Net cash provided by (used
        in) operating activities  $ (130,831)      $ 279,631        $5,900,082       $4,023,043

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures            $ (4,314,597)    $ (5,478,052)    $(15,485,538)    $(15,929,336)
      Net cash used in
        investing activities      $ (4,314,597)    $ (5,478,052)    $(15,485,538)    $(15,929,336)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock       $ (669,494)      $ (659,786)      $(2,660,781)     $(2,247,733)
  Issuance of common stock, net     200,907          6,367,709       606,252          6,720,718
  Issuance of long-term debt, net     -             14,334,834      -                14,310,334
  Repayment of long-term debt       (16,677)         (15,897)        (580,356)        (562,471)
  Issuance of notes payable         8,230,000        5,015,000       34,190,000       25,770,000
  Repayment of notes payable        (3,610,000)      (19,735,000)    (22,060,000)     (31,980,000)
      Net cash provided by
        financing activities      $ 4,134,736      $ 5,306,860      $9,495,115       $12,010,848

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS        $ (310,692)      $ 108,439        $(90,341)        $104,555

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                480,423          151,633         260,072          155,517

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $ 169,731        $ 260,072        $169,731         $260,072

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period
for:
   Interest                       $ 764,398        $ 742,461        $3,143,138       $2,547,821
   Income taxes (net of refunds)  $ 563,200        $ (66,222)       $262,037         $161,926



         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Delta Natural Gas Company, Inc. (Delta or the Company) has five wholly-owned subsidiaries. Delta Resources, Inc. (Resources) buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. operates an underground natural gas storage field that it leases from Delta. Enpro, Inc. owns and operates production properties and undeveloped acreage. TranEx Corporation owns a 43 mile intrastate pipeline. All subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

     (2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1997 for additional footnote disclosures, including a summary of significant accounting policies.

     (3) On July 19, 1996, Delta completed the issuance and sale of $15,000,000 of 8.3% Debentures that mature in July, 2026 and 400,000 shares of common stock. The net proceeds of approximately $20.4 million were used to repay short-term notes payable and for working capital

     (4) On March 14, 1997, Delta filed a request for increased rates with the Kentucky Public Service Commission (PSC). This general rate case (Case No. 97-066) requested an annual revenue increase of approximately $2,962,000, an increase of 7.7%. The test year for the case was the twelve months ended December 31, 1996. The increased rates were requested to become effective on April 13, 1997. The PSC suspended the implementation of the proposed rates so that they could investigate and determine the reasonableness of those rates. The hearing for cross-examination of witnesses was held during September, 1997. This rate increase request is still being considered by the PSC.

     (5) Reference is made to Part II - Item 1 relative to the status of legal proceedings.




     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1998 are expected to be approximately $10.4 million, of which approximately $4.3 million was expended during the three months ended September 30, 1997. Planned capital expenditures for fiscal 1998 include approximately $2.6 million for continued development of an underground storage field. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $20 million, of which approximately $15.5 million was borrowed at September 30, 1997. The line of credit, which is with Bank One, Kentucky, NA, expires November 15, 1997 and Delta plans to extend the line of credit through November 15, 1998. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in July, 1996, when the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock was used to repay short-term notes payable and for working capital.

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

           The primary cash flows during the three and twelve month periods ending September 30, 1997 and 1996 are summarized below:

                                     Three Months Ended September 30

                                           1997             1996
         Provided by (used in)
            operating activities       $ (130,831)       $  279,631
         Used in investing activities  (4,314,597)       (5,478,052)
         Provided by  financing
            activities                  4,134,736         5,306,860
         Net increase (decrease) in
           cash and cash equivalents   $ (310,692)       $  108,439


                                        Twelve Months Ended September 30
                                           1997              1996
         Provided by operating
            activities                 $   5,900,082     $ 4,023,043
         Used in investing activities    (15,485,538     (15,929,336)
         Provided by financing
           activities                      9,495,115      12,010,848
         Net increase (decrease) in
           cash and cash equivalents   $     (90,341)    $   104,555



RESULTS OF OPERATIONS

Operating Revenues

      The increase in operating revenues for the three months ended September 30, 1997 of $1,141,000 was due primarily to 237,600 Mcf (36.2%) increase in on-system transportation volumes and 197,097 Mcf (53.3%) increase in sales to Resources customers. An increase in retail sales volumes of 21,000 Mcf (8.3%) and increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause also contributed to the increase.
     The increase in operating revenues for the twelve months ended September 30, 1997 of $6,435,000, was due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. This was partially offset by a decrease in retail sales volumes of 401,000 Mcf as a result of the warmer winter weather in
1997. Billed degree days were 104% of normal degree days for 1997 as compared with 112% in 1996. In addition, on-system transportation volumes for 1997 increased 411,000 Mcf, or 15.3%.



Operating Expenses

      The increase in purchased gas expense of $643,000 for the three months ended September 30, 1997, was due primarily to increased gas purchases for Resources' customers, increases in the cost of gas purchased for retail sales and increased volumes of gas purchased for retail sales.

      The increase in purchased gas expense of $6,571,000 for the twelve months ended September 30, 1997, was due primarily to increases in the cost of gas purchased for retail sales. The increase was partially offset by decreased gas purchases for retail sales resulting from the warmer winter weather in 1997.

      The increases in operation and maintenance expenses of $191,000 and $160,000 for the three and twelve months ended September 30, 1997, respectively, were primarily due to increases in payroll and related benefit costs.

      The  increases in depreciation and depletion expense for the three  and
twelve   months   ended  September  30,  1997  of  $119,000   and   $420,000,
respectively, were primarily due to additional depreciable plant.

      The increase in taxes other than income taxes for the three and twelve months ended September 30, 1997 of $84,000 and $90,000, respectively, were primarily due to increased property taxes which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

      The decreases in income taxes for the three and twelve months ending September 30, 1997 of $41,000 and $647,000, respectively, were primarily due to the decreases in net income.


Interest Charges

      The increases in interest charges for the three and twelve months ended September 30, 1997 of $216,000 and $876,000, respectively, were due primarily to increased borrowings for the periods.


Earnings per Common Share

      For the twelve months ended September 30, 1997, earnings per common share were diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1997 period.





                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

          The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1997.


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


                                 DELTA NATURAL GAS COMPANY, INC.
                                 (Registrant)

                                 ___/s/Glenn R. Jennings__________
     DATE:  November 12, 1997    Glenn R. Jennings
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)


                                  ___/s/John F. Hall________________
                                 John F. Hall
                                 Vice President - Finance, Secretary
                                 and Treasurer
                                 (Principal Financial Officer)