Form 10-Q
period 1997-12-31
DELTA NATURAL GAS CO INC
filed 1998-02-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


        X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997


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


                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
          2,361,922 Shares Outstanding as of December 31, 1997.

                          PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                     Three Months Ended               Six Months Ended           Twelve Months Ended
                                        December 31                     December 31                 December 31
                                     1997          1996                1997         1996            1997       1996
OPERATING REVENUES               $ 11,787,820   $ 10,023,399    $ 17,003,092      $14,097,731   $45,074,546   $38,492,151

OPERATING EXPENSES
  Purchased gas                  $ 6,377,384    $ 5,722,274     $  8,486,072      $ 7,188,419   $24,562,876   $19,221,120
  Operation and maintenance        2,221,490      2,146,977        4,450,761        4,185,502     8,896,894     8,813,219
  Depreciation and depletion         848,404        701,040        1,694,558        1,428,230     3,201,585     2,712,661
  Taxes other than income taxes      272,398        251,495          602,852          497,618     1,161,923     1,061,115
  Income taxes                       341,975        111,100         (139,225)        (328,700)    1,154,275     1,304,600

    Total operating expenses    $ 10,061,651    $ 8,932,886     $ 15,095,018      $12,971,069   $38,977,553   $33,112,715


OPERATING INCOME                $  1,726,169    $ 1,090,513     $  1,908,074      $ 1,126,662   $ 6,096,993    $5,379,436

OTHER INCOME AND DEDUCTIONS, NET       6,518          9,009           10,931           23,012        28,794        41,027

INCOME BEFORE INTEREST CHARGES  $  1,732,687    $ 1,099,522     $  1,919,005      $ 1,149,674    $6,125,787    $5,420,463

INTEREST CHARGES                   1,140,875        901,369        2,141,175        1,685,817     4,087,549     3,183,684

NET INCOME (LOSS)               $    591,812    $   198,153     $   (222,170)     $  (536,143)   $2,038,238    $2,236,779

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING               2,357,107      2,321,571        2,352,637        2,259,639     2,342,910     2,090,251

BASIC EARNINGS (LOSS) PER
  COMMON SHARE                  $        .25    $       .09     $      (.09)       $    (.24)          $.87        $1.07

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                  $        .25    $       .09     $      (.09)          $ (.24)          $.87        $1.07

DIVIDENDS DECLARED PER COMMON   $       .285    $      .285     $       .57            $ .57           $1.14       $1.13
SHARE


         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

               ASSETS             December 31, 1997    June 30, 1997     December 31, 1996


UTILITY PLANT                         $123,913,386     $ 116,829,158     $ 108,226,719
  Less-Accumulated provision
    for depreciation                   (33,251,728)      (31,734,976)      (27,896,192)
      Net utility plant               $ 90,661,658     $  85,094,182      $ 80,330,527

CURRENT ASSETS
  Cash and cash equivalents           $    444,404     $     480,423         $ 18,201
  Accounts receivable - net              3,615,358         2,414,632         2,218,541
  Gas in Storage                         1,855,202         1,209,171         411,625
  Deferred gas cost                      3,796,666         2,180,606         5,851,153
  Materials and supplies                   710,358           773,108           640,722
  Prepayments                              388,449           716,076           174,857
      Total current assets            $ 10,810,437     $   7,774,016       $ 9,315,099

OTHER ASSETS
  Cash surrender value of
    officers' life insurance          $     329,913    $    321,339         $ 312,913
  Note receivable from officer              122,000         134,000           114,000
  Unamortized debt expense and other      3,335,330       3,357,628         2,896,758
      Total other assets              $   3,787,243    $  3,812,967       $ 3,323,671

        Total assets                   $105,259,338    $ 96,681,165      $ 92,969,297

 LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity          $ 28,255,698    $ 29,474,569      $ 28,248,744
  Long-term debt                         37,976,596      38,107,860        38,257,155
           Total capitalization        $ 66,232,294    $ 67,582,429      $ 66,505,899

CURRENT LIABILITIES
  Notes payable                        $ 19,395,000    $ 10,865,000      $ 7,790,000
  Current portion of long-term debt       1,553,777       1,987,600         1,986,300
  Accounts payable                        4,391,125       2,386,717         4,979,032
  Accrued taxes                             592,850       1,132,315         (184,122)
  Refunds due customers                     461,147         577,874           82,060
  Customers' deposits                       498,566         368,561           381,341
  Accrued interest on debt                1,081,096       1,033,220         890,233
  Accrued vacation                          516,032         516,032           485,847
  Other current and accrued
    liabilities                             385,701         492,501           369,381
      Total current liabilities        $ 28,875,294    $ 19,359,820      $ 16,780,072

DEFERRED CREDITS AND OTHER
  Deferred income taxes                $  8,393,000    $  7,921,100       $ 7,801,800
  Investment tax credits                    673,500         708,400           743,900
  Regulatory liability                      867,675         892,100           915,200
  Advances for construction and other       217,575         217,316           222,426
      Total deferred credits and other $ 10,151,750    $  9,738,916       $ 9,683,326

Total liabilities and shareholders'
equity                                 $105,259,338    $ 96,681,165       $92,969,297



         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                           Six Months Ended            Twelve Months Ended
                                             December 31                   December 31
                                          1997          1996             1997          1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                   $ (222,170)     $ (536,143)      $  2,038,238    $ 2,236,779
  Adjustments to reconcile net
    income (loss) to net cash
     from operating activities:
      Depreciation, depletion
       and amortization                1,823,208        1,537,572         3,436,840      2,930,125
      Deferred income taxes and
       investment tax credits            412,575          424,700           473,275      1,822,700
      Other, net                         380,844          358,853           688,134        606,155
  Increase in other assets            (3,109,967)      (3,071,814)       (1,651,758)    (4,981,623)
  Increase in other
   liabilities                         1,419,556        2,398,800           917,894        450,684
      Net cash provided by
        operating activities          $  704,046      $ 1,111,968      $  5,902,623   $  3,064,820

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures                $(7,659,582)    $(10,071,761)    $(14,236,815)  $(16,205,617)
      Net cash used in
        investing activities          $ (7,659,582)   $ (10,071,761)   $ (14,236,815) $(16,205,617)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock           $ (1,341,332)   $ (1,321,313)    $ (2,671,093)  $ (2,382,238)
  Issuance of common stock                 344,631       6,477,877          639,809      6,748,390
  Issuance of long-term debt            -               14,334,834           -          13,848,192
  Repayment of long-term debt            (613,782)        (380,037)        (813,321)      (577,284)
  Issuance of short-term debt           16,605,000      12,300,000       35,280,000     28,335,000
  Repayment of short-term debt          (8,075,000)    (22,585,000)     (23,675,000)   (33,255,000)
      Net cash provided by
        financing activities          $  6,919,517    $  8,826,361      $ 8,760,395   $ 12,717,060

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS            $   (36,019)    $   (133,432)     $   426,203   $   (423,737)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                      480,423          151,633           18,201        441,938

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                        $   444,404     $     18,201      $   444,404    $    18,201

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                           $ 2,149,099     $ 1,373,614       $ 4,008,286     $ 2,719,833
   Income taxes (net of refunds)      $   563,200     $  (131,000)      $   366,032     $    97,148












         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") has five wholly-owned subsidiaries. Delta
          Resources, Inc. ("Resources") buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. operates an underground natural gas storage field that it leases from Delta. Enpro, Inc. owns and operates production properties and undeveloped acreage. TranEx Corporation owns a 43 mile intrastate pipeline. All subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

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

     (4) Effective November 30, 1997, Delta received approval from the Kentucky Public Service Commission ("PSC") for an annual revenue increase of approximately $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997. The PSC has agreed to a re-hearing, scheduled for April 2, 1998, on tax-related items that could result in approximately $157,000 of additional annual revenues.

     (5)        The Company adopted Statement of Financial Standards No.
          128, "Earnings per Share", during the second quarter of fiscal 1998. The adoption of this statement had no impact on current or prior year earnings per share.

     (6) Reference is made to Part II - Item 1 relative to the status of legal proceedings.






     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for Delta for fiscal 1998 are expected to be approximately $11.6 million, of which approximately $7.7 million was expended during the six months ended December 31, 1997. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital  expenditures on an interim basis through the  use  of  its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which approximately $19.4 million was borrowed at December 31, 1997. The line of credit, which is with Bank One, Kentucky, NA, expires during November, 1998. These short-term borrowings are periodically repaid with long-term debt and equity securities, as was done in July, 1996 when the net proceeds of approximately $20,400,000 from the sale of $15,000,000 of debentures and 400,000 shares of common stock was used to repay short-term debt and for working capital. The Company anticipates a long-term debt financing during the third or fourth quarter of fiscal 1998. Proceeds are to be used to refinance certain long-term debt and to repay short-term borrowings.

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

           The primary cash flows for the six and twelve month periods ending December 31, 1997 and 1996 are summarized below:


                                            Six Months Ended December 31
                                                 1997             1996
         Provided by operating activities     $  704,046       $  1,111,968
         Used in investing activities         (7,659,582)       (10,071,761)
         Provided by financing activities      6,919,517          8,826,361
           Net decrease in cash
           and cash equivalents               $  (36,019)        $ (133,432)



                                           Twelve Months Ended December 31
                                                 1997             1996
         Provided by operating activities  $   5,902,623        $  3,064,820
         Used in investing activities        (14,236,815)        (16,205,617)
         Provided by financing activities      8,760,395          12,717,060
           Net increase (decrease) in cash
           and cash equivalents            $     426,203        $   (423,737)



     RESULTS OF OPERATIONS

     Operating Revenues

           The increases in operating revenues for the three and six months ended December 31, 1997 of $1,764,000 and $2,905,000, respectively, were due primarily to increases in retail sales volumes of 89,000 Mcf (8.9%) and 110,000 Mcf (8.8%), respectively, as compared to similar periods of 1996, increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause and the general rate increase effective November 30, 1997. In addition, on-system transportation volumes for the three and six months ended December 31, 1997, increased 195,000 Mcf (27.2%) and 431,000 Mcf (31.5%), respectively, as compared with the similar periods of 1996 and sales to Resources' customers increased 134,000 Mcf (24.8%) and 331,000 Mcf (36.4%), respectively, as compared with the similar periods of 1996. Heating degree days billed were 84% of the thirty-year average ("normal") for the six months ended December 31, 1997, as compared with 72% for the similar period of 1996.

           The increase in operating revenues of $6,582,000 for the twelve months ended December 31, 1997, was due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause, and the general rate increase effective November 30, 1997. In addition, on-system transportation volumes for the twelve months ended December 31, 1997, increased 580,000 Mcf (21.4%) and sales to Resources' customers increased 367,000 Mcf (20.1%). These increases were partially offset by a decrease in retail sales volumes of 252,000 Mcf (5.4%). Heating degree days billed were 107% of normal weather for 1997 as compared with 110% for 1996.


     Operating Expenses

           The increases in purchased gas expense for the three and six months ended December 31, 1997 of $655,000 and $1,298,000, respectively, were due primarily to increased gas purchases for retail sales and for Resources' customers, increases in the cost of gas purchased for retail sales and increased volumes of gas purchased for retail sales.

           The increase in purchased gas expense of $5,342,000 for the twelve months ended December 31, 1997, was due primarily to increases in the cost of gas purchased for retail sales. The increase was partially offset by decreased gas purchases for retail sales resulting from the reduced sales due to the warmer winter weather during 1997.

                The increases in depreciation expense for the three, six and twelve months ended December 31, 1997 of $147,000, $266,000 and $489,000, respectively, were due primarily to additional depreciable plant.

          The increases in taxes other than income taxes for the six and twelve months ended December 31, 1997 of $105,000 and $101,000, respectively, were primarily due to increased property taxes, which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased payroll.



           The increases in income taxes for the three and six months ended December 31, 1997, of $231,000 and $189,000, respectively, and the decrease in income taxes for the twelve months ended December 31, 1997 of $150,000, were primarily due to changes in net income.


     Interest Charges

          The increases in interest charges for the three and six months ended December 31, 1997 of $240,000 and $455,000, respectively, were due primarily to increased average short-term borrowings. The increase for the twelve months ended December 31, 1997 of $904,000 was due primarily to the increased long-term debt issued in July, 1996.


     Basic Earnings (Loss) Per Common Share

           For the twelve months ended December 31, 1997, the basic earnings (loss) per common share were diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1997 period.



                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

          The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1997.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a)    The   Registrant  held  its  annual   meeting   of
               shareholders on November 20, 1997.

               (b) Jane Hylton Green, Harrison D. Peet and Henry C. Thompson were elected to Delta's Board of Directors for three-year terms expiring in 2000. Glenn R. Jennings, Virgil E. Scott and Arthur E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 1999. Donald R. Crowe, Billy Joe Hall and John D. Harrison will continue to serve on Delta's Board of Directors until the election in 1998.



               (c)   The total shares voted in the election of Directors
               were  2,049,614.   There were no broker  non-votes.   The
               shares voted for each Nominee were:

               Jane Hylton Green      For  2,023,120 Withheld  26,494
               Harrison D. Peet       For  2,023,022 Withheld  26,592
               Henry C. Thompson      For  2,023,423 Withheld  26,191



          (d)  Not applicable.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits. No exhibits are required to be filed with this report.

               (b) Reports on Form 8-K. On December 29, 1997, the Registrant filed a report on Form 8-K disclosing an Order from the Kentucky Public Service Commission (general rate case 97-066) approving new rates effective November 30, 1997. The approved new rates provided for additional annual revenues of approximately $1,670,000. The Form 8-K also disclosed that the Registrant had filed for rehearing on approximately $900,000 of additional revenues the PSC had disallowed.




                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DELTA NATURAL GAS COMPANY, INC.
                                   (Registrant)


                                   /s/Glenn R. Jennings________________
     DATE:  February 12, 1998      Glenn R. Jennings
                                   President and Chief Executive
                                   Officer
                                   (Duly Authorized Officer)



                                   /s/John F. Hall______________________
                                   John F. Hall
                                   Vice President - Finance, Secretary
                                   and Treasurer
                                    (Principal Financial Officer)