Form 10-Q
period 1998-03-31
DELTA NATURAL GAS CO INC
filed 1998-05-11
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                	Washington, DC  20549

                       	FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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

	Common Shares, Par Value $1.00 Per Share
	2,367,461 Shares Outstanding as of March 31, 1998.

	PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




Three Months Ended

Nine Months Ended

Twelve Months Ended

March 31

March 31

March 31

1998

1997

1998

1997

1998

1997












OPERATING REVENUES
$
18,305,458

$
18,651,406

$
35,308,550

$
32,749,137

$
44,728,600

$
41,119,975





OPERATING EXPENSES


  Purchased gas
$
10,062,400

$
11,170,918

$
18,548,472

$
18,359,337

$
23,454,358

$
22,430,369
  Operation and maintenance

2,242,846


2,223,012


6,693,607


6,408,514


8,916,730


8,887,471
  Depreciation and depletion

868,254


750,982


2,562,812


2,179,212


3,318,856


2,852,810
  Taxes other than income taxes

312,399


270,250


915,251


767,868


1,204,072


1,050,653
  Income taxes

1,377,325


1,201,400


1,238,100


872,700


1,330,200


906,000



    Total operating expenses
$
14,863,224

$
15,616,562

$
29,958,242

$
28,587,631

$
38,224,216

$
36,127,303



OPERATING INCOME
$
3,442,234

$
3,034,844

$
5,350,308

$
4,161,506

$
6,504,384

$
4,992,672



OTHER INCOME AND DEDUCTIONS, NET

10,217


4,979


21,148


27,991


34,032


44,975





INCOME BEFORE INTEREST CHARGES
$
3,452,451

$
3,039,823

$
5,371,456

$
4,189,497

$
6,538,416

$
5,037,647




INTEREST CHARGES

1,086,122


989,505


3,227,297


2,675,322


4,184,165


3,475,994




NET INCOME
$
2,366,329

$
2,050,318

$
2,144,159

$
1,514,175

$
  2,354,251

$
1,561,653




AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING

2,363,783


2,329,286


2,356,167


2,280,928


2,351,418


2,192,288





BASIC EARNINGS PER
COMMON SHARE
$
1.00

$
 .88

$
 .91

$
 .66

$
1.00

$
 .71



DILUTED EARNINGS PER
COMMON SHARE
$
1.00

$
 .88

$
 .91

$
 .66

$
1.00

$
       .71




DIVIDENDS DECLARED PER COMMON SHARE
$
 .285

$
 .285

$
 .855

$
 .855

$
    1.14

$
1.135





	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
March 31, 1998
June 30, 1997
March 31, 1997



UTILITY PLANT
$
125,182,821

$
116,829,158

$
110,214,371
  Less-Accumulated provision

    for depreciation

(34,099,719)


(31,734,976)


(28,694,189)
      Net utility plant
$
91,083,102

$
85,094,182

$
81,520,182



CURRENT ASSETS

  Cash and cash equivalents
$
8,940,640

$
480,423

$
993,517
  Accounts receivable - net

4,813,515


2,414,632


3,234,489
  Deferred (advance) gas cost recovery

(163,693)


1,209,171


4,120,929
  Gas in storage

443,663


2,180,606


326,088
  Materials and supplies

692,025


773,108


813,760
  Prepayments

373,649


312,379


385,377
      Total current assets
$
15,099,799

$
7,370,319

$
9,874,160




OTHER ASSETS

  Cash surrender value of

    Officers' life insurance
$
329,913

$
321,339

$
312,913
  Note receivable from officer

116,000


134,000


108,000
  Unamortized debt expense and other

4,629,086


3,761,325


3,359,875
      Total other assets
$
5,074,999

$
4,216,664

$
3,780,788


        Total assets
$
111,257,900

$
96,681,165

$
95,175,130





LIABILITIES AND SHAREHOLDERS' EQUITY


CAPITALIZATION



  Common shareholders' equity
$
30,048,071

$
29,474,569

$
29,800,389
  Long-term debt

52,614,870


38,107,860


38,206,645
      Total capitalization
$
82,662,941

$
67,582,429

$
68,007,034




CURRENT LIABILITIES


  Notes payable
$
-

$
10,865,000

$
9,010,000
  Current portion of long-term debt

11,766,700


1,987,600


1,986,300
  Accounts payable

2,185,433


2,386,717


2,800,265
  Accrued taxes

1,550,746


1,132,315


858,870
  Refunds due customers

149,207


577,874


474,102
  Customers' deposits

509,098


368,561


401,247
  Accrued interest on debt

1,330,529


1,033,220


1,047,839
  Accrued vacation

516,032


516,032


485,847
  Other current and accrued

    liabilities

441,839


492,501


424,835
      Total current liabilities
$
18,449,584

$
19,359,820

$
17,489,305



DEFERRED CREDITS AND OTHER



  Deferred income taxes
$
8,393,000

$
7,921,100

$
7,801,800
  Investment tax credits

673,500


708,400


743,900
  Regulatory liability

861,300


892,100


915,200
  Advances for construction and other

217,575


217,316


217,891
      Total deferred credits and other
$
10,145,375

$
9,738,916

$
9,678,791


	  Total liabilities and
          shareholders' equity

$

 111,257,900


$

 96,681,165


$

 95,175,130





	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)


Nine Months Ended

Twelve Months Ended

March 31

March 31

1998

1997

1998

1997
CASH FLOWS FROM OPERATING

 ACTIVITIES

  Net income
$
2,144,159

$
1,514,175

$
2,354,251

$
1,561,653
  Adjustments to reconcile net


    income to net cash from


    operating activities:



      Depreciation, depletion


       and amortization

2,776,232


2,341,348


3,585,434


3,099,994
      Deferred income taxes and


       investment tax credits

406,200


424,700


466,900


1,804,100
      Other, net

555,788


496,617


792,836


626,270
 (Increase) decrease in other assets

611,909


(3,140,576)


2,138,879


(944,763)
  Increase (decrease) in other


    liabilities

175,923


1,883,498


189,563


(415,016)
      Net cash provided by


        operating activities
$
6,670,211

$
3,519,762

$
9,527,863

$
5,732,238




CASH FLOWS FROM INVESTING


 ACTIVITIES

  Capital expenditures
$
(9,138,924)

$
(12,149,508)

$
(13,705,277)

$
(16,026,733)
      Net cash used in

        Investing activities
$
(9,138,924)

$
(12,149,508)

$
(13,705,277)

$
(16,026,733)



CASH FLOWS FROM FINANCING

 ACTIVITIES



  Dividends on common stock
$
(2,014,795)

$
 (1,985,174)

$
(2,680,694)

$
(2,516,715)
  Issuance of common stock
  Issuance of long-term debt

444,138
24,147,443


   6,643,065
  14,334,834


574,125
24,147,443


6,769,044
13,848,192
  Repayment of long-term debt

(782,856)


 (456,095)


(906,337)


(563,810)
  Issuance of short-term debt

23,675,000


  22,835,000


31,815,000


29,730,000
  Repayment of short-term debt

(34,540,000)


(31,900,000)


(40,825,000)


(36,180,000)
      Net cash provided by


        Financing activities
$
  10,928,930

$
  9,471,630

$
  12,124,537

$
11,086,711




NET INCREASE IN


 CASH AND CASH EQUIVALENTS
$
8,460,217

$
841,884

$
7,947,123

$
792,216




CASH AND CASH EQUIVALENTS,



 BEGINNING OF PERIOD

480,423


151,633


993,517


201,301




CASH AND CASH EQUIVALENTS,



 END OF PERIOD
$
8,940,640

$
993,517

$
8,940,640

$
993,517




SUPPLEMENTAL DISCLOSURES OF

 CASH FLOW INFORMATION


  Cash paid during the period for


   Interest
$
3,013,688

$
2,177,613

$
4,013,075

$
2,840,692
   Income taxes (net of refunds)
$
563,200

$
(220,813)

$
351,850

$
65,687



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

(4) Effective November 30, 1997, Delta received approval from the Kentucky Public Service Commission ("PSC") for an annual revenue increase of approximately $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997. Effective May 1, 1998, Delta received approval from the PSC for an additional annual revenue increase of approximately $157,000 in this rate case, resulting from a rehearing of certain tax-related items.

(5) The PSC, by its order dated April 24, 1998, approved the Company's continuing recovery in its rates, effective March 2, 1998, of costs in connection with its recently developed underground storage facilities on Canada Mountain. The Company does not expect the implementation of this order to have a material adverse impact on its financial position or results of operations.

(6) On March 23, 1998, Delta completed the issuance and sale of $25,000,000 of 7.15% Debentures that mature in March, 2018. The net proceeds of approximately $24.1 million were used to repay short-term notes payable and to redeem the Company's 9% Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000, was completed on April 30, 1998. Unamortized debt expense of $332,200 and call premium of $300,000 on the redeemed 9% Debentures were deferred and are being amortized over the term of the related debt consistent with regulatory treatment.



(7) The Company adopted Statement of Financial Standards No. 128,
"Earnings per Share", during the second quarter of fiscal 1998. The adoption of this statement had no impact on current or prior year earnings per share.


(8) For comparative purposes, certain fiscal 1997 amounts have been reclassified to conform with fiscal 1998 presentation. There was no impact on the previously reported net income for fiscal 1997.

(9) Reference is made to Part II - Item 1 relative to the status of legal proceedings.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

	Capital expenditures for Delta for fiscal 1998 are expected to be approximately $11.6 million, of which approximately $9.1 million was expended during the nine months ended March 31, 1998. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which none was borrowed at March 31, 1998. The line of credit, which is with Bank One, Kentucky, NA, expires during November, 1998. These short-term borrowings are periodically repaid with long-term debt and equity securities, as was done when the net proceeds from the sale of $25,000,000 of debentures in March, 1998 was used to redeem the Company's $10,000,000 of 9% Debentures that would have matured in April, 2011 and to repay short-term borrowings.

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

	The primary cash flows for the nine and twelve month periods ending March 31, 1998 and 1997 are summarized below:




Nine Months Ended March 31


1998

1997

Provided by operating


  activities
$
   6,670,211

$
  3,519,762

Used in investing activities

(9,138,924)


(12,149,508)

Provided by financing activities

10,928,930


9,471,630

Net increase in cash and cash
  equivalents

$

8,460,217


$

841,884





Twelve Months Ended March 31


1998

1997

Provided by operating


  activities
$
9,527,863

$
5,732,238

Used in investing activities

(13,705,277)


(16,026,733)

Provided by financing
  activities



12,124,537




11,086,711

Net increase in
  cash and cash equivalents

$

7,947,123


$

792,216


RESULTS OF OPERATIONS

Operating Revenues

	The increases in operating revenues for the nine and twelve months ended March 31, 1998 of approximately $2,559,000 and $3,609,000, respectively, were due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause and the general rate increase effective November 30, 1997. In addition, on-system transportation volumes for the nine and twelve months ended March 31, 1998 increased 504,000 Mcf (23%) and 554,000 Mcf (20%), respectively, and sales to Resources' customers increased 407,000 Mcf (29%) and 426,000 Mcf (23%), respectively. The increases were partially offset by decreases in Delta's retail sales volumes of approximately 71,000 Mcf and 144,000 Mcf for the respective periods. Billed degree days were approximately 85.2% and 101.5% of the thirty-year average degree days for the nine and twelve months ended March 31, 1998 as compared with approximately 87.5% and 100% for the similar periods of 1997.


Operating Expenses

	The decrease in purchased gas expense for the three months ended March 31, 1998 of approximately $1,109,000 was due primarily to a decrease in gas purchases for retail sales of approximately 180,000 Mcf (8.4%) resulting from warmer winter weather in 1998. Billed degree days in 1998 were 6% less than the billed degree days for the same period in 1997.

	The increases in depreciation expense for the three, nine and twelve months ended March 31, 1998 of approximately $117,000, $384,000 and $466,000, respectively, were due primarily to additional depreciable plant.

	The increases in taxes other than income taxes for the nine and twelve months ended March 31, 1998 of $147,000 and $153,000, respectively, were primarily due to increased property taxes, which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased payroll.

	The increases in income taxes for the three, nine and twelve months ended March 31, 1998, of $176,000, $365,000 and $424,000, respectively, were primarily due to increases in net income.




Interest Charges

	The increases in interest charges for the three and nine months ended March 31, 1998 of $97,000 and $552,000, respectively, were due primarily to increased average short-term borrowings. The increase in interest charges for the twelve months ended March 31, 1998 of $708,000 was due to increased average short-term borrowings and increased long-term debt issued in July, 1996.

Basic Earnings Per Common Share

	For the twelve months ended March 31, 1998, the basic earnings per common share were diluted by the increased average common shares outstanding that resulted from the additional 400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the 1998 period.



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


                  					   DELTA NATURAL GAS COMPANY, INC.
                 					   (Registrant)


                        	/s/Glenn R. Jennings________________
DATE:  May 11, 1998		    Glenn R. Jennings
                 					   President and Chief Executive Officer
                					   (Duly Authorized Officer)



                        	/s/John F. Hall_____________________
                 					   John F. Hall
                 					   Vice President - Finance, Secretary
                 					   and Treasurer
 		                 		   (Principal Financial Officer)