Form 10-K
period 1998-06-30
DELTA NATURAL GAS CO INC
filed 1998-09-11
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998.

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

		As of August 11, 1998, Delta Natural Gas Company, Inc. had outstanding
2,382,084 shares of common stock $1 Par Value, and the aggregate market value of the voting stock held by non-affiliates was approximately $40,495,428.

DOCUMENTS INCORPORATED BY REFERENCE

	The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 1998, is incorporated by reference in Part III of this Report.

TABLE OF CONTENTS
                             										Page Number
PART I
	Item 1.	Business			            			        	 1
			General 							                           1
			Gas Operations and Supply			              1
			Regulatory Matters				          	         4
			Capital Expenditures		         		         5
			Employees						                 	         5
			Consolidated Statistics				               6

	Item 2.	Properties						                    7

	Item 3.	Legal Proceedings					              8

	Item 4.	Submission of Matters to a Vote of
			Security Holders					                     8

PART II
	Item 5.	Market for Registrant's Common Equity
			and Related Stockholder Matters		         8

	Item 6.	Selected Financial Data			        	10

	Item 7.	Management's Discussion and Analysis
			of Financial Condition and Results
			of Operations			                  		    	12

	Item 7a.	Quantitative and Qualitative
			Disclosures About Market Risk			         16

	Item 8.	Financial Statements and
   Supplementary	Data						               		17

	Item 9.	Changes in and Disagreements with
			Accountants on Accounting and
			Financial Disclosure		                 		17

PART III
	Item 10.	Directors and Executive Officers
   of the Registrant		                  				17

	Item 11.	Executive Compensation			        	17

	Item 12.	Security Ownership of Certain
			Beneficial Owners and Management	       	17

	Item 13.	Certain Relationships and Related
			Transactions					                       	18

Part IV
	Item 14.	Exhibits, Financial Statement
			Schedules, and Reports on Form 8-K		     19

Signatures							                         		22



PART I

Item 1.  Business

General

Delta Natural Gas Company, Inc. ("Delta" or "the Company"), a regulated public utility, was organized in 1949. Delta established its first retail gas distribution system in 1951, which provided service to 300 customers in Owingsville and Frenchburg, Kentucky. As a result of acquisitions and expansions of its customer base within its existing service areas, Delta provides retail gas distribution service to 38,000 customers in central and southeastern Kentucky and, additionally, provides transportation service to industrial customers and interconnected pipelines located in the area.



Gas Operations and Supply

The Company purchases and produces gas for distribution to its retail customers and also provides transportation service to industrial customers and inter-connected pipelines through facilities located in 20 predominantly rural counties in central and southeastern Kentucky. The economy of Delta's service area is based principally on light industry, farming and coal mining. The communities in Delta's service area typically contain populations of less than 20,000. The four largest service areas are Nicholasville, Corbin, Berea and Middlesboro, where Delta serves 6,600, 6,300, 3,800 and 3,500 customers, respectively.

The communities served by Delta continue to expand, resulting in growth opportunities for the Company. Industrial parks have been developed in certain areas and have resulted in new industrial customers, some of which are on-system transportation customers. As a result of this growth, Delta's total average customer count increased by 2.6% in 1998.

Currently, over 99% of Delta's customers are residential and commercial. Delta's remaining, light industrial customers purchased 6% of the total volume of gas sold by Delta at retail during 1998.

The Company's revenues are affected by various factors, including rates billed to customers, the cost of natural gas, economic conditions in the areas that the Company serves, weather conditions and competition. Delta competes for customers and sales with alternative sources of energy, including electricity, coal, oil, propane and wood. The Company's marketing subsidiaries, which purchase gas and resell it to various industrial customers and others, also compete for their customers with producers
and marketers of natural gas.   Gas costs, which the Company is generally
able to pass through to customers, may influence customers to conserve, or, in the case of industrial customers, to use alternative energy sources.
Also, the potential bypass of Delta's system by industrial customers and others is a competitive concern that Delta has addressed and will continue to address as the need arises.

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

Retail gas sales in 1998 were 4,112,000 Mcf, generating $33,435,000 in revenues, as compared to 4,299,000 Mcf and $33,561,000 in revenues for 1997. Heating degree days billed during 1998 were 93.5% of normal as compared with 103.5% in 1997. Sales volumes decreased by 187,000 Mcf, or 4.4%, in 1998 as compared to 1997.

Delta's transportation of natural gas during 1998 generated revenues of $4,360,000 as compared with $3,596,000 during 1997. Of the total transportation in 1998, $3,877,000 (3,467,000 Mcf) and $483,000
(1,489,000 Mcf) were earned for transportation for on-system and off-system customers, respectively. Of the total transportation for 1997, $3,214,000 (2,863,000 Mcf) and $382,000 (1,205,000 Mcf) were earned for transportation for on-system and off-system customers, respectively.

As an active participant in many areas of the natural gas industry, Delta plans to continue its efforts to expand its gas distribution system. Delta continues to consider acquisitions of other gas systems, some of which are contiguous to its existing service areas, as well as expansion within its existing service areas. During November, 1996, Delta acquired the City of North Middletown gas system in Bourbon County, consisting of 180 primarily residential customers. During July, 1997, Delta purchased the gas system of Annville Gas & Transmission Corporation in Jackson County, which serves several industrial and residential customers. This system was expanded by Delta during 1998 to provide gas service to customers in the City of Annville.

The Company also anticipates continuing activity in gas production and transportation and plans to pursue and increase these activities wherever practicable. The Company will continue to consider the construction or acquisition of additional transmission, storage and gathering facilities to provide for increased transportation, enhanced supply and system flexibility. During June, 1997, Delta acquired TranEx Corporation, which owns a 43 mile, 8 inch diameter steel pipeline that extends from Clay County to Madison County. During 1998, the TranEx pipeline was connected to Delta's system in the Richmond area. It also interconnects with a pipeline of Columbia Gulf Transmission Company ("Columbia Gulf") in Madison County as well as Delta's transmission pipeline system in Clay County. Delta is utilizing the pipeline to deliver natural gas for injection into the Company's Canada Mountain storage field as well as for system supply and transportation.

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

Delta's interstate gas supply is transported and/or stored by Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Columbia Gulf and Texas Eastern Transmission Corporation. Delta acquires its interstate gas supply from gas marketers.

Delta's agreements with Tennessee extend until 2000 and thereafter continue on a year-to-year basis until terminated by either party. Tennessee is obligated under the agreements to transport up to 17,600 Mcf per day for Delta. Delta acquires its gas for transportation by Tennessee under an agreement with a gas marketer. During 1998, Delta purchased 1,290,000 Mcf from the gas marketer under an agreement that extends through April, 1999. The Company expects to extend the terms of these agreements.

Delta's agreements with Columbia and Columbia Gulf extend until 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties to the particular agreement. Columbia and Columbia Gulf are obligated under the agreements to transport up to 12,000 Mcf per day and 4,000 Mcf per day, respectively, for Delta. Delta acquires its gas for transportation by Columbia and Columbia Gulf under agreements with a gas marketer. During 1998, Delta purchased a total of 704,000 Mcf from the gas marketer under agreements that extend through April, 2000.

Delta has an agreement with The Wiser Oil Company ("Wiser") to purchase natural gas from Wiser through October, 1999. Delta and Wiser annually determine the daily deliverability from Wiser, and Wiser is committed to deliver that volume. Wiser currently is obligated to deliver 9,900 Mcf per day to Delta through October 31, 1998, and 8,910 Mcf per day on and after November 1, 1998. Delta purchased 956,000 Mcf from Wiser during 1998.

Delta has agreements with its wholly-owned subsidiary, Enpro, Inc.
("Enpro") to purchase all the natural gas produced from Enpro's wells on certain leases in Bell, Knox and Whitley Counties, Kentucky. These agreements remain in force so long as gas is produced in commercial quantities from the wells on the leases. Remaining proved, developed natural gas reserves are estimated at 4,200,000 Mcf. Delta purchased a total of 225,000 Mcf from those properties during 1998. Enpro also produces oil from certain of these leases, but oil production has not been significant.

Delta purchases gas under agreements with various other marketers and entucky producers. The combined volumes of gas purchased from these sources during 1998 were 1,062,000 Mcf.

Delta's wholly-owned subsidiaries, Delta Resources, Inc. ("Resources") and Delgasco, Inc. ("Delgasco") purchase gas under agreements with various marketers and Kentucky producers. The gas is resold to industrial customers on Delta's system, to Delta for system supply and to others.
The combined volumes of gas purchased by Resources and Delgasco from these sources during 1998 were 3,652,000 Mcf.

Delta has completed the development of an underground natural gas storage field, with an estimated working capacity of 4,000,000 Mcf. This field has been used to provide a portion of Delta's winter supply needs since 1996. This storage capability permits Delta to purchase and store gas during the non-heating months, and then withdraw and sell the gas during the peak usage months.

Although there are competitors for the acquisition of gas supplies, Delta continues to seek additional new gas supplies from all available sources, including those in the proximity of its facilities in southeastern Kentucky. Also, Resources and Delgasco continue to pursue acquisitions of new gas supplies from Kentucky producers and others. Delta will continue to maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost effective sources of gas for its customers.


Regulatory Matters

Delta is subject to the regulatory authority of the Public Service Commission of Kentucky ("PSC") with respect to various aspects of Delta's business, including rates and service to retail and transportation customers. The company monitors the need to file a general rate case as a way to adjust its sales prices. Delta currently has no general rate cases filed with the PSC.

Effective November 30, 1997, Delta received approval from the PSC for an annual revenue increase of $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997. Effective May 1, 1998, Delta received approval from the PSC for an additional annual revenue increase of $117,000 in this rate case, resulting from a rehearing of certain tax-related items.

Delta's rates include a Gas Cost Recovery ("GCR") clause, which permits changes in Delta's gas costs to be reflected in the rates charged to customers. The GCR requires Delta to make quarterly filings with the PSC, but such procedure does not require a general rate case. The PSC is allowing Delta through its GCR clause to recover its costs in connection with its recently developed storage facilities on Canada Mountain.

During 1997, the PSC established a proceeding to investigate affiliate transactions. Delta is a party to this proceeding, and has responded to a PSC data request relating to Delta's subsidiaries. Delta cannot currently predict the outcome of this proceeding or the impact on Delta's rates, if any.

The PSC convened proceedings during 1997 with various regulated utilities and other interested parties to discuss the potential unbundling of natural gas rates and services in Kentucky. On July 1, 1998 the PSC concluded the proceedings without requiring further unbundling at this time of prices and service options for residential and small commercial customers. Delta participated actively in those meetings and plans to continue to provide comments in future discussions concerning regulatory and legislative issues relating to unbundling.

In addition to PSC regulation, Delta may obtain non-exclusive franchises from the cities and communities in which it operates authorizing it to place its facilities in the streets and public grounds. However, no utility may obtain a franchise until it has obtained from the PSC a Certificate of Convenience and Necessity authorizing it to bid on the franchise. Delta holds franchises in four of the ten cities in which it maintains branch offices and in seven other communities it serves. In the other cities and communities served by the Company, either Delta's franchises have expired, the communities do not have governmental organizations authorized to grant franchises, or the local governments have not required or do not want to offer a franchise. Delta attempts to acquire or reacquire franchises whenever feasible.

Without a franchise, a local government could require Delta to cease its occupation of the streets and public grounds or prohibit Delta from extending its facilities into any new area of that city or community.
To date, the absence of a franchise has had no adverse effect on Delta's operations.

Capital Expenditures

Capital expenditures during 1998 were $11.2 million and for 1999 are estimated to be $6.8 million. The Company expects a reduced level of capital expenditures in 1999 due to the substantial completion of the underground natural gas storage field project in 1998. The Company is planning for expenditures for system extensions, computer system upgrades and the replacement and improvement of existing transmission, distribution, gathering and general facilities.


Employees

Delta employed a total of 181 full-time employees on June 30, 1998. Delta considers its relationship with its employees to be satisfactory.
Delta's employees are not represented by unions or subject to any collective bargaining agreements.


Consolidated Statistics



For the Years Ended June 30,
                              1998      1997       1996      1995       1994

Retail Customers Served,
End of Period
   Residential ..............31,596   31,380      29,840     29,029    27,939
   Commercial ............... 4,753    4,761       4,453      4,287     4,242
   Industrial ...............    70       74          75         72        76

      Total .................36,419   36,215      34,368     33,388    32,257


Operating Revenues ($000)

   Residential sales ........19,969   19,694      16,540     14,772    16,597
   Commercial sales .........11,890   11,977       9,788      8,673     9,663
   Industrial sales ......... 1,576    1,890       1,483      1,248     1,671
   On-system transportation . 3,877    3,214       2,913      2,588     2,310
   Off-system transportation.   483      382         418        461       623
   Subsidiary sales ......... 6,335    4,904       5,297      3,959     3,755
   Other ....................   128      108         137        143       228

      Total .................44,258   42,169      36,576     31,844    34,847


System Throughput
(Million Cu. Ft.)

   Residential sales ........ 2,377    2,464       2,741     2,173      2,511
   Commercial sales ......... 1,504    1,557       1,673     1,328      1,506
   Industrial sales .........   231      278         291       223        316

      Total retail sales .... 4,112    4,299       4,705     3,724      4,333

   On-system transportation.. 3,467    2,863       2,570     2,390      2,186

   Off-system transportation. 1,489    1,205       1,134     1,452      1,997

      Total ................. 9,068    8,367       8,409     7,566      8,516


Average Annual Consumption Per
  End of Period Residential
  Customer (Thousand Cu. Ft.).  75       79          92         75         90

Lexington, Kentucky Degree Days
   Actual ....................4,397   4,867       5,280      4,215      4,999
   Percent of 30 year average
     (4,701) ................. 93.5   103.5       112.3       89.7      106.3

For the Years Ended June 30,   1998    1997        1996       1995       1994

Average Revenue Per Mcf Sold
  at Retail ($) .............  8.13    7.81        5.91       6.63       6.44

Average Gas Cost Per Mcf Sold
  at Retail ($) .............  4.60    4.62        2.81       3.37       3.34


Item 2.   Properties

Delta owns its corporate headquarters in Winchester, Kentucky.   In addition,
Delta owns buildings used for branch operations in nine of the cities it serves and rents an office building in one other city. Also, Delta owns a building in Laurel County used for training as well as equipment and materials storage.

The Company owns 2,043 miles of natural gas gathering, transmission, distribution and service lines. These lines range in size up to twelve inches in diameter. There are no significant encumbrances on these assets.

Delta holds leases for the storage of natural gas under 8,000 acres located in Bell County, Kentucky. This property was developed for the underground storage of natural gas and has an estimated capacity to store 4,000,000
Mcf of gas.

Delta owns the rights to any oil and gas underlying 3,500 acres in Bell County. Portions of these properties are used by Delta for the storage of natural gas. The maximum capacity of the storage facilities is 550,000 Mcf. These properties otherwise are currently non-producing, and no reserve studies have been undertaken on the properties.

Enpro owns interests in certain oil and gas leases relating to 11,000 acres located in Bell, Knox and Whitley Counties. There presently are
56 gas wells and 7 oil wells producing from these properties. Enpro's remaining proved, developed natural gas reserves are estimated at
4,200,000 Mcf.   Oil production from the property has not been
significant.    Also, Enpro owns the oil and gas underlying  11,500
additional acres in Bell, Clay and Knox Counties. These properties are currently non-producing, and no reserve studies have been performed on the properties.

Under the terms of an agreement with a producer relating to 14,000 acres of Enpro's undeveloped holdings, the producer is conducting exploration activities on the acreage. Enpro reserved the option to participate in wells drilled and also retained certain working and royalty interests in any production from future wells.

There are no significant encumbrances on the Company's assets.


Item 3.  Legal Proceedings

Delta and its subsidiaries are not parties to any legal proceedings which are expected to have a materially adverse impact on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1998.


PART II

Item 5.   Market for Registrant's Common Equity and Related	Stockholder Matters

Delta has paid cash dividends on its common stock each year since 1964. While it is the intention of the Board of Directors to continue to declare dividends on a quarterly basis, the frequency and amount of future dividends will depend upon the Company's earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for the Debentures. There were 2,410 record holders of Delta's common stock as of August 1, 1998.

Delta's common stock is traded in the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol DGAS. The accompanying table reflects the high and low sales prices during each quarter as reported by NASDAQ and the quarterly dividends declared per share.

                        					Range of Stock Prices($)	 	 Dividends
 Quarter				                    High	         	Low	    	Per Share($)

 Fiscal 1998

 First					                  18 1/4	         	16 3/4		    		.285
 Second			                 		19 1/2		         17 3/4		    		.285
 Third			                  		19 1/4	         	16 5/8	    			.285
 Fourth			                 		18		             16 3/4	    			.285

 Fiscal 1997

 First					                  18 3/4		         15 1/2		    		.285
 Second 			                 	19 1/2	         	17 3/4 	   			.285
 Third				                  	19 1/2	         	17			        	.285
 Fourth 			                		18 1/2	         	16			        	.285


During July, 1997, Delta distributed 5,746 shares of its common stock to its employees under its Employee Stock Purchase Plan (see Note 3(c) of the Notes to Consolidated Financial Statements). Delta received cash consideration of $17.60 per share for one-half of those shares (2,873 shares), for a total cash consideration of approximately $50,600; one-half of the shares (2,873 shares) were provided to the employees without cash consideration as a part of Delta's compensation and benefits for its employees. The securities were sold pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933.
This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all eligible employees are residents of Kentucky. Similarly, in July, 1998, Delta distributed 6,298 shares of its common stock to its employees at $17.60 per share under the same program.

Also, during July, 1997, Delta provided a total of 1,000 shares of its common stock to its directors (100 shares per director). Delta received no cash consideration for the shares, which were provided to its directors as a part of their compensation. This transaction may not involve a "sale" of securities under the Securities Act of 1933, and in any event, the securities were sold pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all directors are residents of Kentucky.

No underwriters were engaged in connections with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.


Item 6.    Selected Financial Data


For the Years Ended June 30,
                          1998(a)    1997      1996(b)      1995     1994(c)

Summary of Operations ($)
   Operating
   revenues ........... 44,258,000 42,169,185 36,576,055 31,844,339 34,846,941

   Operating
   income .............  6,731,859  5,315,582  5,437,055  4,255,088  4,850,673

   Net income .........  2,451,272  1,724,265  2,661,349  1,917,735  2,671,001

   Earnings per
   common share .......     1.04        .75        1.41       1.04      1.50

   Dividends
   declared per
   common share .......     1.14       1.14        1.12       1.12      1.11

Average Number of
Common Shares
Outstanding .......... 2,359,598  2,294,134   1,886,629   1,850,986 1,775,068

Total Assets ($).....102,866,613 96,681,165  81,140,637  65,948,716 61,932,480


Capitalization ($).....

  Common share-
  holders' equity ....29,810,294 29,474,569  23,628,323  22,511,513 22,164,791

  Long-term debt .....52,612,494 38,107,860  24,488,916  23,702,200 24,500,000

   Notes payable re-
   financed subsequent
   to yearend            -             -     18,075,000       -          -

   Total
   capitalization ...82,422,788  67,582,429  66,192,239  46,213,713 46,664,791

Short-Term
Debt ($)(d).......   3,665,000   12,852,600   1,084,800   6,732,700  3,205,000


Other Items ($)
   Capital
   expenditures ...  11,193,613  16,648,994  13,373,416   8,122,838  7,374,747

   Total plant .... 127,028,159 116,829,158  98,795,623  84,944,969  77,882,135

_____________________

(a) During March, 1998, $25,000,000 of debentures were sold, and the proceeds were used to repay short-term debt and to redeem the Company's $10,000,000 of 9% debentures.

(b) During July, 1996, $15,000,000 of debentures and 400,000 shares of common stock were sold, and the proceeds were used to repay short-term debt and for general corporate purposes. The balance of the note payable at June 30, 1996 ($18,075,000) is included in total capitalization as a result of the subsequent refinancing.

(c) During October, 1993, $15,000,000 of debentures and 170,000 shares of common stock were sold, and the proceeds were used to repay short-term debt and to refinance certain long-term debt.

(d)  Includes current portion of long-term debt.



Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company's utility operations are subject to regulation by the PSC, which plays a significant role in determining the Company's return on equity.
The PSC approves rates that are intended to permit a specified rate of return on investment. The Company's rate tariffs allow the cost of gas to be passed through to customers (see Business - Regulatory Matters).

The Company's business is temperature-sensitive. Accordingly, the Company's operating results in any given period reflect, in addition to other factors, the impact of weather, with colder temperatures generally resulting in increased sales by the Company. The Company anticipates that this sensitivity to seasonal and weather conditions will continue to be so reflected in the Company's operating results in future periods.

Liquidity and Capital Resources

Because of the seasonal nature of Delta's sales, the smallest proportion of cash generated from operations is received during the warmer months when sales volumes decrease considerably. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions. During the warmer, non-heating months, therefore, cash needs for operations and construction are partially met through short-term borrowings.

Capital expenditures for Delta for fiscal 1999 are expected to be $6.8 million. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25,000,000, of which $1,875,000 was borrowed at June 30, 1998. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 1998. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.


The primary cash flows during the last three years are summarized  below:


                                      1998           1997            1996

Provided by operating activities  $ 8,922,037    $ 6,209,226    $ 3,094,809
Used in investing activities      (11,193,613)   (16,648,994)   (13,373,416)
Provided by financing activities    1,909,689     10,768,558     10,294,461

Net increase (decrease) in cash
and cash equivalents              $  (361,887)   $   328,790    $    15,854


Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. The Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating, normal capital expenditure and dividend requirements.


Results of  Operations

Operating Revenues

The increase in operating revenues of $2,089,000 for 1998 was due primarily to the general rate increase effective November 30, 1997 and to the increases in on-system and off-system transportation volumes of 604,000
Mcf, and 284,000 Mcf respectively. The increase in operating revenues includes $200,000 of additional revenue caused by a non-recurring change. These increases were partially offet by a decrease in retail sales volumes of 187,000 Mcf as a result of the warmer winter weather in 1998. Billed degree days were 93.5% of normal degree days for 1998 as compared with 103.5% for 1997.

The increase in operating revenues of $5,593,000 for 1997 was due primarily to increases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. This was partially offset by a decrease in retail sales volumes of 406,000 Mcf as a result of the warmer winter weather in 1997. Billed degree days were 103.5% of normal degree days for 1997 as compared with 112.3% for 1996. In addition, on-system transportation volumes for 1997 increased 293,000 Mcf, or 11.4%.


Operating Expenses

The decrease in purchased gas expense for 1998 of $766,000 was due primarily to the decreased gas purchases for retail sales resulting from the warmer winter weather in 1998.

The increase in purchased gas expense of $5,875,000 for 1997 was due primarily to increases in the cost of gas purchased for retail sales. The increase was partially offset by the decreased gas purchased for retail sales resulting from the warmer winter weather in 1997.

The increases in depreciation expense during 1998 and 1997 of $510,000 and $424,000, respectively, were due primarily to additional depreciable plant.

The increase in taxes other than income taxes during 1998 of $155,000 was primarily due to increased property taxes which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

Changes in income taxes during 1998 and 1997 of $436,000 and $595,000, respectively, were primarily due to changes in net income.

Interest Charges

The increase in interest on long-term debt during 1998 of $329,000 was due primarily to the issuance of $25 million of 7.15% Debentures in March, 1998. The increase in other interest during 1998 of $378,000 was due primarily to increased average short-term debt borrowings.

The increases in interest on long-term debt and amortization of debt expense during 1997 of $1,146,000 and $27,000, respectively, were due primarily to the issuance of $15 million of 8.3% Debentures during July, 1996. The decrease in other interest during 1997 of $348,000 was due primarily to decreased average short-term borrowings as short-term debt was repaid with the net proceeds from the sale of long-term debt and equity securities during July, 1996.


Earnings Per Common Share

For the years ended June 30, 1998 and 1997, basic earnings per common share declined, as compared with previous periods, as a result of the increased average common shares outstanding that resulted from the additional
400,000 shares of common stock issued in July, 1996, as well as the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the periods. Other than Delta's outstanding common shares, there are no potentially dilutive securities. Therefore, basic and diluted earnings per common share are the same.


Factors That May Affect Future Results

Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report (including the letter
To Our Shareholders) contain forward-looking statements that are not statements of historical facts. These forward-looking statements are identified by their language, which may in some cases include words such as "estimates", "expects", "plans", "anticipates", "intends", "will continue", "believes", and similar expressions. Such forward-looking statements may concern (among other things) the impact of changes in the cost of gas, projected capital expenditures, sources of cash to fund expenditures, regulatory recovery mechanisms, regulatory matters, expansion of the Delta's gas distribution system, acquisitions of gas customers and systems, activity in gas production and transportation and acquisition and management of gas supply.

Such statements are accordingly subject to important risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements. These uncertainties include, but are not limited to the ongoing restructuring of the gas industry and the outcome of the regulatory proceedings related to that restructuring, changing regulatory environment generally, uncertainty as to the regulatory allowance of recovery of changes in the cost of gas, uncertain demands for capital expenditures, the availability of cash from various sources and uncertainty as to regulatory approval of the full recovery of costs and regulatory assets.


The "Year 2000" Issue

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation.  The
Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it
could result in a material financial risk to the Company.   The Company
intends to use its best efforts to resolve any significant year 2000 issues in a timely manner.


New Accounting Pronouncements

In 1997, Delta adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

For companies with June 30 fiscal yearends, SFAS No. 123, "Accounting for Stock-Based Compensation", was required to be adopted as of June 30, 1997. This standard is currently inapplicable to Delta because the Company has no stock-based compensation arrangements.

Delta adopted SFAS No. 128, "Earnings per Share", during the second quarter of fiscal 1998. The adoption of this standard had no effect upon current or prior period earnings per common share.

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for periods beginning after December 15, 1997. These statements do not affect the accounting recognition or measurement of transactions, but rather require expanded disclosures regarding financial results. The Company will adopt these standards in 1999 as required by the FASB.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

As discussed in "Gas Operations and Supply" under Item 1, the Company is a party to long-term fixed-price gas purchase and transportation contracts. Therefore, the prices the Company pays under these contracts differs from the current market prices. However, the Company has minimal price risk resulting from these contracts as these costs are passed through to customers either through Delta's gas cost recovery mechanism or specific contracts with customers. The Company currently is not a party to hedge instruments or other agreements that represent financial derivatives.



Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE	              	PAGE

Management's Statement of Responsibility for  Financial Reporting and
Accounting	                                                              24

Report of Independent Public Accountants			                              25

Consolidated Statements of Income for the years ended June 30, 1998,
1997 and 1996	                                                           26

Consolidated Statements of Cash Flows for the years ended June 30, 1998,
	1997 and 1996				                                                     	 27

Consolidated Balance Sheets as of June 30, 1998 and 1997		               29

Consolidated Statements of Changes in Shareholders'  Equity for the years
	ended June 30, 1998, 1997  and 1996			                                  31

Consolidated Statements of Capitalization as of  June 30, 1998 and 1997	 32

Notes to Consolidated Financial Statements			                            33

Schedule II - Valuation and Qualifying Accounts for the years ended
June 30, 	1998,  1997 and 1996				                                       41


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

PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	-  Financial Statements, Schedules and Exhibits

		(1)  -  Financial Statements
      				See Index at Item 8

		(2)  -  Financial Statement Schedules
      				See Index at Item 8

		(3)  -  Exhibits

			Exhibit No.

			3(a)   -	Delta's Amended and Restated Articles of Incorporation
				are incorporated herein by reference to Exhibit 3(a) to
				Delta's Form 10-Q for the period ended March 31, 1990.

			3(b)   -	Delta's By-Laws as amended August 21, 1996 are incorporated
				herein by reference to Exhibit 3(b) to Delta's Form 10-K for
				the period ended June 30, 1996.

			4(a)   -	The Indenture dated September 1, 1993 in respect of
				6 5/8% Debentures due October 1, 2023, is incorporated
				herein by reference to Exhibit 4(e) to Delta's Form S-2
				dated September 2, 1993.

			4(b)   - 	The Indenture dated July 1, 1996 in respect of 8.3%
				Debentures due August 1, 2026, is incorporated
				herein by reference to Exhibit 4(c) to Delta's Form S-2 dated
				June 21, 1996.

			4(c)  -	The Indenture dated March 1, 1998 in respect of 7.15%
				Debentures due April 1, 2018, is incorporated herein by reference
				to Exhibit 4(d) to Delta's Form S-2 dated March 11, 1998.

			10(a) -	Certain of Delta's material natural gas supply contracts are
				incorporated herein by reference to Exhibit 10 to Delta's
				Form 10 for the year ended June 30, 1978 and by reference
				to Exhibits C and D to Delta's Form 10-K for the year ended
				June 30, 1980.

			10(b) -	Gas Purchase Contract between Delta and Wiser is incorporated
				herein by reference to Exhibit 2(C) to Delta's Form 8-K dated
				February 9, 1981.

			10(c) -	Assignment to Delta by Wiser of its Columbia Service Agreement,
				including a copy of said Service Agreement, is incorporated herein
				by reference to Exhibit 2(D) to Delta's Form 8-K dated
				February 9, 1981.

			10(d) -	Contract between Tennessee and Delta (amends earlier contract
				for Nicholasville and Wilmore Service Areas) is incorporated
				herein by reference to Exhibit 10(d) to Delta's Form 10-Q for
				the period ended September 30, 1990.

			10(e) -	Contract between Tennessee and Delta (amends earlier contract
				for Jeffersonville Service Area) is incorporated herein by
				reference to Exhibit 10(e) to Delta's Form 10-Q for the
				period ended September 30, 1990.

			10(f) -	Contract between Tennessee and Delta (amends earlier contract
				for Salt Lick Service Area) is incorporated herein by reference
				to Exhibit 10(f) to Delta's Form 10-Q for the period
				ended September 30, 1990.

			10(g) -	Contract between Tennessee and Delta (amends earlier contract
				for Berea Service Area) is  incorporated herein by reference to
				Exhibit 10(g) to Delta's Form 10-Q for the period ended
				September 30, 1990.

			10(h) - 	Service Agreements between Columbia and Delta (amends
				earlier service agreements for Cumberland, Stanton and
				Owingsville service areas) are incorporated herein by
				reference to Exhibit 10(h) to Delta's Form 10-Q for the
				period ended September 30, 1990.

			10(i)  -	Amendment to Gas Purchase Contract between Delta and Wiser is
				incorporated herein by reference to Exhibit 10(c) to Delta's Form
				10-Q for the period ended December 31, 1988.

			10(j)  -	Second amendment to Gas Purchase Contract between Delta and
				Wiser is incorporated herein by reference to Exhibit 10(j) to
				Delta's Form 10-K for the period ended June 30, 1994.

			10(k)  -	Employment agreement between Delta and Alan L. Heath, an
				officer, is incorporated herein by reference to Exhibit 10(k) to
				Delta's Form 10-Q for the period ended December 31, 1985.

			10(l)  -	Employment agreements between Delta and two officers, those
				being John F. Hall and Robert C. Hazelrigg, are incorporated
				herein  by reference to Exhibit 10(m) to Delta's Form 10-Q for the
				period ended December 31, 1988.

			10(m) -	Employment agreement between Delta and Glenn R. Jennings,
				an officer, is incorporated herein by reference to Exhibit 10(m)
				to Delta's Form 10-K for the period ended June 30, 1995.

			10(n) -	Employment agreement between Delta and Johnny L. Caudill,
				an officer, is incorporated herein by reference to Exhibit 10(n)
				to Delta's Form 10K for the period ended June 30, 1995.

			   12  -	Computation of the Consolidated Ratio of Earnings to Fixed
				Charges.

			   21  -  	Subsidiaries of the Registrant.

			   23  -	Consent of Independent Public Accountants.

 (b)	Reports on 8-K.

	No reports on Form 8-K were filed during the three months ended June 30, 1998.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 1998.


				DELTA NATURAL GAS COMPANY, INC.

				By    /s/Glenn R. Jennings
				    Glenn R. Jennings, President
				    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)	Principal Executive Officer:


/s/ Glenn R. Jennings         President, Chief Executive   September 11, 1998
  (Glenn R. Jennings)       	 Officer and Director

(ii)	Principal Financial Officer and Principal Accounting Officer:


/s/ John F. Hall             	Vice President - Finance,    September 11, 1998
  (John F. Hall)	            	Secretary and Treasurer

(iii)	A Majority of the Board of Directors:


/s/ H. D. Peet               	Chairman of the Board       September  11, 1998
  (H. D. Peet)


/s/ Donald R. Crowe          	Director 	                  September  11, 1998
  (Donald R. Crowe)


/s/ Jane Hylton Green        	Directo	                    September  11, 1998
  (Jane Hylton Green)




/s/ Billy Joe Hall           	Director                    	September 11, 1998
  (Billy Joe Hall)


/s/ John D. Harrison         	Director                     September 11, 1998
   (John D. Harrison)


/s/ Virgil E. Scott          	Director                     September 11, 1998
  (Virgil E. Scott)


/s/ Henry C. Thompson        	Director	                    September 11, 1998
  (Henry C. Thompson)


/s/ Arthur E. Walker, Jr.    	Director                     September 11, 1998
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


/s/Glenn R. Jennings                  /s/John F. Hall

Glenn R. Jennings					                John F. Hall
President & Chief Executive Officer			Vice President - Finance,
                              								Secretary & Treasurer



Report of Independent Public Accountants

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of DELTA NATURAL GAS COMPANY, INC. (a Kentucky corporation) and subsidiary companies as of June 30, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1998.
These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiary companies as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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



Arthur Andersen LLP

Louisville, Kentucky

August 17, 1998



Delta Natural Gas Company, Inc. and Subsidiary Companies
Consolidated Statements of Income

For the Years Ended June 30,           1998         1997        1996

Operating Revenues ............  $ 44,258,000  $ 42,169,185  $36,576,055

Operating Expenses
   Purchased gas ..............  $ 22,499,488  $ 23,265,222  $17,389,755
   Operation and maintenance
     (Note 1) .................     8,968,213     8,631,635    8,642,511

   Depreciation and depletion
     (Note 1) .................     3,445,382     2,935,257    2,510,952

   Taxes other than income
     taxes ....................     1,212,058     1,056,689    1,036,282


   Income taxes (Note 2) ......     1,401,000       964,800    1,559,500

      Total operating expenses.  $ 37,526,141  $ 36,853,603  $31,139,000


Operating Income ..............  $  6,731,859  $  5,315,582  $ 5,437,055

Other Income and Deductions, Net       67,911        40,874       32,503

Income Before Interest Charges.  $  6,799,770  $  5,356,456  $ 5,469,558


Interest Charges

   Interest on long-term debt..  $  3,326,681  $  2,997,393  $ 1,851,768

   Other interest .............       897,265       519,432      867,641

   Amortization of debt expense       124,552       115,366       88,800

      Total interest charges ..  $  4,348,498   $  3,632,191 $ 2,808,209

Net Income                       $  2,451,272   $  1,724,265 $ 2,661,349

Weighted Average Number of
  Common Shares Outstanding ...     2,359,598     2,294,134    1,886,629

Basic and Diluted Earnings Per
Common Share. . . . . . . . . .  $       1.04  $        .75  $      1.41

Dividends Declared Per Common
  Share .......................  $       1.14  $       1.14  $      1.12

The accompanying notes to consolidated financial statements are an integral part Of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,           1998          1997          1996

Cash Flows From Operating Activities
   Net income .................. $  2,451,272  $  1,724,265   $  2,661,349

   Adjustments to reconcile net
   income to net cash from
   operating activities:
      Depreciation, depletion and
        amortization ............   3,755,929     3,049,229     2,663,475
      Deferred income taxes and
        investment tax credits ..     (29,400)      485,400     1,762,500
      Other - net ..................  698,584       666,798       484,474

   (Increase) decrease in assets:
      Accounts receivable .........  (124,168)     (318,178)     (860,255)
      Gas in storage ..............  (840,829)     (782,007)       63,546
      Advance (deferred) recovery
        of gas cost ...............  3,328,625      495,751    (3,788,143)
      Materials and supplies .......   252,746     (120,969)     (124,697)
      Prepayments ..................    70,648     (346,532)       53,702
      Other assets .................   (55,440)    (541,669)      (31,723)

   Increase (decrease) in
   liabilities:
      Accounts payable .............   (336,089)   (439,721)     871,207
      Refunds due customers ........   (460,751)    554,520     (456,283)
      Accrued taxes ...............     (46,549)  1,038,761     (270,394)
      Other current liabilities ....    257,055     744,054       56,951
      Advances for construction and
        other ......................        404        (476)       9,100

         Net cash provided by
           operating activities ... $  8,922,037 $ 6,209,226   $  3,094,809

Cash Flows From Investing Activities
   Capital expenditures ..........  $(11,193,613)$(16,648,994) $(13,373,416)

        Net cash used in investing
           activities ............ $(11,193,613) $(16,648,994) $(13,373,416)

The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies


Consolidated Statements of Cash Flows (continued)


For the Years Ended June 30,             1998            1997          1996

Cash Flows From Financing
   Activities  (Note 6)

   Dividends on common stock .......$ (2,690,233)  $ (2,651,073) $ (2,113,414)
   Issuance of common stock, net....     574,686      6,773,054       568,875
   Issuance of debentures, net......  23,837,795     14,334,833           -
   Repayment of long-term debt ..... (10,822,559)      (478,256)     (561,000)
   Issuance of notes payable........  26,200,000     30,975,000    25,955,000
   Repayment of notes payable....... (35,190,000)   (38,185,000)  (13,555,000)

         Net cash provided by
           financing activities     $  1,909,689   $ 10,768,558   $ 10,294,461

Net Increase (Decrease) in Cash and
Cash Equivalents ...................$   (361,887)  $    328,790   $     15,854


Cash and Cash Equivalents,
Beginning of Year ..................     480,423       151,633        135,779

Cash and Cash Equivalents,
End of Year ........................$    118,536  $    480,423   $    151,633


Supplemental Disclosures of Cash
Flow Information

Cash paid during the year for:

   Interest                         $  4,291,005  $  3,019,881   $  2,491,091
   Income taxes (net of refunds)    $  1,642,964  $   (432,163)  $    193,560

The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                1998             1997

Assets
  Gas Utility Plant, at cost ...............$127,028,159   $116,829,158
     Less - Accumulated provision for
       depreciation ........................ (34,929,481)   (31,734,976)

         Net gas plant                      $ 92,098,678   $ 85,094,182

   Current Assets
      Cash and cash equivalents ............$    118,536   $    480,423
      Accounts receivable, less accumulated
        provisions for doubtful accounts of
        $120,002 and $113,945 in 1998 and
        1997, respectively ..................   2,538,800     2,414,632
      Gas in storage, at average cost .......   2,050,000     1,209,171
      Deferred gas costs (Note 1) ...........        -        2,180,606
      Materials and supplies, at first-in,
        first-out cost ......................     520,362       773,108
      Prepayments ...........................     241,731       312,379

         Total current assets                $  5,469,429  $  7,370,319

 Other Assets
    Cash surrender value of officers' life
      insurance (face amount of $1,036,009). $    339,215  $    321,339
      Note receivable from officer ...........    110,000       134,000
      Unamortized debt expense and other
        (Note 6) ............................   4,849,291     3,761,325

         Total other assets                  $  5,298,506  $  4,216,664

            Total assets                     $102,866,613  $ 96,681,165


The accompanying notes to consolidated financial statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies


Consolidated Balance Sheets (continued)



As of June 30,                                   1998             1997



Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements of Capitalization)

      Common shareholders' equity ..........  $ 29,810,294   $29,474,569
      Long-term debt (Notes 6 and 7)........    52,612,494    38,107,860

         Total capitalization ..............  $ 82,422,788   $67,582,429

   Current Liabilities
      Notes payable (Note 5) ...............  $  1,875,000   $10,865,000
      Current portion of long-term
        debt (Notes 6 and 7)................     1,790,000     1,987,600
      Accounts payable .....................     2,050,628     2,386,717
      Accrued taxes ........................     1,085,766     1,132,315
      Refunds due customers ................       117,123       577,874
      Advance recovery of gas costs (Note 1)     1,148,019          -
      Customers' deposits ..................       438,134       368,561
      Accrued interest on debt .............     1,215,265     1,033,220
      Accrued vacation .....................       528,952       516,032
      Other accrued liabilities ............       485,018       492,501

         Total current liabilities            $ 10,733,905   $19,359,820

   Deferred Credits and Other
      Deferred income taxes ................  $  8,023,475   $ 7,921,100
      Investment tax credits ...............       637,300       708,400
      Regulatory liability (Note 2) ........       831,425       892,100
      Advances for construction and other ..       217,720       217,316

         Total deferred credits and other     $  9,709,920   $ 9,738,916

   Commitments and Contingencies (Note 8) .       ________    __________

            Total liabilities and
            shareholders' equity ............ $102,866,613   $96,681,165

The accompanying notes to consolidated financial statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in
Shareholders' Equity


For the Years Ended June 30,             1998           1997           1996

Common Shares

   Balance, beginning of year ........$  2,342,223 $  1,903,580  $ 1,868,734
     $1.00 par value of 32,870,
       438,643 and 34,846
       shares issued in 1998,
       1997 and 1996, respectively:

       Public issuance of common shares ..       -      400,000         -
       Dividend reinvestment and stock
         purchase plan ...................   27,124      31,187       28,024
       Employee stock purchase plan and
         other ...........................     5,746      7,456        6,822


   Balance, end of year ................ $  2,375,093 $  2,342,223  $ 1,903,580

Premium on Common Shares

   Balance, beginning of year .......... $ 27,203,311 $ 20,572,132  $20,022,643
     Premium on issuance of common shares:
       Public issuance of common shares ..         -    6,000,000         -
       Dividend reinvestment and stock
         purchase plan ...................    446,432     519,478      440,621
       Employee stock purchase plan and
         other .........................       95,384     111,701      108,868

   Balance, end of year ................$  27,745,127  $27,203,311  $20,572,132

Capital Stock Expense

   Balance, beginning of year ..........$ (1,917,020) $ (1,620,252) $(1,604,792)
      Issuance of common shares              -            (296,768)     (15,460)
   Balance, end of year ................$ (1,917,020) $ (1,917,020) $(1,620,252)


Retained Earnings
   Balance, beginning of year ..........$   1,846,055 $  2,772,863  $ 2,224,928
     Net income .......................     2,451,272    1,724,265    2,661,349
     Cash dividends declared on common
       shares (See Consolidated
       Statements of Income for rates) ..  (2,690,233)  (2,651,073)  (2,113,414)


   Balance, end of year ................$   1,607,094  $  1,846,055  $ 2,772,863


The accompanying notes to consolidated financial statements are an integral part of these statements.





Delta Natural Gas Company, Inc. and Subsidiary Companies


Consolidated Statements of Capitalization


As of June 30,                                1998              1997

Common Shareholders' Equity
   Common shares, par value
   $1.00 per share
     (Notes 3 and 4)
     Authorized 6,000,000 shares
     Issued and outstanding 2,375,093 and
     2,342,223 shares in 1998 and
     1997, respectively  ................ $ 2,375,093     $ 2,342,223
   Premium on common shares .............  27,745,127      27,203,311
   Capital stock expense ................  (1,917,020)     (1,917,020)
   Retained earnings (Note 6) ...........   1,607,094       1,846,055

      Total common shareholders' equity ..$29,810,294     $29,474,569

Long-Term Debt (Notes 6 and 7)

   Debentures, 8.3%, due 2026 ............$15,000,000     $15,000,000
   Debentures, 6 5/8%, due 2023 .........  13,170,000      13,505,000
   Debentures, 9%, due 2011..............       -          10,000,000
   Debentures, 7.15%, due 2018 . . . . .   25,000,000           -
   Promissory note from acquisition of
    under-ground storage, non-
    interest bearing,
    due through 2001 (less unamortized
    discount of $207,506 and $297,099 in
    1998 and 1997, respectively)           1,192,494        1,502,901
   Other                                      40,000           87,559

      Total long-term debt ............. $54,402,494      $40,095,460

   Less amounts due within one year,
     Included in current liabilities ... (1,790,000)      (1,987,600)

      Net long-term debt ............... $52,612,494     $38,107,860

         Total capitalization .......... $82,422,788     $67,582,429


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

(c) Depreciation -- The Company determines its provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 3.1%, 3.0%, and 2.9% of average depreciable plant for 1998, 1997, and 1996, respectively.

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

(g) Revenues and Customer Receivables -- The Company has 38,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable.

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

(i) New Accounting Pronouncements -- Delta adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the first quarter of fiscal 1997. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

For companies with June 30 fiscal yearends, SFAS No. 123, "Accounting for Stock-Based Compensation", was required to be adopted as of June 30, 1997. This standard is currently inapplicable to Delta because the Company has no stock based compensation arrangements.

Delta adopted SFAS No. 128, "Earnings per Share", during the second quarter of fiscal 1998. The adoption of this standard had no effect upon current or prior period earnings per share.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for periods beginning after December 15, 1997. These statements do not affect the accounting recognition or measurement of transactions, but rather require expanded disclosures regarding financial results.
The Company will adopt these standards in 1999 as required by the FASB.




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

                                          1998              1997

Deferred Tax Liabilities
    Accelerated depreciation          $ 9,933,400      $ 9,018,800
    Deferred gas cost                       -              860,100
    Accrued pension                       568,900          433,000
    Debt expense                          487,400          384,900

       Total                          $10,989,700      $10,696,800

Deferred Tax Assets

    Alternative minimum tax credits   $ 1,274,100      $ 1,534,100
    Regulatory liabilities                486,245          339,400
    Deferred gas cost/unbilled revenue    670,100          327,500
    Investment tax credit                 251,400          279,400
    Other                                 284,380          295,300

        Total                         $ 2,966,225      $ 2,775,700

         Net accumulated deferred
           income tax liability       $ 8,023,475      $ 7,921,100



The components of the income tax provision are comprised of the following for the years ended June 30:


                                        1998        1997         1996

Components of Income Tax Expense:

    Payable currently:
       Federal                     $ 1,164,800  $  242,200  $    52,100
       State                           265,600     (31,300)    (255,100)
          Total                    $ 1,430,400  $  210,900 $   (203,000)

    Deferred                           (29,400)    753,900    1,762,500

          Income tax expense       $ 1,401,000  $  964,800 $  1,559,500


Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

                                      1998          1997         1996

Statutory federal income tax rate     34.0%         34.0%       34.0%
State income taxes net of federal
benefit                                5.0           5.0         5.2
Amortization of investment tax
credit                               (1.8)           (2.6)      (1.7)
Other differences  - net
                                      (.2)              -          -



     Effective income tax rate        37.0%          36.4%      37.5%


(3)  Employee Benefit Plans

(a) Defined Benefit Retirement Plan -- Delta has a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately. The funded status of the pension plan at March 31, the plan year end, and the amounts recognized in the Company's consolidated balance sheets at June 30 were as follows:



                                        1998         1997          1996
Plan assets at fair value            $8,637,638   $6,835,393    $6,058,458
Actuarial present value of benefit
   Obligation:

     Vested benefits                 $4,800,745   $4,505,619   $2,789,736
     Non-vested benefits                 19,934       11,025        9,346
     Accumulated benefit obligation  $4,820,679   $4,516,644   $2,799,082

Additional amounts related
    to projected salary increases     1,924,590    1,828,856    2,811,907
    Total projected benefit
        obligation                   $6,745,269   $6,345,500   $5,610,989
Plan assets in excess of
    projected benefit obligation     $1,892,369   $  489,893   $  447,469

Unrecognized net assets at date of
    Initial application being
    Amortized over 15 years            (169,577)    (211,972)    (254,365)
Unrecognized net (gain) loss           (869,909)     125,777      (13,481)
    Accrued pension asset            $  852,883   $  403,698   $  179,623


The assets of the plan consist primarily of common stocks, bonds and certificates of deposit. Net pension costs for the years ended
June 30 include the following:


                                         1998          1997       1996

Service cost for benefits earned
during the year                      $  445,288    $  405,386   $ 382,751
Interest cost on projected
benefit obligation                      443,955       392,539     356,897
Actual return on plan assets         (1,584,403)     (407,965)   (886,211)
Net amortization and deferral           966,615      (136,843)    444,044
    Net periodic pension cost        $  271,455    $  253,117   $ 297,481

The weighted average discount rates and the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligation at June 30, 1998, 1997 and 1996 were 7.0% (discount rates), and 4% (rates of increase). The expected long-term rates of return on plan assets were 8%.

SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", do not affect the Company, as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

(b) Employee Savings Plan -- The Company has an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute any whole percentage between 2% and 15% of their annual compensation.
The Company will match 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation.
For 1998, 1997 and 1996, Delta's Savings Plan expense was $156,000, $151,000 and $111,000, respectively.

(c) Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees are eligible to participate. Under the terms of the Stock Plan, such employees can contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. The Company issues Delta common stock, based upon the fiscal year contributions, using an average of the last sale price of Delta's stock as quoted in NASDAQ's National Market System at the close of business for the last five business days in June and matches those shares so purchased. Therefore, stock equivalent to $111,000 was issued in July, 1998. The continuation and terms of the Stock Plan are subject to approval by Delta's Board of Directors on an annual basis. Delta's Board has continued the Stock Plan through June 30, 1999.

(4)  Dividend Reinvestment and Stock Purchase Plan

The Company's Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Shares purchased under the Reinvestment Plan are authorized but unissued shares of common stock of the Company, and 27,124, 31,187 and 28,024 shares were issued in 1998, 1997 and 1996, respectively. Delta reserved 200,000 shares under the Reinvestment Plan in December, 1994, and as of June 30, 1998, there were 96,480 shares still available for issuance.

(5)  Notes Payable and Line of Credit

Substantially all of the cash balances of Delta are maintained to compensate the respective banks for banking services and to obtain lines of credit; however, no specific amounts have been designated as compensating balances, and Delta has the right of withdrawal of such funds. At June 30, 1998 and June 30, 1997, the available line of credit was $25,000,000 and $20,000,000, respectively, of which $1,875,000 and $10,865,000 had been borrowed at an interest rate of 6.885% and 6.785% for 1998 and 1997, respectively. The maximum amount borrowed during 1998 and 1997 was $20,160,000 and $10,865,000, respectively. The interest on this line is, at the option of Delta, either at the daily prime rate or is based upon certificate of deposit rates. The current line of credit must be renewed during November, 1998.

Short-term borrowings were repaid in March, 1998, with the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures. The net proceeds were also used to redeem the Company's 9% Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000, was completed in April, 1998.

(6)  Long-Term Debt

In March, 1998, Delta issued $25,000,000 of 7.15% Debentures that mature in
March, 2018.   Redemption of up to $25,000 annually will be made on behalf of deceased holders within 60 days of notice, subject to an annual aggregate $750,000 limitation. The 7.15% Debentures can be redeemed by the Company after April 1, 2003. Restrictions under the indenture agreement covering the 7.15% Debentures include, among other things, a restriction whereby dividend payments cannot be made unless consolidated shareholders'
equity of the Company exceeds $21,500,000.   No retained earnings are
restricted under the provisions of the indenture.

In July, 1996, Delta issued $15,000,000 of 8.3% Debentures that mature in
July, 2026.   Redemption on behalf of deceased holders within 60 days of notice of up to $25,000 per holder will be made annually, subject to an annual aggregate limitation of $500,000. The 8.3% Debentures can be redeemed by the Company beginning in August, 2001 at a 5% premium, such premium declining ratably until it ceases in August, 2006.

In October, 1993, Delta issued $15,000,000 of 6 5/8% Debentures that mature in October, 2023. Each holder may require redemption of up to $25,000 annually, subject to an annual aggregate limitation of $500,000. Such redemption will also be made on behalf of deceased holders within 60 days of notice, subject to the annual aggregate $500,000 limitation. The 6 5/8% Debentures can be redeemed by the Company beginning in October, 1998 at a 5% premium, such premium declining ratably until it ceases in October, 2003. The Company may not assume any additional mortgage indebtedness in excess of $2 million without effectively securing the 6 5/8% Debentures equally to such additional indebtedness.

Debt issuance expenses are deferred and amortized over the terms of the related debt. Call premium in 1998 of $300,000 and loss on extinguishment of debt of $332,000 was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

A non-interest bearing promissory note was issued by Delta in November, 1995 in the amount of $1,800,000, and remaining installments are due in the amounts of $700,000 in 2000 and $700,000 in 2002. The note was issued when Delta purchased leases and depleted gas wells to develop them for the underground storage of natural gas. The promissory note installments are
secured by escrow of 80,000 shares of Delta's common stock.   These shares
will be issued to the holder of the promissory note only in the event of default in payment by Delta.

Other long-term debt requires principal payments of $40,000 in 1999 at which time other long-term debt will be fully repaid.

(7)  Fair Values of Financial Instruments

The fair value of the Company's debentures is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debentures at June 30, 1998 and 1997 was estimated to be $54,387,000 and $37,723,000, respectively. The carrying amount in the accompanying consolidated financial statements as of June 30, 1998 and 1997 is $53,170,000 and $38,505,000, respectively.

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


                                                              Basic and
                                                               Diluted
                                                            Earnings(Loss)
Quarter       Operating     Operating       Net Income         per Common
Ended         Revenues     Income(Loss)      (Loss)             Share(a)


Fiscal 1998

September 30  $ 5,215,272   $  181,905     $ (813,982)        $ (.35)
December 31    11,787,820    1,726,169        591,812            .25
March 31       18,305,458    3,442,234      2,366,329           1.00
June 30         8,949,450    1,381,551        307,113            .14


Fiscal 1997

September 30  $ 4,074,332   $   36,149     $ (734,296)       $ (.33)
December 31    10,023,399    1,090,513        198,153           .09
March 31       18,651,406    3,034,844      2,050,318           .88
June 30         9,420,048    1,154,076        210,090           .09

 (a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.


SCHEDULE II


                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


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

Deducted From the
Asset to which it
Applies - Allowance
for doubtful accounts
for the years ended:

June 30, 1998		   $  113,945    $  369,870   $  46,013		 $ 409,827  $  120,001
June 30, 1997		   $  105,756	   $  220,000   $  27,402	  $ 239,213  $  113,945
June 30, 1996		   $   81,608    $  156,000   $  13,344   $ 145,196  $  105,756





           DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
            COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
            TO FIXED CHARGES




                        1998         1997      1996         1995        1994

Earnings:

  Net income. . . . .$2,451,272  $1,724,265  $2,661,349  $1,917,735  $2,671,001
  Provisions for
    income taxes  . . 1,401,000     964,800   1,559,500   1,042,400   1,509,600
  Fixed charges . . . 4,348,498   3,632,191   2,808,209   2,387,935   2,214,659

       Total         $8,200,770  $6,321,256  $7,029,058  $5,348,070  $6,395,260

Fixed Charges:

  Interest on debt. .$4,223,946  $3,516,825  $2,719,409  $2,299,135  $2,123,255
  Amortization of
    debt expense. .     124,552     115,366      88,800      88,800      91,404

       Total         $4,348,498  $3,632,191  $2,808,209   $2,387,935  $2,214,659


Ratio of Earnings to
Fixed Charges             1.89x       1.74x       2.50x        2.24x     2.89x




                                     											EXHIBIT 21


Subsidiaries of the Registrant



   	Delgasco, Inc., Deltran, Inc., Enpro, Inc., Delta Resources, Inc. and TranEx Corporation are wholly-owned subsidiaries of the Registrant, are incorporated in the state of Kentucky and do business under their corporate names.




                                           				EXHIBIT 23



CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



   As independent public accountants, we hereby consent to the incorporation of our report dated August 17, 1998, included in this Form 10-K, into the Company's previously filed Registration Statement No. 33-56689, relating to the Dividend Reinvestment and Stock Purchase Plan of the Company.


       				           Arthur Andersen LLP



                     	Louisville, Kentucky
                     	September 11, 1998