Form 10-Q
period 1998-09-30
DELTA NATURAL GAS CO INC
filed 1998-11-04
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                 	Washington, DC  20549

                        	FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

	Common Shares, Par Value $1.00 Per Share
	    2,387,989 Shares Outstanding as of September 30, 1998.




PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




Three Months Ended    Twelve Months Ended

                         September 30                September 30
                      1998           1997        1998            1997


OPERATING REVENUES	$	4,938,135		$	5,215,272		$	43,978,166		$	43,310,125

OPERATING EXPENSES
  Purchased gas	   $	1,521,079		$	2,108,688		$	21,911,879		$	23,907,765
  Operation and
     maintenance		   2,152,048			 2,229,271		  	8,888,290			  8,822,381
  Depreciation and
    depletion		        938,929			   846,154	  		3,538,158	 		 3,054,221
  Taxes other than
    income taxes		     311,161			   330,454	  		1,192,765			  1,141,020
  Income taxes	      	(416,775)		 	(481,200)		 	1,465,425		 	   923,400


    Total operating
      expenses	     $	4,506,442		$	5,033,367		$	36,996,517		$	37,848,787

OPERATING INCOME   	$	431,693		  $	  181,905		$ 	6,981,649		$ 	5,461,338

OTHER INCOME AND
   DEDUCTIONS, NET		    4,595		       	4,413		     	68,093			     31,284

INCOME BEFORE
  INTEREST CHARGES 	$	436,288	    	$	186,318	 	$	7,049,742		$ 	5,492,622

INTEREST CHARGES		  1,130,065		   	1,000,300		  	4,478,264	  		3,848,043

NET INCOME (LOSS)	 $	(693,777)		  $	(813,982)		$	2,571,478		$ 	1,644,579

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING 2,382,071	   	2,348,453		  	2,368,302	  		2,334,164

BASIC AND DILUTED
  EARNINGS (LOSS)
  PER COMMON SHARE	    $	(.29)		  $   	(.35)	    	$	1.09	      	$	.70

DIVIDENDS DECLARED
  PER COMMON SHARE    	$	.285	   	$   	.285   	 	$  	1.14	     	$	1.14



     	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
            	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	          September 30, 1998	   June 30, 1998	   September 30, 1997

GAS UTILITY PLANT	 $	129,173,462		     $	127,028,159	     	$	121,085,327
  Less-Accumulated
   provision for
   depreciation		   	(35,976,662)		     	(34,929,481)       	(32,684,990)
     Net gas plant $ 	93,196,800	      	$	92,098,678	     	$ 	88,400,337

CURRENT ASSETS
  Cash and cash
    equivalents		   $	 194,422		         $	118,536	       	$   	169,731
  Accounts
    receivable - net			1,416,525			      2,538,800	          	1,313,799
  Gas in storage			   	4,106,886		      	2,050,000		         	2,368,774
  Deferred gas costs    		-               			-             			2,631,094
  Materials and
    supplies			          547,122			        520,362	            	688,607
  Prepayments					       246,809			        241,731	            	250,615
   Total current assets$	6,511,764	   	$	5,469,429	       $  	7,422,620

OTHER ASSETS
  Cash surrender value
   of Officers' life
   insurance		          $	347,789	      	$	339,215       		$  	329,917
  Note receivable
    from officer		        104,000			       110,000	          		128,000
  Unamortized debt
    expense and other	 	4,719,301		     	4,849,291			        3,695,646
      Total other
       assets		       $	5,171,090		    $	5,298,506	       	$	4,153,563
        Total assets	$104,879,654 	   	$102,866,613 	      $99,976,520

LIABILITIES AND SHAREHOLDERS' EQUITY


CAPITALIZATION
  Common shareholders'
   equity		           $	28,660,763		   $	29,810,294	     	$	28,192,000
  Long-term debt				   	52,507,485			    52,612,494	       	38,117,638
    Total capitali-
        zation		      $	81,168,248		   $	82,422,788	     	$	66,309,638

CURRENT LIABILITIES
  Notes payable		     $	 7,050,000		   $	1,875,000		      $	15,485,000
  Current portion of
    long-term debt		     1,790,000		    	1,790,000			        1,987,600
  Accounts payable			   	1,854,078		    	2,050,628	         	3,096,744
  Accrued taxes				       	245,527		    	1,085,766	           	238,147
  Refunds due customers		 		89,604		      	117,123            	566,142
  Advance recovery of
     gas costs	             	1,894		    	1,148,019		              	-
  Customers' deposits			  	449,093		      	438,134	           	392,158
  Accrued interest
     on debt			          1,591,563			    1,215,265	         	1,241,222
  Accrued vacation				     528,952			      528,952	           	516,032
  Other accrued
     liabilities		         404,810			      485,018		          	405,796
      Total current
        liabilities	  $	14,005,521		  $	10,733,905	      	$	23,928,841

DEFERRED CREDITS AND OTHER
  Deferred income
     taxes			          $	8,023,475		  $ 	8,023,475	     	$ 	7,921,100
  Investment tax
     credits			            637,300			      637,300	          	708,400
  Regulatory liability		 		825,050		      	831,425           	892,100
  Advances for con-
    struction and other		  220,060			      217,720         			216,441
      Total deferred
       credits and other	$	9,705,885		$ 	9,709,920	       	$	9,738,041
	  Total liabilities and
      shareholders'
      equity		       $	  104,879,654		$ 102,866,613		    $	99,976,520




	      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
              	CONSOLIDATED STATEMENTS OF CASH FLOWS
                             	(UNAUDITED)

                         					  	Three Months Ended	  	Twelve Months Ended
                                   	September 30		         September 30
                                	1998	        	1997		   1998		        1997
CASH FLOWS FROM OPERATING

 ACTIVITIES:
  Net income (loss) 			       $	(693,777)		$	(813,982)		$	2,571,478		$	1,644,579
  Adjustments to reconcile net
			income (loss) to net cash from
			operating activities:

      Depreciation, depletion
		     and amortization			     1,036,810		   	902,512 			3,884,545			3,270,189
      Deferred income taxes and
			      investment tax credits			(6,375)		      	-   	  		(35,775)	 		485,400
      Other, net				            	210,903		   	160,285	   		749,201	  		692,449
  (Increase) decrease in other

  Assets		                    (2,047,348)	   (327,792)			1,244,226			(2,926,294)
  Increase (decrease) in other
			liabilities             					(754,919)	  		(51,854) 	(1,288,995)	 2,733,759
      Net cash provided by
      (used in) operating
      activities	           $	(2,254,706)		 $	(130,831)	$	7,124,680		$	5,900,082

CASH FLOWS FROM INVESTING

 ACTIVITIES:
  Capital expenditures	  $(2,262,654)  $(4,314,597) $(9,141,669) $(15,485,538)
   Net cash used in
   investing activities  $(2,262,654)  $(4,314,597) $(9,141,669) $(15,485,538)

CASH FLOWS FROM FINANCING
		 ACTIVITIES:
  Dividends on common
    stock		              $	(679,190)	 	$	(669,494) $	(2,699,928)		$	(2,660,781)
  Issuance of common
    stock, net		            223,436			    200,907	    		597,213		     	606,252
  Issuance of long-term
    debt, net	                	-   	        		-   			23,707,499	         		-
  Repayment of long-term
    debt	                 	(126,000)		   	(16,677) 	(11,128,104)	  		(580,356)
  Issuance of notes
    payable 		            7,205,000			  8,230,000	 		25,175,000		 	34,190,000
  Repayment of notes
    payable 		           (2,030,000)  	(3,610,000) 	(33,610,000) 	(22,060,000)
      Net cash provided
       by financing
       activities	      $	4,593,246		 $	4,134,736		$	2,041,680		 $	9,495,115

NET INCREASE (DECREASE)IN
	 CASH AND CASH
  EQUIVALENTS	             $	75,886		 $	(310,692)		$  	24,691		  $	(90,341)

CASH AND CASH EQUIVALENTS,
	 BEGINNING OF PERIOD 		   	118,536		   	480,423	   		169,731		   	260,072

CASH AND CASH EQUIVALENTS,
	 END OF PERIOD				       $	194,422		 $	169,731	   	$	194,422		  $	169,731

SUPPLEMENTAL DISCLOSURES OF
	 CASH FLOW INFORMATION:

  Cash paid during the
    period for:

   Interest				          	$	794,057	 	$	764,398 		$	4,264,865	 	$	3,143,138
   Income taxes
   (net of refunds)	      $	380,400	 	$	563,200	 	$	1,459,564	 	$	 262,037



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

(2)		The accompanying information reflects, in the opinion of
management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1998 for additional footnote disclosures, including a summary of significant accounting policies.

(3) Effective November 30, 1997, Delta received approval from the Kentucky Public Service Commission (PSC) for an annual revenue increase of $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997.
 Effective May 1, 1998, resulting from a rehearing of certain tax-related items in this rate case, Delta also received approval from the PSC for an additional annual revenue increase of $117,000.

(4)		On March 23, 1998, Delta completed the issuance and sale
of $25,000,000 of 7.15% Debentures that mature in March, 2018.
The net proceeds of approximately $24.1 million were used to repay short-term notes payable and to redeem the company's 9%
Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000, was completed on April 30, 1998. Loss on extinguishment of debt of $632,000, which included $332,000 of unamortized debt issuance expense and call premium of $300,000 on the redeemed 9% Debentures, was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

(5)		In June 1997, Statement of Financial Accounting Standards
No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was adopted in the financial statements for the quarter ended September 30, 1998. The adoption of this statement had no impact on the financial statements of the Company.

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

	Capital expenditures for Delta for fiscal 1999 are expected to be $6.8 million, of which $2.5 million was expended during the three months ended September 30, 1998. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $7.1 million was borrowed at September 30, 1998. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 1998 at which time Delta plans to extend the line of credit through November, 1999. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10 million.



	The primary cash flows during the three and twelve month periods ending September 30, 1998 and 1997 are summarized below:



Three Months Ended September 30


                                     1998              1997

Provided by (used in)
   Operating activities        $ (2,254,706)        $  (130,831)

Used in investing activities     (2,262,654)         (4,314,597)

Provided by financing
   activities                     4,593,246           4,134,736

Net increase (decrease) in
cash and cash equivalents       $    75,886        $  (310,692)



Twelve Months Ended September 30
                                    1998                1997

Provided by operating
   activities                    $ 7,124,680        $ 5,900,082

Used in investing activities      (9,141,669)       (15,485,538)

Provided by financing
activities                         2,041,680          9,495,115

Net increase (decrease) in
cash and cash equivalents        $    24,691        $  (90,341)


RESULTS OF OPERATIONS

Operating Revenues

	The decrease in operating revenues for the three months ended September 30, 1998 of $280,000 was due primarily to a decrease in retail sales volumes of 38,000 Mcf (13.7%) and a decrease in sales volumes to Resources customers of 55,000 Mcf (9.6%). These decreases were partially offset by the general rate increase effective November 30, 1997.

	The increase in operating revenues for the twelve months ended September 30, 1998 of $665,000, was due primarily to the general rate increase effective November 30, 1997 and to increases in on-system and off-system transportation volumes of 510,000 Mcf and 216,000 Mcf, respectively. These increases were partially offset by a decrease in retail sales volumes of 245,000 Mcf as a result of the warmer winter weather in 1998. Billed heating degree days were only 93% of thirty year average ("normal") degree days for 1998 as compared with 103.6% in 1997.

Operating Expenses

	The decreases in purchased gas expense of $588,000 and $1,996,000 for the three and twelve months ended September 30, 1998, respectively, were due primarily to the decreased gas purchases for retail sales resulting from the warmer winter weather in 1998 and decreases in the cost of gas purchased for retail sales.

	The increases in depreciation and depletion expense for the three and twelve months ended September 30, 1998 of $93,000 and $484,000, respectively, were primarily due to additional depreciable plant.

	The changes in income taxes for the three and twelve months ending September 30, 1998 of $64,000 and $542,000, respectively, were primarily due to the changes in net income.


Interest Charges

	The increases in interest charges for the three and twelve months ended September 30, 1998 of $130,000 and $630,000, respectively, were due primarily to increased borrowings for the periods.


THE "YEAR 2000" ISSUE

	The Company is working to determine the potential impact of the Year 2000 on the ability of Delta's computerized information systems to accurately process information that may be date-sensitive. Any of Delta's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in errors or system failures. The Company uses a number of computer programs across its entire operation.

	In recent years, Delta has replaced virtually all of its financial computer systems (both hardware and software) with systems from third party vendors who certify their products as being Year
2000 compliant.

	The Company has established a Year 2000 committee, comprised of members of management, to coordinate an extensive inventory of all operational systems, including information technology (IT) hardware and software, as well as non-IT embedded systems such as process controls for gas delivery and metering systems. The purpose of this effort is to determine which items might be adversely affected by date-sensitive materials. In addition, the Company has been diligently working to insure that each of these items are either repaired or replaced so as not to cause business interruption or data integrity problems on January 1, 2000. Moreover, Delta is currently in the process of testing its equipment to determine what work remains to be done in this regard. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

	Like most businesses, the Company relies upon various suppliers and vendors in order to provide services and supplies to its customers. Delta understands that even though it is taking necessary steps to prepare it could, nevertheless, be adversely affected by the failures and/or delays caused by any non-compliant equipment used by its suppliers or vendors. Therefore, Delta is currently gathering information regarding the steps its "mission-critical" suppliers and vendors are taking to become Year 2000 compliant. For instance, Delta intends to send each of these parties a letter inquiring about the nature and extent of their efforts.

	Although the Company intends to complete all Year 2000 remediation and testing activities by the end of the third quarter of 1999, and although the Company has initiated Year 2000 communications with significant customers, key vendors, service suppliers and other parties material to the Company's operations and is diligently monitoring the progress of such third parties in Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty.

	The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are the gas delivery, metering and billing systems. Potential problems related to these systems include service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing.

	The Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed by mid-year 1999.



                	PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1998.


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


                    					   DELTA NATURAL GAS COMPANY, INC.
                             					   (Registrant)


                          	___________________________________
DATE:  November 3, 1998	   Glenn R. Jennings
                   					   President and Chief Executive Officer
                   					   (Duly Authorized Officer)



                          	_____________________________________
                   					   John F. Hall
                   					   Vice President - Finance, Secretary
                   					   and Treasurer
                    				   (Principal Financial Officer)