Form 10-Q
period 1998-12-31
DELTA NATURAL GAS CO INC
filed 1999-02-11
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                        	Washington, DC  20549

	                              FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998


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

	Common Shares, Par Value $1.00 Per Share
	2,394,633 Shares Outstanding as of December 31, 1998.


	PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                        Three Months Ended     Six Months Ended       Twelve Months Ended
                            December 31           December 31           December 31
                           1998       1997   1998        1997    1998         1997
OPERATING REVENUES
                        $8,630,074 	$11,787,820  $13,568,209  $ 17,003,092 $	40,823,124 		$	45,074,546

OPERATING EXPENSES
  Purchased gas	       $	3,560,085	 $	6,377,384		$5,081,164   $  8,486,072		$	19,094,583	$	24,562,876
  Operation and
     maintenance		       2,232,268			2,221,490			 4,384,316			 4,450,761			8,901,768			8,896,894
  Depreciation and
     depletion		           961,346		  	848,404			 1,900,275			 1,694,558			3,651,099			3,201,585
  Taxes other than
     income taxes		         323,076		 	272,398		    634,237			   602,852			1,243,443			1,161,923
  Income taxes		            138,025	 		341,975			  (278,750)			  (139,225)			1,261,475			1,154,275


    Total operating
        expenses	        $	7,214,800		$	10,061,651		$	11,721,242		$	15,095,018		$	34,152,368		$	38,977,553


OPERATING INCOME	        $	1,415,274		$	1,726,169		$	 1,846,967		$	 1,908,074		$	6,670,756		$	6,096,993


OTHER INCOME AND
DEDUCTIONS, NET		             10,487	     		6,518			    15,082			    10,931		  	72,059			28,794


INCOME BEFORE
INTEREST CHARGES	        $	1,425,761		$	1,732,687		$	 1,862,049		$	 1,919,005		$	6,742,815		$	6,125,787


INTEREST CHARGES		         1,172,986			1,140,875			 2,303,051			 2,141,175			4,510,374			4,087,549


NET INCOME (LOSS)	        $	252,775		$	591,812		$	  (441,002)		$	  (222,170)		$	2,232,441		$	2,038,238


AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING	     	2,390,737			2,357,107			 2,386,177			 2,352,637			2,376,645			2,342,910


BASIC AND DILUTED
EARNINGS (LOSS) PER
COMMON SHARE	             $       .11 		$	    .25		 $  (.18)		$	   (.09)		$     .94   $	.87


DIVIDENDS DECLARED PER
COMMON SHARE	             $    .285	   	$	   .285		  $	.57	  	$	.57		    $	1.14	 	$	1.14


        	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	               December 31, 1998	  June 30, 1998	   December 31, 1997

UTILITY PLANT	          $	131,386,516	    	$	127,028,159	    	$	123,913,386
  Less-Accumulated provision
    for depreciation		   	(36,790,643)		    	(34,929,481)    			(33,251,728)
      Net utility plant $ 	94,595,873	    	$	92,098,678	      	$	90,661,658

CURRENT ASSETS
  Cash and cash
      equivalents		         $ 	422,379		      $	118,536	        	$	444,404
  Accounts receivable - net		1,903,643	     	2,538,800	       		3,615,358
  Gas in storage				         3,364,903			    2,050,000		       	1,855,202
  Deferred gas cost					     1,354,892		         	-   	       		3,796,666
  Materials and supplies		    	451,812			      520,362	         		710,358
  Prepayments			             		106,884			      241,731	         		120,607
      Total current assets		$	7,604,513	  	$	5,469,429	     	$	10,542,595

OTHER ASSETS
  Cash surrender value of
    Officers' life insurance		$	347,789	  	$	339,215	         	$	329,913
  Note receivable from officer		134,000		   	110,000	          		122,000
  Unamortized debt expense
      and other		              4,589,311			4,849,291			        3,603,172
      Total other assets	   	$	5,071,100		$	5,298,506	      	$	4,055,085

        Total assets			    $	107,271,486		$	102,866,613   	$	105,259,338

LIABILITIES AND SHAREHOLDERS' EQUITY


CAPITALIZATION
  Common shareholders' equity	 $	28,351,812		$	29,810,294		$	28,255,698
  Long-term debt				            	51,757,845	 		52,612,494	 		37,976,596
     Total capitalization 		   $	80,109,657		$	82,422,788		$	66,232,294

CURRENT LIABILITIES
  Notes payable		              $	9,030,000		 $	1,875,000		$	19,395,000
  Current portion of long-
      term debt		                2,450,000		  	1,790,000	  		1,553,777
  Accounts payable			           	2,870,630		  	2,050,628	  		4,391,125
  Accrued taxes               					(43,869)			 1,085,766	    		592,850
  Refunds due customers			         	72,839		    	117,123	    		461,147
  Advance recovery of gas costs	      	-   	 		1,148,019		        	-
  Customers' deposits		          		594,863    			438,134	    		498,566
  Accrued interest on debt		    	1,220,198		  	1,215,265	  		1,081,096
  Accrued vacation			             	528,952		    	528,952	    		516,032
  Other accrued liabilities			    	382,906			    485,018    			385,701
   Total current liabilities 	$	17,106,519		$	10,733,905 	$	28,875,294

DEFERRED CREDITS AND OTHER
  Deferred income taxes		    	$	8,436,725		 $	8,023,475	  	$	8,393,000
  Investment tax credits		       	602,550			    637,300	     		673,500
  Regulatory liability			        	795,975	    		831,425	     		867,675
  Advances for construction
     and other		                  220,060		    	217,720     			217,575
      Total deferred credits
        and other	           $	10,055,310		 $	9,709,920 		$	10,151,750

	  Total liabilities and
     shareholders' equity		$  107,271,486 		$102,866,613		$	105,259,338


       	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                	CONSOLIDATED STATEMENTS OF CASH FLOWS
                         	(UNAUDITED)

                             						Six Months Ended		     Twelve Months Ended
                                     	December 31		           December 31
                                	1998	         	1997 		  1998	          	1997
CASH FLOWS FROM OPERATING
		 ACTIVITIES:
  Net income (loss)			      $	(441,002)	 $	(222,170)		$	2,232,441		$	2,038,238
  Adjustments to reconcile net
			    income (loss) to net cash
			    from operating activities:

    Depreciation, depletion
        and amortization			  	2,238,006			1,823,208		 	4,307,282	 		3,436,840
      Deferred income taxes and
			    investment tax credits			343,050		  	412,575		  	 (98,925)	  		473,275
      Other, net					           387,858  			380,844	   		705,594	   		688,134
  (Increase)decrease in other
         assets		            (3,011,834) (3,109,967)	  2,594,114	  (1,651,758)
  Increase(decrease) in other
         liabilities			        (292,027)  1,419,556		 (2,297,513)     917,894
   Net cash provided by (used
    in) operating activities  $(775,949) $  704,046		 $ 7,442,993		$ 5,902,623

CASH FLOWS FROM INVESTING
	 ACTIVITIES:
  Capital expenditures	   $(4,820,728) $(7,659,582) 	$(8,355,710)	$(14,236,815)
   Net cash used in
	   investing activities		$(4,820,728) 	(7,659,582) 	$(8,355,710) $(14,236,815)

CASH FLOWS FROM FINANCING
		 ACTIVITIES:
 Dividends on common stock  $(1,360,481)	$(1,341,332) $(2,709,382) 	$(2,671,093)
 Issuance of common stock,
     net		                      343,001		   	344,631	   		573,055			   639,809
  Issuance of long-term
     debt, net		                    -         			-     	23,797,796	       		-
  Repayment of long-term debt		(237,000)		 	(613,782) 	(10,405,777)			(813,321)
  Issuance of notes payable		12,140,000			16,605,000		 	21,735,000 	35,280,000
  Repayment of notes payable (4,985,000)	 (8,075,000) 	(32,100,000)	(23,675,000)
    Net cash provided by
	      financing activities $	5,900,520		$	6,919,517	   	$	890,692		$	8,760,395

NET INCREASE (DECREASE) IN
	 CASH AND CASH EQUIVALENTS $  	303,843		$  	(36,019)		$ 	(22,025)	 	$ 	426,203

CASH AND CASH EQUIVALENTS,
		 BEGINNING OF PERIOD		      		118,536		    	480,423	  		444,404	     		18,201

CASH AND CASH EQUIVALENTS,
		 END OF PERIOD			          	$	422,379	    	$	444,404		$	422,379		   $	444,404

SUPPLEMENTAL DISCLOSURES OF
	 CASH FLOW INFORMATION:

  Cash paid during the period for:
	   Interest					            $	2,378,698		 $	2,149,099		$	4,520,604		$	4,008,286
   Income taxes (net of
     refunds)	               $  	380,400	 	$  	563,200		$	1,456,400		$	366,032




      	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

       	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)		Delta Natural Gas Company, Inc. ("Delta" or "the Company")
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

(3)		In June 1997, Statement of Financial Accounting Standards No.
130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Delta adopted SFAS 130 during the quarter ended September 30, 1998. The adoption of this statement had no impact on the financial statements of the Company.

(4)		Effective November 30, 1997, Delta received approval from
the Kentucky Public Service Commission ("PSC") for an annual revenue increase of $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997.
Effective May 1, 1998, resulting from a re-hearing of certain tax-related items in this rate case, Delta also received approval from the PSC for an additional revenue increase of $117,000.

(5)		On March 23, 1998, Delta completed the issuance and sale of
$25,000,000 of 7.15% Debentures that mature in March, 2018. The net proceeds of approximately $24.1 million were used to repay short-term notes payable and to redeem the Company's 9%
Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000, was completed on April 30, 1998. Loss on extinguishment of debt of $632,000, which included $332,000 of unamortized debt issuance expense and call premium of $300,000 on the redeemed 9% Debentures, was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

(6)		On February 5, 1999, Delta filed proposed new tariffs with
the PSC that would provide for annual rate adjustments each July
1, beginning July 1, 1999. The tariffs would adjust Delta's rates annually to reflect Delta's budgeted plans for the next fiscal year and would provide a return on equity within a band of 11.1% to 12.1%. The tariffs are proposed for an experimental three year period. The PSC has taken no action on the proposed tariffs.

(7)		Reference is made to Part II - Item 1 relative to the status of legal proceedings.




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

	Capital expenditures for Delta for fiscal 1999 are expected to be $6.8 million, of which $4.8 million was expended during the six months ended December 31, 1998. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $9 million was borrowed at December 31, 1998. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 1999. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998, when the net proceeds of $24.1 million from the sale $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10 million.

	The primary cash flows for the six and twelve month periods ending December 31, 1998 and 1997 are summarized below:


                                  		Six Months Ended December 31
                                     		1998		             1997
	Used in operating activities	      $	(775,949)	      	$	704,046
	Used in investing activities		    	(4,820,728)		    	(7,659,582)
	Provided by financing activities	  	5,900,520		      	6,919,517
	  Net increase (decrease) in cash
	  and cash equivalents	             $	303,843	       $	(36,019)


                                  		Twelve Months Ended December 31
                                       		1998		          1997
	Provided by operating activities   	$	7,442,993	    	$	5,902,623
	Used in investing activities	       	(8,355,710)		  	(14,236,815)
	Provided by financing activities	      	890,692		     	8,760,395
	  Net increase (decrease) in cash
	  and cash equivalents	               $	(22,025)	     	$	426,203



RESULTS OF OPERATIONS

Operating Revenues

	The decreases in operating revenues for the three, six and twelve months ended December 31, 1998 of $3,158,000, $3,435,000 and $4,251,000,
respectively, were due primarily to decreases in retail sales volumes of 372,000 Mcf (34%), 410,000 Mcf (30%) and 706,000 Mcf (16%),
respectively, as compared to similar periods of 1997, resulting from warmer winter weather in 1998. Heating degree days billed were 47%, 46% and 83%, of the thirty-year average ("normal") for the three, six and twelve months ended December 31, 1998, as compared with 76%, 75% and 104% for the similar periods of 1997.

	Operating revenues for the periods also decreased due to decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause. This decrease was offset by the general rate increase effective November 30, 1997.

Operating Expenses

	The decreases in purchased gas expense for the three, six and twelve months ended December 31, 1998 of $2,817,000, $3,405,000 and $5,468,000 respectively, were due primarily to decreased gas purchases for retail sales resulting from the warmer winter weather in 1998 and decreases in the cost of gas purchased for retail sales.

	The increases in depreciation expense for the three, six and twelve months ended December 31, 1998 of $113,000, $206,000 and $450,000, respectively, were due primarily to additional depreciable plant.

	The decreases in income taxes for the three and six months ended December 31, 1998, of $204,000 and $140,000, respectively, and the increase in income taxes for the twelve months ended December 31, 1998 of $107,000, were primarily due to changes in net income.


Interest Charges

	The increases in interest charges for the six and twelve months ended December 31, 1998 of $162,000 and $423,000, respectively, were due primarily to increased borrowings for the periods.

The "Year 2000" Issue

	The Company is working to address the potential impact of the Year 2000 on the ability of Delta's computerized information systems to accurately process information that may be date-sensitive. Any of Delta's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in errors or system failures.
The Company uses a number of computer programs across its entire operation.

	In recent years, Delta has replaced virtually all of its financial computer systems (both hardware and software) with systems from third party vendors who certify their products as being Year 2000 compliant.

	The Company has established a Year 2000 committee, comprised of members of management, which has coordinated an extensive inventory of all operational systems, including information technology (IT) hardware and software, as well as non-IT embedded systems such as process controls for gas delivery and metering systems and service providers.

	The Committee is assessing the likelihood of miscalculations or system failures as a result of these items, systems or service providers. The Company has assessed 94% of these inventoried items, systems and service providers. This assessment percentage for the items Delta deems as "critical" stands at 92%. Delta has been diligently working to insure that critical or otherwise important items assessed as certain to fail are either repaired or replaced so as not to cause business interruption or data integrity problems on January 1, 2000.

	The costs incurred to date related to Year 2000 activities have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial position.

	Like most businesses, the Company relies upon various suppliers and vendors in order to provide services and supplies to its customers. Delta understands that even though it is taking necessary steps to prepare it could, nevertheless, be adversely affected by the failures and/or delays caused by any non-compliant systems and equipment used by its suppliers or vendors. Therefore, Delta is currently gathering information regarding the steps its "mission-critical" suppliers and vendors are taking to become Year 2000 compliant. For instance, Delta has sent each of these parties a letter inquiring about the nature and extent of their efforts.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	(a)	The Registrant held its annual meeting of shareholders on
November 19, 1998.

	(b)	Donald R. Crowe, Billy Joe Hall and John D. Harrison were
elected to Delta's Board of Directors for three-year terms expiring in 2001. Glenn R. Jennings, Virgil E. Scott and
Arthur E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 1999. Jane Hylton Green, Harrison D. Peet and Henry C. Thompson will continue to serve on Delta's Board of Directors until the election in 2000.

	(c)	The total shares voted in the election of Directors were
2,134,581. There were no broker non-votes. The shares voted for each Nominee were:

	Donald R. Crowe		      For  2,113,653   	Withheld  20,928
	Billy Joe Hall	       	For  2,115,754   	Withheld  18,827
	John D. Harrison	     	For  2,109,490	   Withheld  25,091


	(d)	Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

		Exhibit No. 10(M) - Employment agreement dated November 30, 1998 between Delta and Glenn R. Jennings, an officer.



                         	SIGNATURES

   	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              	DELTA NATURAL GAS COMPANY, INC.
                             	(Registrant)

                             	/s/Glenn R. Jennings_______________
DATE:  February 11, 1999	        Glenn R. Jennings
                                	President and Chief Executive Officer
                               	(Duly Authorized Officer)



                            	/s/John F. Hall____________________
                               	John F. Hall
                               	Vice President - Finance, Secretary
                               	and Treasurer
                              	(Principal Financial Officer)






                          	OFFICER AGREEMENT


  	THIS AGREEMENT (the "Agreement"), made and entered as of the 30th day of November, 1998, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky corporation ("Delta"), and GLENN R. JENNINGS ("Officer");

                         	W I T N E S S E T H:

	THAT, WHEREAS, Officer has been employed by Delta in positions of great responsibility; and

	WHEREAS, Officer has contributed, and, if he remains an executive officer of
Delta, it is anticipated that he will continue to contribute, to the welfare of Delta, its shareholders and customers; and

	WHEREAS, Delta desires to employ Officer and Officer desires to be so employed; and

	WHEREAS, Delta desires to retain the services of Officer and provide continuity of management of Delta in the event of a Change of Control (as hereinafter defined) of Delta; and

	WHEREAS, Officer is willing to remain in the employ of Delta following a Change of Control thereof on the terms and conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth, the parties hereto do hereby agree as follows:

	1.	Employment.

		(a)	Delta agrees to continue to employ Officer and Officer agrees to be so employed in the capacity of President and Chief Executive Officer from the date hereof until November 30, 2000, and from year to year thereafter unless, at least thirty days preceding November 30, 2000, or November 30th of any succeeding year, written Notice of Termination (as hereinafter defined)
is given by Delta to Officer or by Officer to Delta, as the case may be.

		(b)	Officer shall have such responsibilities and authority as may from time to time be assigned to him by Delta's Board of Directors, provided that such authority shall be reasonably similar to the duties traditionally associated with the positions of president and chief executive officer in companies similar-in size and operations to Delta.


	2.	Compensation and Related Matters.

		(a)	Salary.  During the period of Officer's employment hereunder, Delta shall pay to Officer salary at a rate of not less than $154,500.00 per annum in equal semi-monthly installments.  This salary may be increased from time to time in accordance with normal business practices of Delta and, if so increased, shall not thereafter during the term of this Agreement be decreased.  Compensation of Officer by salary payments shall not be deemed exclusive and shall not prevent Officer from participating in any other compensation or benefit plans of Delta.  The salary payments (including any increased salary payments) hereunder shall not in any way limit or reduce any other obligation of Delta hereunder, and no other compensation, benefit or payment hereunder shall in any way limit or reduce the obligation of Delta to pay Officer's salary hereunder.

		(b)	Expenses.  During the term of the Officer's employment hereunder,
Officer shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by Officer in performing services hereunder, including all expenses of travel and living expenses while away from home on business or at the request of and in the service of Delta, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by Delta.

		(c)	Other Benefits.  Delta shall maintain in full force and effect, and
Officer shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect on the date hereof in which Officer participates or plans or arrangements providing Officer with at least equivalent benefits thereunder (including without limitation each pension and retirement plan and arrangement, stock option plan, life insurance and health-and-accident plan and arrangement, medical insurance plan, disability plan and vacation plan).  Delta shall not make any changes in such plans or arrangements which would adversely affect Officer's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of Delta and does not result in a proportionately greater reduction in the rights of or benefits to Officer as compared with any other executive of Delta.  Officer shall be entitled to participate in or receive benefits under any employee benefit plan or arrangement made available by Delta in the future to its executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements.  Nothing paid to Officer under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to Officer pursuant to Paragraph 2(a).
Any payments or benefits payable to Officer hereunder in respect of any calendar year during which Officer is employed by Delta for less than the entire such year  shall, unless otherwise provided in the applicable plan or arrangement, be prorated in accordance with the number of days in such calendar year during which he is so employed.

		(d)	Vacations.  Officer shall be entitled to the number of vacation days in each calendar year, and to compensation in respect of earned but unused vacation days, determined in accordance with Delta's vacation policy.
Officer shall also be entitled to all paid holidays given by Delta to its executives.

		(e)	Services Furnished.  Delta shall furnish Officer with office space, stenographic assistance and such other facilities and services as shall be suitable to Officer's position and adequate for the performance of his duties as set forth herein.

		(f)	Loan. It is acknowledged and agreed that, as of the date of this
Agreement, Officer is indebted to Delta in the amount of $136,000.00 (the
"Loan").  The Loan shall be repaid by Officer to Delta in accordance with the following terms and conditions:

			(i)	So long as Officer shall remain an employee of Delta in any capacity,
Delta shall forgive $2,000.00 of the outstanding principal amount of the
Loan for each month of service completed by Officer after the date of this Agreement.  With the express approval of Delta's Board of Directors,
Delta may forgive additional amounts of the Loan at any time.

			(ii)	In the event of termination of Officer's employment hereunder either
(A) by Delta other than as permitted by and provided in Paragraph 1(a), due to Officer's death as provided in Paragraph 3(a), due to Officer's disability as provided in Paragraph 3(b) or for Cause (as hereinafter defined) as provided in Paragraph 3(c), or (B) by Officer following a
Change in Control pursuant to Paragraph 3(d) hereof, then Delta shall forgive and Officer shall be relieved of liability for repayment of the entire unpaid principal balance of and all accrued interest on the Loan then outstanding.

		  	(iii)	In the event Officer ceases to be an employee of Delta for any reason or under any circumstances whatsoever other than a reason or circumstance that would obligate Delta to forgive and entitle Officer to be relieved of liability for repayment of the Loan as provided above in Paragraph
2(f)(ii) (a "Cessation of Employment"):

				(A)	Delta's forgiveness of the Loan as provided above in Paragraph 2(f)(i)
shall cease as of the month during which the Cessation of Employment occurs and there shall be no further forgiveness of any remaining principal amount of the Loan following such month.

				(B)	The entire unpaid principal amount of the Loan shall become due and payable and shall be paid by Officer on a date (the "Payment Date")
selected by Officer; provided, however, that in no event shall such
Payment Date selected by Officer be later than six months after the date on which the Cessation of Employment occurred.  The Officer shall select and give Delta written notice of the Payment Date within thirty days following the date the Cessation of Employment occurred.

				(C)	During the time period between the Cessation of Employment and the
Payment Date, the Officer shall make no payment with respect to the unpaid principal amount of the Loan but shall continue to pay interest thereon at the rate and on the terms hereinafter set forth.

			(iv)	Officer shall pay interest on the outstanding principal balance of the
Loan at a rate of 6% per annum.  Such interest shall be paid on or about the last day of each month during which such Loan or any part thereof is outstanding (the "Due Date"), beginning on December 31, 1998.  Such payments of interest shall continue until the Loan is entirely forgiven or entirely paid in accordance with the terms and provisions of this
Paragraph 2(f).  Notwithstanding the foregoing, in the event a Condition of Default (as hereinafter defined) occurs, interest shall thereafter accrue and be paid at a rate of 6% per annum on any due and unpaid interest until such time as the entire amount of principal of and interest on the Loan is paid to Delta as hereinafter provided.

			(v)	(A)	In the event that Officer has not paid the full amount of any monthly interest by the Due Date, as provided above, Delta may at any time following such Due Date provide notice to Officer (the "Notice of
Non-payment") stating that such interest is due and unpaid.  Such Notice of Non-payment shall also state that the failure to pay such due and unpaid interest within fifteen days of the date of such Notice of Non-payment shall constitute a Condition of Default.

				(B)	Failure by Officer to pay such due and unpaid interest within the fifteen days following such Notice of Non-payment, or failure by Officer to perform any other obligation to which he is subject pursuant to the provisions of this Paragraph 2(f) within fifteen days following written notice from Delta to Officer specifying the nature of such nonperformance and demanding that Officer perform same, shall constitute a "Condition of Default".  Upon the occurrence of a Condition of Default, the entire unpaid principal amount of and all unpaid interest on the Loan automatically shall be accelerated and become immediately due and payable in full by Officer to Delta, without the requirement of any further notice from Delta.

			(vi)	(A)	Officer has granted Delta a first and prior mortgage on that certain real property located at 9 Fairway Drive, Berea, Kentucky (the
"Property"), to secure payment of the Loan, in form and substance satisfactory to Delta in its sole discretion.

				(B)	In the event that Officer sells, transfers or assigns the Property or any part thereof, Delta agrees to release its mortgage lien on the Property provided that Officer grants Delta a first and prior mortgage on other real property (the "Substitute Property") with an appraised value at least equal to the principal amount of the Loan then outstanding.  It shall be the obligation of Officer to provide an appraisal of the Substitute Property reasonably satisfactory to Delta.  The form and substance of any such appraisal of the Substitute Property and the appraiser selected by Officer to make such appraisal shall all be subject to the approval of Delta in its reasonable discretion.  Officer shall also be obligated to provide Delta with an opinion of title from an attorney chosen by Officer, but acceptable to Delta in its sole discretion, certifying that the Substitute Property is owned in fee simple by Officer, subject only to Delta's mortgage lien hereinabove described.

				(C)	The Officer shall be responsible for paying all fees, costs and expenses of preparing, recording and releasing any such mortgage(s) and of obtaining such title opinion(s) and any such appraisal(s).

	3.	Termination.

	Except as otherwise provided above in Paragraph 1(a) hereof, Officer's employment hereunder may be terminated without any breach of this Agreement only under the following circumstances:

		(a)	Death.  Officer's employment hereunder shall terminate upon his death.

		(b)	Disability.  If, as a result of Officer's incapacity due to physical or mental illness, Officer shall have been absent from his duties hereunder on a full-time basis for the entire period of six consecutive months, and within thirty days after Delta gives Officer written notice of Delta's intention to terminate Officer's employment pursuant to this Paragraph 3(b) (which notice may be given before or after the end of such six month period)
Officer shall not have returned to the performance of his duties hereunder on a full-time basis, Delta may terminate Officer's employment hereunder.

		(c)	Cause.  Delta may terminate Officer's employment hereunder for Cause.
For purposes of this Paragraph 3(c):

			(i)	Delta shall have "Cause" to terminate Officer's employment hereunder only upon (A) the willful and continued failure by Officer to substantially perform his duties hereunder, after written demand for substantial performance is delivered by Delta that specifically identifies the manner in which Delta believes Officer has not substantially performed his duties, or (B) the willful engaging by Officer in misconduct which is materially injurious to Delta, monetarily or otherwise.

			(ii)	No act or failure to act on Officer's part shall be considered
"willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of Delta.

			(iii)	Notwithstanding the foregoing, Officer shall not be deemed to have been terminated for Cause without (A) reasonable notice to Officer setting forth the reasons for Delta's intention to terminate for Cause, (B) an opportunity for Officer, together with counsel, to be heard before the
Board of Directors of Delta, and (C) delivery to Officer of a Notice of
Termination as defined in Paragraph 3(e) hereof.

		(d)	Termination by Officer.  Following a Change of Control, Officer may
terminate his employment hereunder if Officer determines in good faith, but otherwise in his sole and absolute discretion, that, as a result of the
Change in Control, either (i) his continued employment with Delta is not in the best interests of Delta or (ii) he is unable effectively to carry out his duties and responsibilities as contemplated hereby.  As used herein, "Change of Control" means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule
14A of Regulation 14A promulgated under the Securities Exchange Act of
1934, as amended and in effect on the date hereof (the "Exchange Act"), provided that, without limitation, such a Change of Control shall be deemed to have occurred if and when any "person" (as that term is used in Sections
13(d) and 14(d) of the Exchange Act) becomes a beneficial owner directly or indirectly of securities of Delta representing 20% or more of the combined voting power of Delta's then outstanding securities.

 	(e)	Notice of Termination.  Any termination by Delta or by Officer of
Officer's employment (other than termination pursuant to Paragraph 3(a) above) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Officer's employment under the provision so indicated.

		(f)	Date of Termination.  "Date of Termination" shall mean: (i) if Officer's employment is terminated pursuant to Paragraph 1(a) above, the date such termination of Officer's employment becomes effective in accordance with the provisions of said Paragraph 1(a); (ii) if Officer's employment is terminated by his death, the date of his death; (iii) if Officer's employment is terminated pursuant to Paragraph 3(b) above, the later of the date on which the six-month period referred to in Paragraph 3(b)
expires or the date that is thirty days after the notice of intention to terminate provided for in Paragraph 3(b) is given (provided that Officer shall not have returned to the performance of his duties on a full-time basis prior to such date); (iv) if Officer's employment is terminated pursuant to Paragraph 3(c) above, the date specified in the Notice of
Termination; or (v) if Officer's employment is terminated for any other reason, the date on which a Notice of Termination is given.
Notwithstanding the foregoing provisions of this Paragraph 3(f), if, within thirty days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

	4.	Compensation Upon Termination.

		(a)	In the event of termination of Officer's employment hereunder as permitted by and provided in Paragraph 1(a), due to Officer's death as provided in Paragraph 3(a), due to Officer's disability as provided in
Paragraph 3(b) or for Cause as provided in Paragraph 3(c), then:

			(i)	Such termination shall be effective at the Date of Termination;

			(ii)	All compensation to Officer provided herein shall cease as of the Date of Termination; and

			(iii)	Delta's forgiveness of the Loan shall cease and Officer shall be obligated to pay the Loan as provided above in Paragraph 2(f).

		(b)	In the event Delta shall terminate Officer's employment hereunder other than pursuant to any of Paragraphs 1(a), 3(a), 3(b) or 3(c), or in the event
Officer shall terminate his employment hereunder pursuant to Paragraph
3(d), then:

			(i)	Delta shall pay Officer his full salary through the Date of Termination at the rate in effect at the time Notice of Termination is given;

			(ii)	In lieu of any further salary payments to Officer for periods subsequent to the Date of Termination, Delta shall pay as severance pay to Officer an amount equal to the product of (A) Officer's annual salary rate in effect as of the Date of Termination, multiplied by (B) the greater of the number of years (including partial years) remaining in the term of employment hereunder or the number three, such payment to be made (X) if pursuant to Paragraph 3(d) herein, in a lump sum on or before the fifth day following the Date of Termination, or (Y) if resulting from any other cause, in substantially equal semi-monthly installments on the fifteenth and last days of each month commencing with the month in which the Date of
Termination occurs and continuing for the number of consecutive semi-monthly payment dates (including the first such date as aforesaid) equal to the product obtained by multiplying the number of years (including partial years)
applicable under Paragraph 4(b)(ii) above by twenty-four;

			(iii)	If termination of Officer's employment arises out of a breach by
Delta of this Agreement, Delta shall pay all other damages to which Officer may be entitled as a result of such breach, including damages for any and all loss of benefits to Officer under Delta's employee benefit plans which
Officer would have received if Delta had not breached this Agreement and if Officer's employment had continued for the full term provided in
Paragraph 1(a) hereof (including specifically, but without limitation, the benefits which Officer would have been entitled to receive pursuant to
Delta's retirement plan, and any other supplemental retirement income plan or arrangement had his employment continued for the full term provided in
Paragraph 1(a) hereof at the rate of compensation specified herein), and including all legal fees and expenses incurred by him as a result of such termination;

			(iv)	Delta shall forgive the entire unpaid principal amount and accrued interest, if any, then outstanding on the Loan, as provided above in
Paragraph 2(f);

			(v)	Delta shall maintain in full force and effect, for the continued
benefit of Officer for the greater of the number of years (including partial years) remaining in the term of employment hereunder or the number three, all employee benefit plans and programs in which Officer was entitled to participate immediately prior to the Date of Termination, provided that Officer's continued participation is possible under the general terms and provisions of such plans and programs. In the event that Officer's participation in any such plan or program is barred, Delta shall arrange to provide Officer with benefits substantially similar to those which Officer would otherwise have been entitled to receive under such plans and programs from which his continued participation is barred; and

			(vi)	Officer shall not be required to mitigate the amount of any payment provided for in this Paragraph 4(b) by seeking other employment or otherwise.

	5.	Cessation of Payments.

	If, at any time while Officer is receiving payments hereunder, he directly or indirectly owns, manages, operates, joins, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with, any retail natural gas distribution business
(other than Delta) located, operating or conducting business or operations within any county in which Delta's pipeline facilities are located on the date of execution of this Agreement, then such payments shall forthwith cease.

	6.	Indemnification.

		(a)	As used in this Paragraph 6:

			(i)	"Proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal;

			(ii) 	"Party" includes a person who was, is or is threatened to be made a named defendant or respondent in a Proceeding;

			(iii)	"expenses" include attorneys fees;

			(iv)	"officer" means any person serving as Chief Executive Officer,
Chairman of the Board of Directors, President, Vice-President, Treasurer,
Secretary or Controller of Delta or Subsidiary (as hereinafter defined);

			(v)	"Director" means an individual who is or was a director of Delta or
Subsidiary or an individual who, while a director of Delta or Subsidiary, is or was serving at the request of Delta or Subsidiary as a Director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.  A Director shall be considered serving an employee benefit plan at Delta's or Subsidiary's request if his duties to Delta or
Subsidiary also impose duties on, or otherwise involve services by, him to the plan or to participants in or beneficiaries of the plan.  "Director"
includes, unless the context requires otherwise, the estate or personal representatives of a Director.

			(vi)	"Subsidiary" means any company in which Delta is beneficial owner of
100% of all classes of voting stock.

		(b)	(i)	Delta shall indemnify Officer if he is made a Party to any
Proceeding by reason of the fact that he is or was an officer or Director and if:

				(A)	Officer conducted himself in good faith; and

				(B)	Officer reasonably believed:

					(I)	In the case of conduct in his official capacity with Delta or
Subsidiary, that his conduct was in Delta's or Subsidiary's best interest; or

					(II)	In all other cases, that his conduct was at least not opposed to
Delta's or Subsidiary best interest; and

				(C)	In the case of any criminal Proceeding, he had no reasonable cause to believe his conduct was unlawful.

			(ii)	Officer's conduct with respect to an employee benefit plan for a purpose he reasonably believes to be in the best interest of the participants in and beneficiaries of the plan shall be conduct that satisfies the requirement of Paragraph 6(b)(i)(B)(II) hereof.

			(iii)	Indemnification shall be made against judgments, penalties, fines, settlements and reasonable expenses, including legal expenses, actually incurred by Officer in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding in which Officer shall have been adjudged to be liable to Delta or a Subsidiary.  The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this Paragraph 6(b).

			(iv)	(A)	Reasonable expenses incurred by Officer as a Party to a Proceeding with respect to which indemnity is to be provided under this Paragraph 6(b)
shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

					(I)	Delta receives (1) a written affirmation by Officer of his good faith belief that he has met the requisite standard of conduct set forth in this
Paragraph 6(b), and (2) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

					(II)	Delta's Board of Directors (or other appropriate decision maker for
Delta) determines that the facts then known to the Board of Directors (or decisionmaker) would not preclude indemnification under Kentucky law.

				(B)	The undertaking required herein shall be an unlimited general obligation of Officer but shall not require any security and shall be accepted without reference to the financial ability of Officer to make repayment.

				(C)	Determinations and authorizations of payments under this Paragraph
6(b)(iv) shall be made in the manner specified in Paragraph 6(b)(v) hereof.

			(v)	(A)	Delta shall not indemnify Officer under this Paragraph 6(b) unless authorized in the specific case after a determination has been made that indemnification of Officer is permissible in the circumstances because he has met the requisite standard-of conduct set forth in this Paragraph 6(b).

				(B) The determination shall be made:

					(I)	By Delta's Board of Directors by majority vote of a quorum consisting of directors not at the time Parties to the Proceeding;

					(II)	If a quorum cannot be obtained under Paragraph 6(b)(v)(B)(I), by majority vote of a committee duly designated by Delta's Board of Directors
(in which designation Officer may participate), consisting solely of two or more members of the- Board of Directors not at the time Parties to the
Proceeding;

					(III)	By special legal counsel:

						(1)	Selected by Delta's Board of Directors or its committee in
the manner prescribed in Paragraph 6(b)(v)(B)(I) or (II); or

						(2)	If a quorum of the Board of Directors cannot be obtained
under Paragraph 6(b)(v)(B)(I) and a committee cannot be designated under
Paragraph 6(b)(v)(B)(II), selected by a majority vote of the full Board of
Directors (in which selection Officer may participate); or

					(IV)	By Delta's shareholders, but shares owned by or voted under the control of members of Delta's Board of Directors who are at the time
Parties to the Proceeding shall not be voted on the determination.

				(C)	Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under
Paragraph 6(b)(v)(B)(III) to select counsel.

		(c)	Notwithstanding any limitation imposed by Paragraph 6(b) or elsewhere and in addition to the indemnification set forth in Paragraph 6(b), Delta, to the full extent permitted by law, may or may agree by contract or otherwise to indemnify Officer and hold him harmless against any judgments, penalties, fines, settlements and reasonable expenses actually incurred or reasonably anticipated in connection with any Proceeding in which Officer is a Party, provided Officer was made a Party to such Proceeding by reason of the fact the he is or was an officer or Director of Delta or Subsidiary or by reason of any inaction, nondisclosure, action or statement made, taken or omitted by or on behalf of Officer with respect to Delta or Subsidiary or by or on behalf of Officer in his capacity as an officer or Director.

		(d)	Delta shall purchase and maintain or cause to be purchased and maintained insurance on behalf of Officer against any liability asserted against him or incurred by him in his capacity or arising out of his status as an officer or Director.  Such insurance shall provide complete coverage for Officer to the extent reasonably available.

	7.	Due Authorization.

	Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.

	8.	Binding Effect: Assignability.

	This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of
Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or otherwise combined, and shall inure to the benefit of and be binding upon Officer, his heirs and personal representatives.  Officer may assign his right to payment under this
Agreement, but not his obligations under this Agreement.  This Agreement shall not be assigned by Delta without the prior written consent of Officer.

	9.	Severability.

	If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this
Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

	10.	Amendments.

	This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

	11.	Entire Agreement.

	This Agreement, together with any other document or agreement specifically referred to herein, constitutes the entire agreement between the parties with respect to the terms and conditions of Officer's employment with Delta and with respect to the Loan, superseding and replacing any and all prior understandings, contracts, agreements, representations or undertakings, whether oral or written, with respect thereto.

	12.	Notices.

	All notices, requests, claims, demands and other communications hereunder shall be in writing, shall be given and shall be deemed to have been duly given if so given, if delivered in person, sent by telegram or facsimile transmission, or sent by registered or certified mail, postage pre-paid, return receipt requested, to the respective parties as follows:

		If to Delta:

			Delta Natural Gas Company, Inc.
			3617 Lexington Road
			Winchester, Kentucky 40391
			Attention: Corporate Secretary


		If to Officer:

			Glenn R. Jennings
			Delta Natural Gas Company, Inc.
			3617 Lexington Road
			Winchester, Kentucky 40391

or to such other address as either party may have furnished to the other in writing in accordance herewith. Any such notice shall be deemed to have been given and shall be effective (a) as of the date delivered to the intended recipient, if personally delivered or if sent by telegram or facsimile as provided above, or (b) three business days following the date deposited in a regularly maintained receptacle for the deposit of U.S. mail, if mailed in the manner provided above.

	13.	Governing Law.

	This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

	14.	Effect of Headings.

	The paragraph headings herein are for convenience only and shall not affect the construction hereof.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed the day and year first above written.

                      					DELTA NATURAL GAS COMPANY, INC.

                      					By: ____________________________________
                      					    Chairman of the Board


                      					________________________________________
                      					GLENN R. JENNINGS

jennings