Form 10-Q
period 1999-03-31
DELTA NATURAL GAS CO INC
filed 1999-05-13
CIK 277375

SECURITIES AND EXCHANGE COMMISSION
                      	Washington, DC  20549

                            	FORM 10-Q



		  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended March 31, 1999


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

           	Common Shares, Par Value $1.00 Per Share
      	2,402,722 Shares Outstanding as of March 31, 1999.

            	PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                             	Three Months Ended		         Nine Months Ended	  	    Twelve Months Ended
                           	       March 31		                   March 31		              March 31
                              1999		        1998		       1999 		      1998		         1999		      1998
OPERATING REVENUES	       $	16,890,711 	$	18,305,458  $	30,458,920		$	35,308,550		$	39,408,372		$	44,728,600

OPERATING EXPENSES
  Purchased gas	           $	8,139,116		$	10,062,400		$	13,220,280		$	18,548,472		$	17,171,297		$	23,454,358
  Operation and maintenance		2,300,903	  		2,242,846		  	6,685,219		  	6,693,607			 8,959,825			8,916,730
  Depreciation and depletion	 	974,520		    	868,254		  	2,874,795		  	2,562,812			 3,757,366			3,318,856
  Taxes other than income taxes		355,669		  	312,399		    	989,906		    	915,251		 	1,286,713			1,204,072
  Income taxes		             1,469,425	  		1,377,325	  		1,190,675	  		1,238,100			 1,353,575			1,330,200

  Total operating expenses	$	13,239,633 $	14,863,224		$	24,960,875		$	29,958,242		$	32,528,776		$	38,224,216

OPERATING INCOME	          $	3,651,078		$	3,442,234		 $	5,498,045	 	$	5,350,308		 $ 	6,879,596		$	6,504,384

OTHER INCOME AND
   DEDUCTIONS, NET		             6,131	    		10,217		     	21,213		     	21,148		      	67,976		    	34,032

INCOME BEFORE INTEREST
    CHARGES	               $	3,657,209		$	3,452,451		 $	5,519,258		 $	5,371,456		 $	6,947,572		$	6,538,416

INTEREST CHARGES	           	1,141,873		 	1,086,122	  		3,444,924	  		3,227,297			  4,566,125			 4,184,165

NET INCOME 	               $	2,515,336		$	2,366,329		 $	2,074,334		 $	2,144,159		 $	2,381,447		$	   2,354,251

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING		       2,397,453			 2,363,783			  2,389,842			  2,356,167			  2,384,915			  2,351,418

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE	            $	     1.05 	 $	    1.00	 	$      	.87 		$     	 .91	 	 $	   1.00		   $	   1.00
DIVIDENDS DECLARED PER
  COMMON SHARE	            $	     .285	 	$	    .285	 	$	     .855	 	$      	.855 	 $	    1.14		  $	   1.14




           	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    	CONSOLIDATED BALANCE SHEETS (UNAUDITED)



ASSETS	                    March 31, 1999     June 30, 1998     March 31, 1998

UTILITY PLANT	             $	132,540,282		    $	127,028,159	    	$	125,182,821
  Less-Accumulated provision
    for depreciation		      	(37,956,082)	    		(34,929,481)		    	(34,099,719)
      Net utility plant	 		$ 	94,584,200	    	$ 	92,098,678 	   	$ 	91,083,102

CURRENT ASSETS
  Cash and cash equivalents	 $  	345,330	    	$    	118,536    		$  	8,940,640
  Accounts receivable - net		 	3,579,493		       	2,538,800		       	4,813,515
  Gas in storage		             1,953,711	       		2,050,000		         	443,663
  Materials and supplies		      	554,170         			520,362		         	692,025
  Prepayments			               		315,825	         		241,731		         	373,649
      Total current assets		$ 	6,748,529	    	$  	5,469,429		    $  15,263,492

OTHER ASSETS
  Cash surrender value of
  Officers' life insurance  $   	347,789		    $    	339,215	    	$    	329,913
  Note receivable from officer	 	128,000		         	110,000		         	116,000
  Unamortized debt expense
    and other		                5,119,975			       4,849,291			       4,629,086
      Total other assets	  	$ 	5,595,764	    	$  	5,298,506	    	$  	5,074,999

        Total assets			    $	106,928,493	    	$	102,866,613	    	$	111,421,593

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders'
      equity		              $ 	30,329,591	   	$ 	29,810,294	    	$ 	30,048,071
  Long-term debt		             51,729,581	     		52,612,494		      	52,614,870
      Total capitalization		$ 	82,059,172	   	$ 	82,422,788		    $ 	82,662,941

CURRENT LIABILITIES
  Notes payable		           $  	4,910,000	   	$	  1,875,000	    	$       	-
  Current portion of
    long-term debt		            2,450,000		      	1,790,000			      11,766,700
  Accounts payable			          	2,548,357	      		2,050,628		       	2,185,433
  Accrued taxes				            	1,461,053		      	1,085,766		       	1,550,746
  Refunds due customers			        	49,716			        117,123		          149,207
  Advance recovery of gas costs	 	246,796	      		1,148,019	         		163,693
  Customers' deposits		        	 	610,003	        		438,134		         	509,098
  Accrued interest on debt		   	1,575,051	      		1,215,265		       	1,330,529
  Accrued vacation			            	528,952	        		528,952		         	516,032
  Other current and accrued
    liabilities					              444,758			        485,018		         	441,839
      Total current
        liabilities	         $	14,824,686		    $	10,733,905	    	$ 	18,613,277

DEFERRED CREDITS AND OTHER
  Deferred income taxes			   $ 	8,436,725	     $ 	8,023,475    		$  	8,393,000
  Investment tax credits		       	602,550		        	637,300		         	673,500
  Regulatory liability 			       	789,600		        	831,425		         	861,300
  Advances for construction
     and other		                  215,760	        		217,720			         217,575
      Total deferred credits
        and other	           $	10,044,635	     	$	9,709,920	    	$	 10,145,375

	  Total liabilities and
      shareholders' equity		$ 106,928,493		     $ 102,866,613  	 $	111,421,593



      	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
              	CONSOLIDATED STATEMENTS OF CASH FLOWS
                         	(UNAUDITED)



                            						Nine Months Ended		    Twelve Months Ended
                                      	March 31		               March 31
                          	     1999	        	  1998	  	1999		           1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income 			            $	2,074,334 		$	2,144,159		$	2,381,447		$	2,354,251
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization			   	3,181,553		  	2,776,232			 4,162,201	 	3,585,434
      Deferred income taxes and
       Investment tax credits			336,675			    406,200		   	(98,925)	 		466,900
      Other, net					           537,897    			555,788	   		696,591	  		792,836
  (Increase) decrease in other
    assets		                 (2,437,357)			   611,909			  (416,574)	 2,138,879
  Increase (decrease) in other
    liabilities			           	1,295,044	    		175,923	   		533,191	  		189,563
      Net cash provided by
        operating activities	$	4,988,146		$	6,670,211		$	7,257,931 	$	9,527,863

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures	    $(5,954,315) (9,138,924)  $(8,025,855)		$(13,705,277)
      Net cash used in
        investing
        activities		       $(5,954,315) (9,138,924)  $(8,025,855)  $(13,705,277)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common
      stock		              $(2,043,580) $(2,014,795)  $(2,719,018) $(2,680,694)
  Issuance of common stock		   488,543	   		444,138    			619,091		   	574,125
  Issuance of long-term debt	    	-   			24,147,443		   	(350,756)			24,147,443
  Repayment of long-term debt (287,000)	 		(782,856)	 (10,286,703)	 		(906,337)
  Issuance of short-term
      debt 		               15,665,000			23,675,000		 	18,190,000			31,815,000
  Repayment of short-term
      debt 	             	(12,630,000)	 (34,540,000)	 (13,280,000) 	(40,825,000)
    Net cash provided by
     financing activities $ 1,192,963	 	$10,928,930 		$(7,827,386)  $12,124,537

NET INCREASE IN
 CASH AND CASH
 EQUIVALENTS            	$   	226,794		 $	8,460,217		 $	(8,595,310) $	7,947,123

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD				      118,536			    480,423		   	8,940,640		   	993,517

CASH AND CASH EQUIVALENTS,
 END OF PERIOD				          $	345,330	 	$	8,940,640	  	$  	345,330		$	8,940,640

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest				           	$	3,205,938		$	3,013,688		$	4,483,325		$	4,013,075
   Income taxes (net of
      refunds)	            $  	520,923		$	  563,200		$	1,596,923		$  	351,850




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

(6)		On February 5, 1999, Delta filed proposed alternative
regulatory tariffs with the PSC that would provide for annual rate adjustments each July 1, beginning July 1, 1999. The tariffs would adjust Delta's rates annually to reflect Delta's financial budgets and would provide a return on equity within a band of 11.1% to 12.1%. The tariffs are proposed for an experimental three year period. The PSC is reviewing and considering these tariffs and has established a procedural schedule providing for a public hearing on September 8, 1999.

(7)		On April 29, 1999, Delta filed notice with the Kentucky
Public Service Commission of its intent to file a general rate case. This notice is required to enable Delta to file a case, if desired, no sooner than four weeks after the notice. Delta's preference is to utilize the alternative regulatory approach in its proposed tariffs that were filed on February 5. However, Delta intends to file a general rate case, if necessary, so that new rates can be implemented as early as possible this coming winter heating season.

(8)		Reference is made to Part II - Item 1 relative to the status of legal proceedings.




  	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



LIQUIDITY AND CAPITAL RESOURCES

	Because of the seasonal nature of Delta's sales, the smallest proportion of cash generated from operations is received during the warmer months when sales volumes decrease considerably. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions. During the warmer, non- heating months, therefore, cash needs for operations and construction are partially met through short-term borrowings.

	Capital expenditures for Delta for fiscal 1999 are expected to be approximately $6.8 million, of which approximately $6.0 million was expended during the nine months ended March 31, 1999. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $4.9 million was borrowed at March 31, 1999. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 1999. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998, when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% Debentures, that would have matured in 2011, in the amount of $10 million.

	The primary cash flows for the nine and twelve month periods ending March 31, 1999 and 1998 are summarized below:



                                  		Nine Months Ended March 31
                                  		1999		                1998
	Provided by operating
	  activities	                      $	4,988,146	   	$	  6,670,211
	Used in investing activities	      	(5,954,315)	    		(9,138,924)
	Provided by financing activities	   	1,192,963		     	10,928,930
	Net increase in cash and cash
  equivalents	                      $   226,794		   $	  8,460,217



                                  		Twelve Months Ended March 31
                                  		1999		                  1998
	Provided by operating
	  activities	                      $	  7,257,931		  $	 9,527,863
	Used in investing activities	        	(8,025,855)		 	(13,705,277)
	Provided by financing
  activities	             	            (7,827,386)		   12,124,537
	Net increase in
  cash and cash equivalents	      $	   (8,595,310)		$	  7,947,123


RESULTS OF OPERATIONS

Operating Revenues

	The decrease in operating revenues for the three months ended March 31, 1999 of $1,415,000 was due primarily to a decrease in the cost of gas purchased that was reflected in rates billed to customers through Delta's gas cost recovery clause. This decrease was offset by an increase in retail sales volumes of 97,000 Mcf, or 5%, resulting from colder weather in 1999. Heating degree days billed were 103% of the thirty-year average ("normal") for the three months ended March 31, 1999, as compared with 93% for the same period in 1998.

	The decreases in operating revenues for the nine and twelve months ended March 31, 1999 of $4,850,000 and $5,320,000 respectively, were due primarily to decreases in retail sales volumes of 313,000 Mcf, or 9%, and 429,000 Mcf, or 10%, respectively, as compared to similar periods of 1998, resulting from warmer winter weather in 1999. Heating degree days billed were 79% and 88%, respectively, of normal for the nine and twelve months ended March 31, 1999, as compared with 85% and 102% for the similar periods of 1998. Operating revenues for the periods also decreased due to decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause.


Operating Expenses

	The decrease in purchased gas expense for the three months ended March 31, 1999 of $1,923,000 was due primarily to the decrease in the cost of gas purchased for retail sales. This decrease was partially offset by increased gas purchases for retail sales resulting from the colder winter weather in the 1999 period.





	The decreases in purchased gas expense for the nine and twelve months ended March 31, 1999 of $5,328,000 and $6,283,000 respectively, were due primarily to decreased gas purchases for retail sales resulting from the warmer winter weather in 1999 and decreases in the cost of gas purchased for retail sales.

	The increases in depreciation expense for the three, nine and twelve months ended March 31, 1999 of approximately $106,000, $312,000 and $439,000, respectively, were due primarily to additional depreciable plant.


Interest Charges

	The increases in interest charges for the three, nine and twelve months ended March 31, 1999 of $56,000, $218,000 and $382,000, respectively, were due primarily to increased borrowings for the periods.


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

 The Company has currently assessed approximately 97% of these inventoried items, systems and service providers. This assessment percentage for the items Delta deems as "critical" stands at 98%. Delta has been diligently working to insure that critical or otherwise important items assessed as certain to fail are either repaired or replaced so as not to cause business interruption or data integrity problems on January 1, 2000.

	The costs incurred to date related to its Year 2000 activities have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial position.

	Like most businesses, the Company relies upon various suppliers and vendors in order to provide services and supplies to its customers. Delta understands that even though it is taking steps to prepare it could, nevertheless, be adversely affected by the failures and/or delays caused by any non-compliant equipment used by its suppliers or vendors.
Therefore, Delta is currently gathering information regarding the steps its "mission-critical" suppliers and vendors are taking to become Year
2000 compliant. For instance, Delta has sent each of these parties a letter inquiring about the nature and extent of their efforts.

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

	The Company has drafted contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. These plans cover a wide range of possible scenarios and include steps to remediation. Also, included in the contingency plans are mitigating actions designed to lessen the chances of problem scenarios being realized. A final contingency plan is scheduled for completion by mid-year 1999.


            	PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.  Exhibit No. 10(M) - Employment agreement dated March
1, 1999 between Delta and John B. Brown, an officer.

	(b)	Reports on Form 8-K.  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.






	                      SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                					   DELTA NATURAL GAS COMPANY, INC.
               					   (Registrant)

                       	_/s/Glenn R. Jennings______________
DATE:  May 13, 1999		       Glenn R. Jennings
                					   President and Chief Executive Officer
               					   (Duly Authorized Officer)


                       	_/s/John F. Hall___________________
                					   John F. Hall
                					   Vice President - Finance, Secretary
                					   and Treasurer
               					   (Principal Financial Officer)


                                                EXHIBIT 10(M)

                        OFFICER AGREEMENT


  	THIS AGREEMENT, made and entered into this 1st day of March, 1999, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky corporation (hereinafter referred to as "Delta") and JOHN B. BROWN (hereinafter referred to as "Officer):

                        W I T N E S S E T H:
  	THAT, WHEREAS, Officer has been employed by Delta in positions of great responsibility; and
  	WHEREAS, Officer has contributed, and if he remains an executive officer of
Delta, it is anticipated will continue to contribute, to the welfare of Delta, its shareholders and customers; and
  	WHEREAS, Delta desires to retain the services of Officer and provide for continuity of management of Delta in the event of a change in control of
Delta; and
  	WHEREAS, Officer is willing to remain in the employee of Delta following a change in control thereof on the terms and conditions hereinafter set forth.
  	NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to induce Officer to remain in the employee of
Delta, the parties hereto do hereby agree as follows:

	1.	Effective Date.  This Agreement shall become effective simultaneous with a
Change in Control (as hereinafter defined) of Delta that occurs while Officer is a full-time employee of Delta ("Effective Date").
	2.	Change in Control.  As used in this Agreement, a Change in Control shall be deemed to have occurred upon the happening of any of the following  events:
		(a)	The acquisition, directly or indirectly, by any person, group of persons, partnership or corporation of the beneficial ownership of 10% of
Delta's issued and outstanding voting common stock, followed by:
			(i)	A change in the majority of the Board of Directors of Delta as it existed on the date of execution of this Agreement as the consequence of a shareholders' meeting involving a contest for the election of directors; or
			(ii)	The termination without cause (as hereinafter defined) of Harrison D.
Peet as Chairman of the Board of Delta; or
		(b)	The election at any time of two or more directors whose election is opposed by persons constituting a majority of the Board of Directors of
Delta on the date of execution of this Agreement.
	3.	Term.  Delta agrees that Officer may, at his option, remain in the employ of Delta in a principal executive and managerial capacity at least equal to the position held by Officer on the day before the Effective Date for a period of three years immediately following the Effective Date.
	4.	Compensation and Benefits.  Each year during the three year period immediately following the Effective Date, Officer shall receive compensation consisting of:
		(a)	A base salary payable semi-monthly which is not less than the normal rate in effect on the day before the Effective Date, with such increases as may thereafter be awarded in accordance with Delta's regular compensation policies; and
		(b)	Incentive awards, bonuses, and the like which are not less than the annualized amount of any such awards paid to Officer for the twelve months
ending on the Effective Date.	 In addition to the foregoing compensation,
Officer shall continue to participate, at not less than levels existing on the day before the Effective Date, in Delta's employee benefit plans and practices (or equivalents), including, but not limited to, the retirement plan, employee savings plan, stock purchase plan, life and accidental death and dismemberment insurance, company furnished automobile and office, and medical, dental and health plans.
	5.	Termination.  In the event Officer's employment is terminated without cause during said three year period immediately following the Effective
Date, Officer shall nevertheless receive all compensation and benefits described in paragraph 4 hereinabove during said full three year period immediately following the Effective Date, but in no event for less than two years following termination of employment, plus credit for vacation and annual days earned but not taken.
	As used herein "termination without cause" shall mean any termination of
Officer's employment at the request or demand of Delta except termination for one of the following reasons:
		(a)	Death of the Officer; or
		(b)	Retirement of the Officer in accordance with Delta's retirement policy in effect on the day before the Effective Date; or
		(c)	Conduct or job performance by Officer which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta on the date of execution of this Agreement, adversely affects the administration of his office.
	It is expressly agreed between Delta and Officer that termination of employment at the request of Officer during said three year period following the Effective Date shall be deemed "termination without cause"
if Officer determines in good faith that, as a result of the Change in
Control, he cannot continue to fulfill the responsibilities for which he is employed.
	6.	Cessation of Payments.  If, at any time while Officer is receiving payments hereunder, he, within any county in which Delta's pipeline facilities are located on the date of execution of this Agreement, directly or indirectly owns, manages, operates, joins, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with any retail natural gas distribution business, then such payments shall forthwith cease.
	7.	Enforcement; Legal Expense.  In the event Officer institutes litigation against Delta after the Effective Date to enforce his rights to payment under paragraphs 4 and/or 5 hereof, then Delta agrees to pay to Officer an amount equal to legal fees and expenses incurred by Officer in connection with such litigation, including appeals and retrials, whether or not officer is successful therein.
	8.	Due Authorization.  Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.
	9.	Indemnity.
		(a)	(1)	As used herein "Proceeding" means any threatened, pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.
			(2)	As used herein, "Party" includes a person who was is or is threatened to be made a named defendant or respondent in a Proceeding.
			(3)	As used herein, "expenses" includes attorneys fees.
			(4)	As used herein, "Subsidiary" means any company in which Delta is beneficial owner of 100% of all classes of voting stock.
		(b)	Delta shall indemnify Officer if he is made a Party to any Proceeding by reason of the fact that he is or was an officer of Delta or Subsidiary if:
			(1)	He conducted himself in good faith; and
			(2)	He reasonably believed:
				(i)	In the case of conduct in his capacity as an officer of Delta or
Subsidiary, that his conduct was in Delta's or Subsidiary's best interest; and
				(ii)	In all other cases, that his conduct was at least not opposed to
Delta's or Subsidiary's best interest; and
				(iii)	In the case of any criminal Proceeding, he had no reasonable cause to believe his conduct was unlawful.
	Indemnification shall be made against judgments, penalties, fines, settlements and reasonable expenses actually incurred by Officer in connection with the Proceeding, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any
Proceeding which Officer shall have been adjudged to be liable to Delta or
Subsidiary.  The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this provision.
		(c)	In addition to the foregoing Delta or Subsidiary shall, to the full extent permitted by law, indemnify Officer and hold him harmless against any judgments, penalties, fines, settlements and reasonable expenses actually incurred in connection with any Proceeding in which Officer is a
Party, provided Officer was made a Party to such Proceeding by reason of the fact that he is or was an officer of Delta or Subsidiary or by reason of any inaction, nondisclosure, action or statement made, taken or omitted by or on behalf of Officer with respect to Delta or Subsidiary or by or on behalf of Officer in his capacity as an officer of Delta or Subsidiary.
		(d)	Reasonable expenses incurred by Officer as a Party to a Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:
			(1)	Delta receives (i) a written affirmation by Officer of his good faith belief that he has met the standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and
			(2)	Delta's Board of Directors (or other appropriate decision maker for
Delta) determines that the facts then unknown to the Board (or decision maker) would not preclude indemnification under this provision.
	The undertaking required herein shall be an unlimited general obligation of
Officer but shall not require any security and shall be accepted without reference to the financial ability of Officer to make repayment.
		(e)	Notwithstanding anything herein to the contrary, Officer shall not be indemnified with respect to any Proceeding charging improper personal benefit to him, whether or not involving action in his official capacity, in which he shall have been adjudged to be liable on the basis that personal benefit was improperly received by him.
		(f)	Delta shall purchase and maintain insurance on behalf of Officer against any liability asserted against him and incurred by him in his capacity or arising out of his status as an officer of Delta or Subsidiary.  Such insurance shall provide complete coverage for Officer to the extent reasonably available.
	10.	Binding Effect; Assignability.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or otherwise combined, and shall inure to the benefit of and be binding upon
Officer, his heirs and personal representatives.  Officer may assign his right to payment under this Agreement, but not his obligations under this
Agreement.  This Agreement shall not be assigned by Delta without the prior written consent of Officer.
	11.	Severability.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.
	12.	Amendments.  This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement executed by the parties hereto.
	13.	Previous Agreements.  This Agreement supersedes and replaces any and all previous or existing such written Officer Agreements between Officer and
Delta.
	14.	Notices.  All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or telex, or by mail (registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

		If to Delta:
			Delta Natural Gas Company, Inc.
			3617 Lexington Road
			Winchester, KY  40391
			Attn:  President

		If to Officer:
			John B. Brown
			Delta Natural Gas Company, Inc.
			3617 Lexington Road
			Winchester, KY  40391

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.
	15.	Governing Law.  This Agreement shall be construed in accordance with the law of the Commonwealth of Kentucky.
	16.	Effect of Headings.  The paragraph headings herein are for convenience only and shall not affect the construction hereof.
	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed the day and year first above written.

             						DELTA NATURAL GAS COMPANY, INC.

             						By__/s/Glenn R. Jennings_____________________
            						     President


           						     __/s/John B. Brown________________________
             						     Officer