Form 10-K
period 1999-06-30
DELTA NATURAL GAS CO INC
filed 1999-09-10
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999.

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

		Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    [ ]

		As of August 11, 1999, Delta Natural Gas Company, Inc. had outstanding
2,415,960 shares of common stock $1 Par Value, and the aggregate market value of the voting stock held by non-affiliates was approximately
$42,279,300.

DOCUMENTS INCORPORATED BY REFERENCE

	The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 1999, is incorporated by reference in Part III of this Report.


TABLE OF CONTENTS

                        										Page Number
PART I
	Item 1.	Business						                 	      1
			General 							                             1
			Gas Operations and Supply			                1
			Regulatory Matters					                     4
			Capital Expenditures				                    5
			Employees							                            5
			Consolidated Statistics				                 6

	Item 2.	Properties					                	      7

	Item 3.	Legal Proceedings					                8

	Item 4.	Submission of Matters to a Vote of
			Security Holders					                       8

PART II

	Item 5.	Market for Registrant's Common Equity
			and Related Stockholder Matters		           8

	Item 6.	Selected Financial Data			          	10

	Item 7.	Management's Discussion and Analysis
			of Financial Condition and Results
			of Operations					                        	12

	Item 7a.	Quantitative and Qualitative
			Disclosures About Market Risk		           	17

	Item 8.	Financial Statements and
      Supplementary	Data               							18

	Item 9.	Changes in and Disagreements with
			Accountants on Accounting and
			Financial Disclosure				                   18

PART III

	Item 10.	Directors and Executive Officers of
			the Registrant						                       18

	Item 11.	Executive Compensation				          18

	Item 12.	Security Ownership of Certain
			Beneficial Owners and Management		         18

	Item 13.	Certain Relationships and Related
			Transactions						                         19

Part IV

	Item 14.	Exhibits, Financial Statement
			Schedules, and Reports on Form 8-K		       20

Signatures								                           	23


PART I

Item 1.  Business

General

	Delta Natural Gas Company, Inc. ("Delta" or "the Company"), a regulated public utility, was organized in 1949. Delta established its first retail gas distribution system in 1951, which provided service to 300 customers in Owingsville and Frenchburg, Kentucky. As a result of acquisitions and expansions of its customer base within its existing service areas, Delta provides retail gas distribution service to 39,000 customers in central and southeastern Kentucky and, additionally, provides transportation service to industrial customers and interconnected pipelines located in the area.



Gas Operations and Supply

	The Company purchases, produces and stores gas for distribution to its retail customers and also provides transportation service to industrial customers and inter-connected pipelines through facilities located in 21 predominantly rural counties in central and southeastern Kentucky. The economy of Delta's service area is based principally on light industry, farming and coal mining. The communities in Delta's service area typically contain populations of less than 20,000. The four largest service areas are Nicholasville, Corbin, Berea and Middlesboro, where Delta serves 6,800,
6,500, 3,900 and 3,500 customers, respectively.

	The communities served by Delta continue to expand, resulting in growth opportunities for the Company. Industrial parks have been developed in certain areas and have resulted in new industrial customers, some of which are on-system transportation customers.

 Currently, over 99% of Delta's customers are residential and commercial. Delta's remaining, light industrial customers purchased 5% of the total volume of gas sold by Delta at retail during 1999.

	The Company's revenues are affected by various factors, including rates billed to customers, the cost of natural gas, economic conditions in the areas that the Company serves, weather conditions and competition. Delta competes for customers and sales with alternative sources of energy, including electricity, coal, oil, propane and wood. The Company's marketing subsidiaries, which purchase gas and resell it to various industrial customers and others, also compete for their customers with producers and
marketers of natural gas.   Gas costs, which the Company is generally able to
pass through to customers, may influence customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Also, the potential bypass of Delta's system by industrial customers and others is a competitive concern that Delta has addressed and will continue to address.

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

	Retail gas sales in 1999 were 3,813,000 Mcf, generating $28,541,000 in revenues, as compared to 4,112,000 Mcf and $33,435,000 in revenues for 1998. Heating degree days billed during 1999 were 89.4% of normal as compared with 93.9% in 1998. Sales volumes decreased by 299,000 Mcf, or 7.3%, in 1999 as compared to 1998.

	Delta's transportation of natural gas during 1999 generated revenues of $4,470,000 as compared with $4,360,000 during 1998. Of the total transportation in 1999, $4,107,000 (4,434,000 Mcf) and $363,000 (1,144,000
Mcf) were earned for transportation for on-system and off-system customers, respectively. Of the total transportation for 1998, $3,877,000 (3,467,000
Mcf) and $483,000 (1,489,000 Mcf) were earned for transportation for on-system and off-system customers, respectively.

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

 During June, 1997, Delta acquired TranEx Corporation ("TranEx"), which owns a 43 mile, 8 inch diameter steel pipeline that extends from Clay County to Madison County. During 1998, the TranEx pipeline was connected to Delta's system in the Richmond area. It also interconnects with a pipeline of Columbia Gulf Transmission Company ("Columbia Gulf") in Madison County as well as Delta's transmission pipeline system in Clay County. Delta is utilizing the pipeline to deliver natural gas for injection into the Company's Canada Mountain storage field as well as for system supply and
transportation.   TranEx was merged into Delta during 1999.

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

 Delta's interstate gas supply is transported and/or stored by Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Columbia Gulf and Texas Eastern Transmission Corporation . Delta acquires its interstate gas supply from gas marketers.

	Delta's agreements with Tennessee extend until 2000 and thereafter continue on a year-to-year basis until terminated by either party. The Company expects to extend the terms of these agreements. Tennessee is obligated under the agreements to transport up to 17,600 Mcf per day for Delta. Delta acquires its gas for transportation by Tennessee under an agreement with a gas marketer. During 1999, Delta purchased 1,167,000 Mcf from the gas marketer under an agreement that extends through October, 2000.


	Delta's agreements with Columbia and Columbia Gulf extend until 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties to the particular agreement. Columbia and Columbia Gulf are obligated under the agreements to transport up to 12,000 Mcf per day and 4,000 Mcf per day, respectively, for Delta. Delta acquires its gas for transportation by Columbia and Columbia Gulf under agreements with a gas marketer. During
1999, Delta purchased a total of 671,000 Mcf from the gas marketer under agreements that extend through April, 2000.

	Delta has an agreement with Columbia Natural Resources ("CNR") to purchase natural gas from CNR through October, 1999. Delta purchased 432,000
 Mcf  from CNR during 1999.

	Delta has agreements with its wholly-owned subsidiary, Enpro, Inc. ("Enpro") to purchase all the natural gas produced from Enpro's wells on certain leases in Bell, Knox and Whitley Counties, Kentucky. These agreements remain in force so long as gas is produced in commercial quantities from the wells on the leases. Remaining proved, developed natural gas reserves are estimated at 3,700,000 Mcf. Delta purchased a total of 189,000 Mcf from those properties during 1999. Enpro also produces oil from certain of these leases, but oil production has not been significant.

	Delta's wholly-owned subsidiaries, Delta Resources, Inc. ("Resources") and Delgasco, Inc. ("Delgasco") purchase gas under agreements with various marketers and Kentucky producers. The gas is resold to industrial customers on Delta's system, to Delta for system supply and to others.

	Delta has completed the development of an underground natural gas storage field, with an estimated eventual working capacity of 4,000,000 Mcf. This field has been used to provide a portion of Delta's winter supply needs since 1996. This storage capability permits Delta to purchase and store gas during the non-heating months, and then withdraw and sell the gas during the peak usage months.

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

	On July 2, 1999, Delta filed a request for increased rates with the PSC. This general rate case (Case No. 99-176) requested an annual revenue increase of $2,500,000, an increase of 6.8%. The test year for the case was December 31, 1998. The rates were suspended by the PSC for a period expiring December 31, 1999, after which time Delta may bill the proposed rates subject to refund. The PSC is reviewing and considering the proposed rates. The proposed changes include a weather normalization tariff whereby Delta would be permitted to adjust rates for the billing months of November through March to reflect variations from normal weather, as well as proposed alternative regulatory tariffs that would provide for annual adjustments in Delta's rates to reflect budgeted plans and to adjust to a target rate of return. A public hearing has been scheduled before the PSC on October 28, 1999.

	Effective November 30, 1997, Delta received approval from the PSC for an annual revenue increase of $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997. Effective May 1, 1998, Delta received approval from the PSC for an additional annual revenue increase of $117,000 in this rate case, resulting from a rehearing of certain tax-related items.

	Delta's rates include a Gas Cost Recovery ("GCR") clause, which permits changes in Delta's gas costs to be reflected in the rates charged to customers. The GCR requires Delta to make quarterly filings with the PSC, but such procedure does not require a general rate case. The PSC is allowing Delta to recover through its GCR clause its costs in connection with its storage facilities at Canada Mountain.

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


Capital Expenditures

	Capital expenditures during 1999 were $8.0 million and for 2000 are estimated to be $9.9 million. The Company is planning for expenditures for system extensions, computer system upgrades and the replacement and improvement of existing transmission, distribution, gathering and general facilities.


Employees

	Delta employed a total of 183 full-time employees on June 30, 1999. Delta considers its relationship with its employees to be satisfactory. Delta's employees are not represented by unions or subject to any collective bargaining agreements.



Consolidated Statistics

For the Years Ended June 30,	    1999	    1998	    1997	    1996	    1995

Retail Customers Served,
End of Period
   Residential ..............	  32,239	  31,596	   31,380	  29,840	  29,029
   Commercial ...............	   4,868	   4,753	    4,761	   4,453   	4,287
   Industrial ...............	      68	      70	       74 	     75	      72

      Total .................  	37,175	  36,419	   36,215	  34,368	  33,388

Operating Revenues ($000)
   Residential sales ........	  17,329	  19,969	   19,694	  16,540	  14,772
   Commercial sales .........  	10,039	  11,890	   11,977	   9,788	   8,673
   Industrial sales .........	   1,173	   1,576	    1,890	   1,483	   1,248
   On-system transportation .	   4,107	   3,877	    3,214	   2,913	   2,588
   Off-system transportation.	     363	     483      	382	     418	     461
   Subsidiary sales .........	   5,491	   6,335	    4,904	   5,297	   3,959
   Other ....................	     170	     128	      108	     137	     143

      Total .................	  38,672	  44,258	   42,169	  36,576	  31,844

System Throughput
(Million Cu. Ft.)
   Residential sales ........	   2,223	   2,377	    2,464	   2,741	   2,173
   Commercial sales .........   	1,401   	1,504	    1,557	   1,673	   1,328
   Industrial sales .........	     189	     231	      278	     291	     223

      Total retail sales ....	   3,813	   4,112	    4,299	   4,705	   3,724


   On-system transportation..	   4,434	   3,467	    2,863	   2,570	   2,390

   Off-system transportation.	   1,144	   1,489	    1,205	   1,134	   1,452

      Total .................	   9,391	   9,068	    8,367	   8,409	   7,566


Average Annual Consumption Per
  End of Period Residential
  Customer (Thousand Cu. Ft.).     	69	      75       	79	      92      	75
Lexington, Kentucky Degree Days
   Actual ....................	  4,188	   4,397	    4,867	   5,280	   4,215
   Percent of 30 year average
     (4,683) .................	   89.4	    93.9	    103.9	   112.7	    90.0




For the Years Ended June 30,	    1999	     1998	    1997	     1996	    1995

Average Revenue Per Mcf Sold
  at Retail ($) .............	    7.49	     8.13	    7.81	    5.91	     6.63

Average Gas Cost Per Mcf Sold
  at Retail ($) .............	    3.69	     4.60	    4.62	    2.81	     3.37


Item 2.   Properties

	Delta owns its corporate headquarters in Winchester, Kentucky.   In
addition, Delta owns ten office buildings used for branch operations in the cities it serves. Also, Delta owns a building in Laurel County used for training as well as equipment and materials storage.

	The Company owns 2,113 miles of natural gas gathering, transmission, distribution and service lines. These lines range in size up to twelve inches in diameter. There are no significant encumbrances on these assets.

	Delta holds leases for the storage of natural gas under 8,000 acres located in Bell County, Kentucky. This property was developed for the underground storage of natural gas and has an estimated eventual capacity to store 4,000,000 Mcf of gas.

	Delta owns the rights to any oil and gas underlying 3,500 acres in Bell County. Portions of these properties are used by Delta for the storage of natural gas. The maximum capacity of the storage facilities is 550,000 Mcf. These properties otherwise are currently non-producing, and no reserve studies have been undertaken on the properties.

	Enpro owns interests in certain oil and gas leases relating to 11,000 acres located in Bell, Knox and Whitley Counties. There presently are 56 gas wells and 7 oil wells producing from these properties. Enpro's remaining
proved, developed natural gas reserves are estimated at 3,700,000 Mcf.   Oil
production from the property has not been significant.    Also, Enpro owns
the oil and gas underlying 11,500 additional acres in Bell, Clay and Knox Counties. These properties are currently non-producing, and no reserve studies have been performed on the properties.

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

	No matter was submitted during the fourth quarter of 1999.


PART II

Item 5.   Market for Registrant's Common Equity and Related	Stockholder
          Matters

	Delta has paid cash dividends on its common stock each year since 1964. While it is the intention of the Board of Directors to continue to declare dividends on a quarterly basis, the frequency and amount of future dividends will depend upon the Company's earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for the Debentures. There were 2,407 record holders of Delta's common stock as of August 1, 1999.

	Delta's common stock is traded in the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol DGAS. The accompanying table reflects the high and low sales prices during each quarter as reported by NASDAQ and the quarterly dividends declared per share.

 				                  	Range of Stock Prices($)	 	 Dividends
 Quarter			             	High		         Low		     	Per Share($)

 Fiscal 1999

 First					              18.00		       16.438		       		.285
 Second 			             	19.00		        16.75		        	.285
 Third					              19.00		        17.25		       		.285
 Fourth 				            	17.75	       	16.438		       		.285


 Fiscal 1998

 First				              	18.25		        16.75		       		.285
 Second				             	19.50		        17.75	       			.285
 Third				              	19.25		       16.625		       		.285
 Fourth					             18.00		        16.75		       		.285



	During July, 1998, Delta distributed 6,298 shares of its common stock to its employees under its Employee Stock Purchase Plan (see Note 3(c) of the Notes to Consolidated Financial Statements). Delta received cash consideration of $17.60 per share for one-half of those shares (3,149 shares), for a total cash consideration of $55,400, while one-half of the shares (3,149 shares) were provided to the employees without cash consideration as a part of Delta's compensation and benefits for its employees. The securities were sold pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all eligible employees are residents of Kentucky. Similarly, in July, 1999, Delta distributed 6,726 shares of its common stock to its employees at $16.80 per share under the same program.

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



Item 6.    Selected Financial Data


For the Years Ended June 30,
                          1999	     1998(a)	    1997	     1996(b)	    1995

Summary of Operations ($)

   Operating
   revenues ............	38,672,238	44,258,000	42,169,185	36,576,055	31,844,339

   Operating
   income ...............	6,652,070	 6,731,859	 5,315,582	 5,437,055	 4,255,088

   Net income ...........	2,150,794	 2,451,272	 1,724,265	 2,661,349	 1,917,735

   Basic and diluted
   earnings per
   Common share .........	      .90	      1.04	       .75	      1.41	      1.04

   Dividends
   declared per
   common share .........	     1.14	      1.14	      1.14	      1.12	      1.12

Average Number of
Common Shares
Outstanding ............. 2,394,181	  2,359,598	 2,294,134	 1,886,629	 1,850,986

Total Assets ($)......  107,473,117	102,866,613	96,681,165	81,140,637	65,948,716

Capitalization ($)....

   Common share-
   holders' equity ....	 29,912,007	 29,810,294	29,474,569	23,628,323	22,511,513

   Long-term debt .....  51,699,700	 52,612,494	38,107,860	24,488,916	23,702,200

   Notes payable re-
   financed subsequent
   to yearend	               -      	    -           -    	18,075,000	     -

   Total
   capitalization ..... 81,611,707	 82,422,788	 67,582,429	66,192,239	46,213,713

Short-Term
Debt ($)(c)..........	  8,145,000	  3,665,000	 12,852,600	  1,084,800	 6,732,700




For the Years Ended June 30,
                            1999	     1998(a)   	1997	      1996(b)	    1995

Other Items ($)

   Capital
   expenditures ....	   7,982,143	 11,193,613	 16,648,994 	13,373,416	 8,122,838

   Total plant ....	  133,804,954	127,028,159	116,829,158 	98,795,623 84,944,969
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

	The Company's business is temperature-sensitive. Accordingly, the Company's operating results in any given period reflect, in addition to other factors, the impact of weather, with colder temperatures generally resulting in increased sales by the Company. The Company anticipates that this sensitivity to seasonal and other weather conditions will continue to be so reflected in the Company's operating results in future periods. Delta has filed in its general rate case (See Business - Regulatory Matters) a weather normalization tariff whereby it would be permitted to adjust rates for the billing months of November through March to reflect variations from normal
weather.   Delta has also proposed alternative regulatory tariffs that would provide for annual adjustments in the Company's rates to reflect budgeted plans and to adjust to a target rate of return.


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

	Capital expenditures for Delta for fiscal 2000 are expected to be $9.9 million. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25,000,000, of which $5,695,000 was borrowed at June 30, 1999. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 1999. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.

	The primary cash flows during the last three years are summarized below:


                                 1999         1998            1997

Provided by operating
activities
                             $ 6,680,276   $ 8,922,037    $ 6,209,226
Used in investing
activities                    (7,982,143)  (11,193,613)   (16,648,994)

Provided by financing
activities                     1,431,919     1,909,689     10,768,558

Net increase
(decrease) in cash
and cash equivalents         $   130,052   $  (361,887)   $   328,790



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


Results of  Operations

Operating Revenues

	The decrease in operating revenues of $5,586,000 for 1999 was due primarily to decreases in the cost of gas purchased that were reflected in rates billed to customers through Delta's gas cost recovery clause and to decreases in sales volumes. Mcf sales decreased 299,000 Mcf, or 7%, as compared to 1998, resulting from warmer winter weather in 1999. Heating degree days billed were 89% of normal in 1999, compared with 94% in 1998.

 The increase in operating revenues of $2,089,000 for 1998 was due primarily to the general rate increase effective November 30, 1997 and to the increases in on-system and off-system transportation volumes of 604,000 Mcf and 284,000 Mcf, respectively. The increase in operating revenues includes $200,000 of additional revenue caused by a non-recurring change. These increases were partially offset by a decrease in retail sales volumes of 187,000 Mcf as a result of the warmer winter weather in 1998. Billed degree days were 94% of normal for 1998 as compared with 104% for 1997.


Operating Expenses

	The decrease in purchased gas expense for 1999 of $6,032,000 was due primarily to the decreases in the cost of gas purchased for retail sales and from decreased gas purchases for retail sales resulting from the warmer winter weather in 1999.

	The decrease in purchased gas expense for 1998 of $766,000 was due primarily to the decreased gas purchases for retail sales resulting from the warmer winter weather in 1998.

	The increases in depreciation expense during 1999 and 1998 of $396,000 and $510,000, respectively, were due primarily to additional depreciable plant.

	The increases in taxes other than income taxes during 1999 and 1998 of $123,000 and $155,000, respectively, were primarily due to increased property taxes which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

	Changes in income taxes during 1999 and 1998 of $162,000 and $436,000, respectively, were primarily due to changes in net income.


Interest Charges

	The increases in interest on long-term debt during 1999 and 1998 of $586,000 and $329,000, respectively, were due primarily to the issuance of $25 million of 7.15% Debentures in March, 1998. The decrease in other interest during 1999 of $436,000 was due primarily to decreased average short-term debt borrowings. The increase in other interest during 1998 of $378,000 was due primarily to increased average short-term debt borrowings.


Basic and Diluted Earnings Per Common Share

 For the years ended June 30, 1999 and 1998, basic earnings per common share declined, as compared with previous periods, as a result of lower net income and the increased average common shares outstanding that resulted from the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the periods. Other than Delta's outstanding common shares, there are no potentially dilutive securities. Therefore, basic and diluted earnings per common share are the same.


Factors That May Affect Future Results

	Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report (including the letter To Our Shareholders) contain forward-looking statements that are not statements of historical facts. These forward-looking statements are identified by their language, which may in some cases include words such as "estimates", "expects", "plans", "anticipates", "intends", 'will continue", "believes", and similar expressions. Such forward-looking statements may concern (among other things) the impact of changes in the cost of gas, projected capital expenditures, sources of cash to fund expenditures, regulatory recovery mechanisms, regulatory matters, expansion of the Delta's gas distribution system, acquisitions of gas customers and systems, activity in gas production and transportation and acquisition and management of gas supply.

Such forward-looking statements are accordingly subject to important risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements.

Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:

- The ongoing restructuring of the gas industry and the outcome of the regulatory proceedings related to that restructuring.
- The changing regulatory environment generally.
- A change in the right under present regulatory rules to recover through rates increased costs of gas supply.
- Uncertainty as to regulatory approval for full recovery of Delta's costs and for its expenditures for regulatory assets.
- Uncertainty as to the outcome of Delta's pending general rate case.
- Uncertainty in Delta's capital expenditure requirements.
- Changes in economic conditions, demographic patterns and weather conditions in Delta's retail service areas.
- Changes affecting Delta's cost of providing gas service, including changes in interest rates, changes in the availability of external sources of financing for Delta's operations, tax laws, environmental laws, and the general rate of inflation.
- Changes affecting the cost of competing energy alternatives and competing gas distributors.
- Changes in accounting principles or the application of such principles to Delta.
- Y2K disruptions resulting from unidentified or unremediated problems for systems which Delta controls, and Y2K disruptions resulting from systems or parties which Delta does not control.


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

		The Committee is assessing the likelihood of miscalculations or system failures as a result of these items, systems or service providers.  The
Company has currently assessed and deems compliant approximately 98% of these inventoried items, systems and service providers. This assessment and compliance percentage for the items Delta deems as "critical" stands at 98%.
The Company intends to complete all Year 2000 remediation and testing activities by September 30, 1999.

		The costs incurred to date related to its Year 2000 activities have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial position.

		Like most businesses, the Company relies upon various suppliers and vendors in order to provide services and supplies to its customers. Delta understands that even though it is taking steps to prepare it could, nevertheless, be adversely affected by the failures and/or delays caused by any non-compliant equipment used by its suppliers or vendors.  Therefore,
Delta is currently gathering information regarding the steps its "mission-
critical" suppliers and vendors are taking to become Year 2000 compliant.  For instance, Delta has sent each of these parties a letter inquiring about the nature and extent of their efforts.

		Although the Company has initiated Year 2000 communications with significant customers, key vendors, service suppliers and other parties material to the Company's operations, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty.

		The major risks to the Company if implementation of the Year 2000 compliance program is not successful are the gas delivery, metering and billing systems. Potential problems related to these systems include service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing.

		The Company has prepared contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. These plans cover a wide range of possible scenarios and include steps to remediation. Also, included in the contingency plans are mitigating actions designed to lessen the chances of problem scenarios being realized.

New Accounting Pronouncements

	Delta adopted SFAS No. 128, "Earnings per Share", during fiscal 1998. The adoption of this standard had no effect upon current or prior period earnings per common share.

	Delta adopted SFAS No. 130, "Comprehensive Income", during fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the financial statements of the Company.

	Delta adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", during fiscal 1999. These statements do not affect the accounting recognition or measurements of transactions, but rather require expanded disclosures regarding financial results.

	In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for fiscal years beginning after June 15, 2000. It will be effective for the Company's fiscal year 2001. Delta is currently not a party to any financial derivatives for hedging or other purposes. However, Delta is currently evaluating the terms of its commodity contracts (i.e., primarily gas purchase, sale and transportation contracts) to determine whether any of these contracts meet the definition of derivative instruments subject to the requirements of the new standard. As such, the Company is still evaluating the impact, if any, this standard will have on its financial statements.



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



Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE		             PAGE

Management's Statement of Responsibility for  Financial Reporting
and Accounting	                                                        25

Report of Independent Public Accountants			                            26

Consolidated Statements of Income for the years ended June 30,
   1999, 1998 and 1997	                                                27

Consolidated Statements of Cash Flows for the years ended June 30,
   1999, 1998 and 1997					                                            28

Consolidated Balance Sheets as of June 30, 1999 and 1998		             29

Consolidated Statements of Changes in Shareholders'  Equity for
  th years ended June 30, 1999, 1998  and 1997                     			 32

Consolidated Statements of Capitalization as of  June 30, 1999
  and 1998	                                                          	 33

Notes to Consolidated Financial Statements			                          34

Schedule II - Valuation and Qualifying Accounts for the years ended
  June 30, 	1999, 1998 and 1997                                   				 42


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

PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	-  Financial Statements, Schedules and Exhibits

		(1)  -  Financial Statements
      				See Index at Item 8

		(2)  -  Financial Statement Schedules
      				See Index at Item 8

		(3)  -  Exhibits

			Exhibit No.

			3(a)   -	Delta's Amended and Restated Articles
            of Incorporation are incorporated herein by reference to Exhibit 3(a) to Delta's Form 10-Q for the period ended March 31, 1990.

			3(b)   -	Delta's By-Laws as amended August 21, 1996 are incorporated
        				herein by reference to Exhibit 3(b) to Delta's Form 10-K
            for the period ended June 30, 1996.

			4(a)   -	The Indenture dated September 1, 1993 in respect of
        				6 5/8% Debentures due October 1, 2023, is incorporated
        				herein by reference to Exhibit 4(e) to Delta's Form S-2
        				dated September 2, 1993.

			4(b)   - 	The Indenture dated July 1, 1996 in respect of 8.3%
         				Debentures due August 1, 2026, is incorporated
         				herein by reference to Exhibit 4(c) to Delta's Form S-2
             dated	June 21, 1996.

			4(c)  -	The Indenture dated March 1, 1998 in respect of 7.15%
	       			Debentures due April 1, 2018, is incorporated herein by
           reference to Exhibit 4(d) to Delta's Form S-2 dated March 11, 1998.

			10(a) -	Certain of Delta's material natural gas supply contracts are
       				incorporated herein by reference to Exhibit 10 to
           Delta's	Form 10 for the year ended June 30, 1978 and by
           reference to Exhibits C and D to Delta's Form 10-K for the year
           ended	June 30, 1980.

			10(b) -	Gas Purchase Contract between Delta and Wiser is incorporated
			        herein by reference to Exhibit 2(C) to Delta's Form 8-K
           dated	February 9, 1981.

			10(c) -	Assignment to Delta by Wiser of its Columbia Service Agreement,
       				including a copy of said Service Agreement, is incorporated herein
       				by reference to Exhibit 2(D) to Delta's Form 8-K dated
       				February 9, 1981.

			10(d) -	Contract between Tennessee and Delta (amends earlier contract
       				for Nicholasville and Wilmore Service Areas) is incorporated herein by reference to Exhibit 10(d) to Delta's Form 10-
           Q for the period ended September 30, 1990.

			10(e) -	Contract between Tennessee and Delta (amends earlier contract
       				for Jeffersonville Service Area) is incorporated herein by
       				reference to Exhibit 10(e) to Delta's Form 10-Q for the
       				period ended September 30, 1990.

			10(f) -	Contract between Tennessee and Delta (amends earlier contract
       				for Salt Lick Service Area) is incorporated herein by
           reference to Exhibit 10(f) to Delta's Form 10-Q for the period
       				ended September 30, 1990.

			10(g) -	Contract between Tennessee and Delta (amends earlier contract
       				for Berea Service Area) is  incorporated herein by
           reference to Exhibit 10(g) to Delta's Form 10-Q for the period ended September 30, 1990.

			10(h) - 	Service Agreements between Columbia and Delta (amends
        				earlier service agreements for Cumberland, Stanton and
        				Owingsville service areas) are incorporated herein by
        				reference to Exhibit 10(h) to Delta's Form 10-Q for the
        				period ended September 30, 1990.

			10(i)  -	Amendment to Gas Purchase Contract between Delta and Wiser is
        				incorporated herein by reference to Exhibit 10(c) to
            Delta's Form	10-Q for the period ended December 31, 1988.

			10(j)  -	Second amendment to Gas Purchase Contract between Delta and
        				Wiser is incorporated herein by reference to Exhibit
            10(j) to Delta's Form 10-K for the period ended June 30, 1994.

			10(k)  -	Employment agreement between Delta and Alan L. Heath, an
        				officer, is incorporated herein by reference to Exhibit
            10(k) to Delta's Form 10-Q for the period ended December 31,
            1985.

			10(l)  -	Employment agreements between Delta and two officers, those
        				being John F. Hall and Robert C. Hazelrigg, are incorporated
        				herein  by reference to Exhibit 10(m) to Delta's Form
            10-Q for the period ended December 31, 1988.

			10(m) -	 Employment agreement between Delta and Glenn R. Jennings,
        				an officer, is incorporated herein by reference to
            Exhibit 10(m) to Delta's Form 10-K for the period ended
            June 30, 1995.

			10(n) -	 Employment agreement between Delta and Johnny L. Caudill,
        				an officer, is incorporated herein by reference to
            Exhibit 10(n)	to Delta's Form 10K for the period ended June 30,
            1995.

			10(o) -	 Employment agreement dated March 1, 1999 between Delta
        				and John B. Brown, an officer.

			12     -	Computation of the Consolidated Ratio of Earnings to Fixed
        				Charges.

			21     -	Subsidiaries of the Registrant.

			23     -	Consent of Independent Public Accountants.

			27     -	Financial Data Schedule.

 (b)	Reports on 8-K.

	No reports on Form 8-K were filed during the three months ended June 30, 1999.


                               SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of September, 1999.


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

(i)	Principal Executive Officer:


/s/ Glenn R. Jennings       President, Chief Executive  	September 10, 1999
   (Glenn R. Jennings)      Officer and Director

(ii)	Principal Financial Officer and Principal Accounting Officer:


/s/ John F. Hall           	Vice President - Finance,   	September 10, 1999
   (John F. Hall)	         	Secretary and Treasurer

(iii)	A Majority of the Board of Directors:


/s/ H. D. Peet             	Chairman of the Board      	September  10, 1999
   (H. D. Peet)


/s/ Donald R. Crowe        	Director	                   September  10, 1999
   (Donald R. Crowe)


/s/ Jane Hylton Green      	Director	                   September 10, 1999
   (Jane Hylton Green)


/s/ Billy Joe Hall         	Director	                   September 10, 1999
   (Billy Joe Hall)


/s/ John D. Harrison       	Director	                   September 10, 1999
   (John D. Harrison)


/s/ Virgil E. Scott        	Director	                    September 10, 1999
   (Virgil E. Scott)


/s/ Henry C. Thompson      	Director	                    September 10, 1999
   (Henry C. Thompson)


/s/ Arthur E. Walker, Jr.   Director	                    September 10, 1999
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
                               								Secretary & Treasurer



Report of Independent Public Accountants

To the Board of Directors and Shareholders of Delta Natural Gas Company,
Inc.:

	We have audited the accompanying consolidated balance sheets and statements of capitalization of DELTA NATURAL GAS COMPANY, INC. (a Kentucky corporation) and subsidiary companies as of June 30, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiary companies as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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




                    				Arthur Andersen LLP
                        Louisville, Kentucky


August 16, 1999



Delta Natural Gas Company, Inc. and Subsidiary Companies
Consolidated Statements of Income

For the Years Ended June 30,	       1999	           1998           1997

Operating Revenues ............	$ 38,672,238	  $ 44,258,000	  $ 42,169,185

Operating Expenses
   Purchased gas ..............	$ 16,467,988	  $ 22,499,488	  $ 23,265,222
   Operation and maintenance
     (Note 1) .................   	9,137,107	     8,968,213	     8,631,635

   Depreciation and depletion
     (Note 1) .................	   3,840,996	     3,445,382	     2,935,257

   Taxes other than income
     taxes ....................   	1,334,977     	1,212,058     	1,056,689

   Income taxes (Note 2) ......	   1,239,100	     1,401,000	       964,800

      Total operating expenses. $ 32,020,168	  $ 37,526,141	  $ 36,853,603

Operating Income ..............	$  6,652,070	  $  6,731,859	  $  5,315,582

Other Income and Deductions, Net	     33,660	        67,911	        40,874

Income Before Interest Charges.	$  6,685,730	  $  6,799,770	  $  5,356,456

Interest Charges
   Interest on long-term debt..	$  3,912,826	  $  3,326,681	  $  2,997,393

   Other interest .............	     460,950	       897,265	       519,432

   Amortization of debt expense	     161,160	       124,552	       115,366

      Total interest charges ..	$  4,534,936	  $  4,348,498	  $  3,632,191

Net Income	                     $  2,150,794	  $  2,451,272	  $  1,724,265

Weighted Average Number of
  Common Shares Outstanding ...	   2,394,181	     2,359,598	     2,294,134

Basic and Diluted Earnings Per
Common Share. . . . . . . . . .	$        .90	  $       1.04	  $        .75

Dividends Declared Per Common
  Share .......................	$       1.14	  $       1.14	  $       1.14



The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,	             1999	        1998	         1997

Cash Flows From Operating Activities
   Net income ......................	$  2,150,794	$  2,451,272	$  1,724,265

   Adjustments to reconcile net
   income to net cash from
   operating activities
      Depreciation, depletion and
        Amortization ...............	   3,941,370	   3,755,929	   3,049,229
      Deferred income taxes and
        Investment tax credits .....	     662,880	     (29,400)	     485,400
      Other - net ..................	     730,601	     698,584	     666,798

   (Increase) decrease in assets
      Accounts receivable ..........	     908,917	    (124,168)	    (318,178)
      Gas in storage ...............	  (1,451,177)	    (840,829)	    (782,007)
      Materials and supplies .......	    (144,468)	     252,746	    (120,969)
      Prepayments ..................	      53,642	      70,648	    (346,532)
      Other assets .................	    (446,988)	     (55,440)	    (541,669)

   Increase (decrease) in
   liabilities
      Accounts payable .............	     273,755	    (336,089)	    (439,721)
      Refunds due customers ........	     (75,774)	    (460,751)	     554,520
      Advance recovery of gas cost..	      50,446	   3,328,625	     495,751
      Accrued taxes ................	    (131,091)	     (46,549)	   1,038,761
      Other current liabilities ....	     160,329	     257,055	     744,054
      Advances for construction and
        other ......................	      (2,960)	         404	        (476)

         Net cash provided by
           Operating activities ....	$  6,680,276	$  8,922,037	$  6,209,226

Cash Flows From Investing Activities
   Capital expenditures ............	$ (7,982,143)	$(11,193,613)	$(16,648,994)

         Net cash used in investing
           Activities ..............	$ (7,982,143)	$(11,193,613)	$(16,648,994)

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,	              1999	        1998	         1997

Cash Flows From Financing
   Activities  (Note 6)
   Dividends on common stock .......	$ (2,728,997)	$ (2,690,233)	$ (2,651,073)
   Issuance of common stock, net....	     679,916	     574,686	   6,773,054
   Issuance of debentures, net......	        -	     23,837,795	  14,334,833
   Repayment of long-term debt .....	    (339,000)	 (10,822,559)	    (478,256)
   Issuance of notes payable........	  21,615,000	  26,200,000	  30,975,000
   Repayment of notes payable.......	 (17,795,000)	 (35,190,000)	 (38,185,000)

         Net cash provided by
           financing activities 	    $  1,431,919	 $  1,909,689	 $ 10,768,558

Net Increase (Decrease) in Cash and
Cash Equivalents ...................	$    130,052	$   (361,887)	$    328,790

Cash and Cash Equivalents,
Beginning of Year ..................	     118,536	     480,423	     151,633

Cash and Cash Equivalents,
End of Year ........................	$    248,588	 $   118,536	 $   480,423


Supplemental Disclosures of Cash
Flow Information

Cash paid during the year for:
   Interest	                         $  4,685,458	 $  4,291,005	  $  3,019,881
   Income taxes (net of refunds)	    $    712,023	 $  1,642,964  	$   (432,163)


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,	                                     1999	       1998

Assets
   Gas Utility Plant, at cost ...............	$133,804,954  	$127,028,159
     Less - Accumulated provision for
       depreciation .........................	 (38,308,798)	  (34,929,481)

         Net gas plant	                       $ 95,496,156	  $ 92,098,678

   Current Assets
      Cash and cash equivalents .............	$    248,588	  $    118,536
      Accounts receivable, less accumulated
        provisions for doubtful accounts of
        $138,514 and $120,001 in 1999 and
        1998, respectively ..................	   1,629,883	   2,538,800
      Gas in storage, at average cost .......	   3,501,177	   2,050,000
      Materials and supplies, at first-in,
        first-out cost ......................	     664,830	     520,362
      Prepayments ...........................	     188,089	     241,731

         Total current assets	                $  6,232,567	  $ 5,469,429

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,236,009). $   339,450	  $   339,215
      Note receivable from officer ...........	    122,000	      110,000
      Unamortized debt expense and other
        (Note 6) .............................	  5,282,944	    4,849,291

         Total other assets	                   $ 5,744,394 	$  5,298,506

            Total assets	                     $107,473,117	 $102,866,613




The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,	                                     1999	      1998

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common shareholders' equity ..........	  $ 29,912,007	  $ 29,810,294
      Long-term debt (Notes 6 and 7)........	    51,699,700	    52,612,494

         Total capitalization ..............  	$ 81,611,707	  $ 82,422,788

   Current Liabilities
      Notes payable (Note 5) ...............   $  5,695,000	  $  1,875,000
      Current portion of long-term
        debt (Notes 6 and 7)................	     2,450,000	     1,790,000
      Accounts payable .....................	     2,324,383	     2,050,628
      Accrued taxes ........................	       954,675	     1,085,766
      Refunds due customers ................	        41,349	       117,123
      Advance recovery of gas costs (Note 1)     	1,198,465	     1,148,019
      Customers' deposits ..................	       524,263	       438,134
      Accrued interest on debt .............     	1,225,903	     1,215,265
      Accrued vacation .....................	       584,014	       528,952
      Other accrued liabilities ............	       493,518	       485,018

         Total current liabilities	            $ 15,491,570	  $ 10,733,905

   Deferred Credits and Other
      Deferred income taxes ................	  $  8,826,655	  $  8,023,475
      Investment tax credits ...............	       567,800	       637,300
      Regulatory liability (Note 2) ........       	760,625	       831,425
      Advances for construction and other ..	       214,760	       217,720

         Total deferred credits and other	     $ 10,369,840	  $  9,709,920

   Commitments and Contingencies (Note 8) ..	  ____________   	____________
            Total liabilities and
            shareholders' equity ............ 	$107,473,117	  $102,866,613



The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in
Shareholders' Equity

For the Years Ended June 30,	              1999	           1998	        1997

Common Shares
   Balance, beginning of year .......$  2,375,093 	$   2,342,223	 $  1,903,580
     $1.00 par value of 38,849,
       32,870 and 438,643
       shares issued in 1999,
       1998 and 1997, respectively
         Public issuance of common
           shares..................        -	             -           	400,000
         Dividend reinvestment and
           stock purchase plan .......    32,551	        27,124	        31,187
       Employee stock purchase plan and
         other ......................      6,298	         5,746	         7,456

   Balance, end of year .... .......	$  2,413,942	 $   2,375,093	 $  2,342,223

Premium on Common Shares
   Balance, beginning of year . ....	$ 27,745,127	 $  27,203,311	 $ 20,572,132
     Premium on issuance of common shares
       Public issuance of common shares ..	  -            -         	6,000,000
       Dividend reinvestment and stock
         purchase plan ............      536,520	        446,432      	519,478
       Employee stock purchase plan and
         other ................... 	     104,547	        95,384	      111,701

   Balance, end of year . ...... ..	$ 28,386,194	 $  27,745,127	  $ 27,203,311

Capital Stock Expense
   Balance, beginning of year ..  	$ (1,917,020)	$  (1,917,020)	 $ (1,620,252)
      Issuance of common shares	            -    	         -    	    (296,768)
   Balance, end of year ...... ...	$ (1,917,020)	$  (1,917,020)	 $ (1,917,020)

Retained Earnings
   Balance, beginning of year  ...	$   1,607,094	$   1,846,055	  $  2,772,863
     Net income ...... ...........	    2,150,794	    2,451,272	     1,724,265
     Cash dividends declared on common
       shares (See Consolidated
       Statements of Income
         for rates) ..............	   (2,728,997)	   (2,690,233)	  (2,651,073)

   Balance, end of year ... .....	$   1,028,891	 $   1,607,094  	$  1,846,055


The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,	1999	1998

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 3 and 4)
     Authorized 6,000,000 shares
     Issued and outstanding 2,413,942 and
       2,375,093 shares in 1999 and
       1998, respectively  ................... 	$ 2,413,942	$ 2,375,093
   Premium on common shares ..................	 28,386,194	  27,745,127
   Capital stock expense .....................	 (1,917,020)	 (1,917,020)
   Retained earnings (Note 6) ................	  1,028,891	   1,607,094

      Total common shareholders' equity ......	$29,912,007	 $29,810,294

Long-Term Debt (Notes 6 and 7)
   Debentures, 8.3%, due 2026 ................	$15,000,000 	$15,000,000
   Debentures, 6 5/8%, due 2023 ..............	 12,886,000	  13,170,000
   Debentures, 7.15%, due 2018 . . . . . . . .  24,985,000	  25,000,000
   Promissory note from acquisition of under-
     ground storage, non-interest bearing,
     due through 2001 (less unamortized
     discount of $121,300 and $207,506 in
     1999 and 1998, respectively) 	              1,278,700	   1,192,494
   Other                                      	       -    	     40,000

     Total long-term debt .................	   $54,149,700	 $54,402,494


   Less amounts due within one year,
     included in current liabilities .......	   (2,450,000)	 (1,790,000)

      Net long-term debt ...................	  $51,699,700	 $52,612,494



         Total capitalization ..............  	$81,611,707 	$82,422,788



The accompanying notes to consolidated financial statements are an integral part of these statements.



DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies

(a) Principles of Consolidation -- Delta Natural Gas Company, Inc. ("Delta" or "the Company") has four wholly-owned subsidiaries. Delta Resources, Inc. ("Resources") buys gas and resells it to industrial customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Deltran, Inc. operates underground natural gas storage
facilities that it leases from Delta.   Enpro, Inc. owns and operates
production properties. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(b) Cash Equivalents -- For the purposes of the Consolidated Statements of Cash Flows, all temporary cash investments with a maturity of three months or less at the date of purchase are considered cash equivalents.

(c) Depreciation -- The Company determines its provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 3.2%, 3.1% and 3.0% of average depreciable plant for 1999, 1998, and 1997, respectively.

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

(g) Revenues and Customer Receivables -- The Company has 39,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable.

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

(i)  New Accounting Pronouncements -- Delta adopted SFAS No. 128,
"Earnings per Share", during fiscal 1998. The adoption of this standard had no effect upon current or prior period earnings per common share.

		Delta adopted SFAS No. 130, "Comprehensive Income", during fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the financial statements of the Company.

		Delta adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", during fiscal 1999. These statements do not affect the accounting recognition or measurements of transactions, but rather require expanded disclosures regarding financial results.

		In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for fiscal years beginning after June 15, 2000.
It will be effective for the Company's fiscal year 2001. Delta is currently not a party to any financial derivatives for hedging or other purposes. However, Delta is currently evaluating the terms of its commodity contracts (i.e., primarily gas purchase, sale and transportation contracts) to determine whether any of these contracts meet the definition of derivative instruments subject to the requirements of the new standard. As such, the Company is still evaluating the impact, if any, this standard will have on its financial statements.


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


                                              	     1999	       1998
Deferred Tax Liabilities
    Accelerated depreciation	                  $10,546,000	  $ 9,933,400
    Accrued pension	                               789,700	      568,900
    Debt expense 	                                 467,200	      487,400

       Total	                                  $11,802,900	  $10,989,700

Deferred Tax Assets
    Alternative minimum tax credits	           $ 1,521,100	  $ 1,274,100
    Regulatory liabilities	                        193,445	      486,245
    Deferred gas cost/unbilled revenue	            718,400	      670,100
    Investment tax credit	                         224,000	      251,400
    Other	                                         319,300  	    284,380

        Total	                                 $ 2,976,245	  $ 2,966,225

         Net accumulated deferred
           income tax liability	               $ 8,826,655	  $ 8,023,475



	The components of the income tax provision are comprised of the following for the years ended June 30:

                                          	1999	      1998	      1997
Components of Income Tax Expense
    Payable currently
       Federal	                       $  563,400	 $ 1,164,800	  $  242,200
       State	                             63,000	     265,600	     (31,300)
          Total	                      $  626,400	 $ 1,430,400	  $  210,900

    Deferred	                            612,700	     (29,400)	    753,900

          Income tax expense	         $1,239,100	 $ 1,401,000	  $  964,800


	Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:
                                         	  1999   	     1998  	      1997

Statutory federal income tax rate	          34.0 %	      34.0 %	     34.0 %
State income taxes net of federal benefit	   5.2	         5.0 	       5.0
Amortization of investment tax credit     	 (2.0)	       (1.8)    	  (2.6)
Other differences - net	                    (0.4)    	    (.2)	        -

     Effective income tax rate	             36.8 %	      37.0 %	     36.4 %



(3)  Employee Benefit Plans

(a) Defined Benefit Retirement Plan -- Delta has a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended March 31, 1999, and a statement of the funded status as of March 31 of both years, as recognized in the Company's consolidated balance sheets at June 30.


                                             	1999	           1998

Change in Benefit Obligation
Benefit obligation at beginning of year	   $ 6,745,269	   $ 6,345,500
Service cost	                                  467,417	       445,288
Interest cost	                                 471,939	       443,955
Actuarial (loss) gain	                         711,063	        (6,677)
Benefits paid	                                (109,322)	     (482,797)
Benefit obligation at end of year	         $ 8,286,366	   $ 6,745,269

Change in Plan Assets
Fair value of plan assets at
     beginning of year 	                   $ 8,637,638	   $ 6,835,393
Actual return on plan assets	                   44,213	     1,564,402
Employer contribution	                         615,921	       720,640
Benefits paid	                                (109,322)	     (482,797)
Fair value of plan assets at end of year	  $ 9,188,450	   $ 8,637,638

Funded status	                             $   902,084	   $ 1,892,369
Unrecognized net actuarial (loss) gain         512,737	      (869,909)
Unrecognized prior service cost	              (127,183)	     (169,577)

Prepaid benefit cost (included in other
 assets in the accompanying balance sheet) $ 1,287,638 	  $   852,883


	The assets of the plan consist primarily of common stocks, bonds and certificates of deposit. Net pension costs for the years ended June 30 include the following:

                                              	1999	      1998	      1997
Components of  Net Periodic
    Benefit Cost
Service cost                             	$ 467,417	  $ 445,288	  $ 405,386
Interest cost	                              471,939	    443,955	    392,539
Expected return on plan assets	            (715,385)	  (575,394)	  (502,414)
Amortization of prior service cost	         (42,804)	   (42,394)	   (42,394)
Net periodic benefit cost	                $ 181,167  	$ 271,455	  $ 253,117

Weighted-Average Assumptions as of March 31
Discount rate	                                 6.5%	         7%	         7%
Expected return on plan assets	                8  %	         8%	         8%
Rate of compensation increase	                 4  %	         4%	         4%


	SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", do not affect the Company, as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

(b) Employee Savings Plan -- The Company has an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute any whole percentage between 2% and 15% of their annual compensation. The Company will match 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. For 1999, 1998, and 1997, Delta's Savings Plan expense was $169,300, $156,000 and $151,000, respectively.

(c) Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees are eligible to participate. Under the terms of the Stock Plan, such employees can contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. The Company issues Delta common stock, based upon the fiscal year contributions, using an average of the last sale price of Delta's stock as quoted in NASDAQ's National Market System at the close of business for the last five business days in June and matches those shares so purchased. Therefore, stock equivalent to $113,000 was issued in July, 1999. The continuation and terms of the Stock Plan are subject to approval by Delta's Board of Directors on an annual basis. Delta's Board has continued the Stock Plan through June 30, 2000.


(4)  Dividend Reinvestment and Stock Purchase Plan

	The Company's Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Shares purchased under the Reinvestment Plan are authorized but unissued shares of common stock of the Company, and 32,551, 27,124, and 31,187 shares were issued in 1999, 1998, and 1997, respectively. Delta reserved 200,000 shares under the Reinvestment Plan in December, 1994, and as of June 30, 1999, there were 63,929 shares still available for issuance.


(5)  Notes Payable and Line of Credit

	Substantially all of the cash balances of Delta are maintained to compensate the respective banks for banking services and to obtain lines of credit; however, no specific amounts have been designated as compensating balances, and Delta has the right of withdrawal of such funds. At June 30, 1999 and 1998, the available line of credit was $25,000,000 of which $5,695,000 and $1,875,000 had been borrowed at an interest rate of 5.51%, and 6.885% for 1999 and 1998, respectively. The maximum amount borrowed during 1999 and 1998 was $9,435,000 and $20,160,000, respectively. The interest on this line is, at the option of Delta, either at the daily prime rate or is based upon certificate of deposit rates. The current line of credit must be renewed during November, 1999.

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


(7)  Fair Values of Financial Instruments

	The fair value of the Company's debentures is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debentures at June 30, 1999 and 1998 was estimated to be
$49,810,000 and $54,387,000, respectively.   The carrying amount in the
accompanying consolidated financial statements as of June 30, 1999 and 1998 is $52,871,000 and $53,170,000, respectively.

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


(10)  Operating Segments
Delta adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services in geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Delta's chief operating decision making group is the Company's officers.

The Company has two segments (i) a regulated natural gas distribution, transmission and storage segment, and (ii) an unregulated segment which participates in related ventures, consisting of natural gas marketing and production. The Company operates in a single geographic area of central and southeastern Kentucky.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies and Principles of Consolidation in
Note 1 of the Notes to Consolidated Financial Statements. Because the Company earns revenues on the transportation of natural gas in its regulated segment, management evaluates the performance of the unregulated natural gas marketing subsidiaries based on the additional margin added from their sales and their ability to maintain contact with customers who choose to transport on the regulated system. Inter-segment transportation revenue/expense is recorded at Delta's tariff rates. Transfer pricing for sales of gas between segments is at cost. Operating expenses, taxes and interest are allocated to the unregulated segment.

Segment information is shown below for the periods:


 ($000)	                         1999	             1998	            1997

Revenues
      Regulated
         External customers     30,000           	34,550          	34,567
         Intersegment	           5,496  	          5,187  	         3,602
           Total regulated   	  35,496           	39,737          	38,169
      Non-regulated
         External customers      8,672  	          9,708           	7,602
         Intersegment	          15,881  	         14,467     	     13,999
           Total non-regulated 	24,553           	24,175          	21,601
      Eliminations for
        intersegment	          (21,377)	         (19,654)	        (17,601)
           Total operating
             revenues	          38,672  	         44,258  	        42,169


Expenses
      Operating expenses
         Regulated
            Depreciation	         3,804           	3,399           	2,896
            Income taxes	         1,001           	1,089             	772
            Other                24,398          	28,984          	29,438

      Total regulated	           29,203        	  33,472  	        33,106
      Non-regulated
           Depreciation             	37              	46              	39
           Income taxes	            238             	312             	193
           Other                 23,838          	23,277           21,043

      Total non-regulated	       24,113  	        23,635        	  21,275
      Eliminations for
          intersegment	         (21,296)       	 (19,581)         (17,527)
             Total operating
               expenses	         32,020  	        37,526  	        36,854

Other Income and Deductions
      Regulated	                     25  	            37              	41
      Non-regulated	                  9  	            31  	             -
            Total other income
            and  deductions	         34  	            68  	            41

Interest Charges
      Regulated                  	4,552           	4,380           	3,695
      Non-regulated	                 64              	42              	11
         Eliminations for
            intersegment	           (81)	            (73)	            (74)
          Total interest charges  4,535  	         4,349  	         3,632


Net Income
      Regulated	                  1,766           	1,922           	1,409
      Non-regulated	                385  	           529  	           315
            Total net income	     2,151  	         2,452  	         1,724


Assets
      Regulated	                105,716         	101,016          	94,407
      Non-regulated	              1,757     	      1,851  	         2,274
           Total assets	        107,473  	       102,867  	        96,681

Capital Expenditures
      Regulated                  	7,981          	11,192          	16,648
      Non-regulated	                  1  	             2  	             -
        Total capital
         expenditures	            7,982  	        11,194      	    16,648


(11)	Quarterly Financial Data

	The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.


                                                          Basic and
                                                       Diluted Earnings
Quarter        Operating    Operating     Net Income      (Loss) per
Ended          Revenues     Income          (Loss)     Common Share(a)

Fiscal 1999
September 30	 $ 4,938,135	 $  431,693	  $  (693,777)	   $  (.29)
December 31	    8,630,074	  1,415,274	      252,775	        .11
March 31	      16,890,711	  3,651,078	    2,515,336	       1.05
June 30	        8,213,318	  1,154,025	       76,460	        .03

Fiscal 1998

September 30	 $ 5,215,272	 $  181,905	  $  (813,982)	   $  (.35)
December 31	   11,787,820	  1,726,169	      591,812  	      .25
March 31	      18,305,458	  3,442,234	    2,366,329	       1.00
June 30	        8,949,450	  1,381,551	      307,113	        .14

(a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.




SCHEDULE II


                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


Column A             Column B         Column C            Column D     Column E
                                            Additions          Deductions

                     Balance                Charged to
                       at       Charged to    Other       Amounts     Balance
                    Beginning   Costs and   Accounts-   Charged Off      at End
Description         of Period    Expenses   Recoveries   or Paid      of Period

Deducted From the
sset to Which it
Applies - Allowance
for doubtful accounts
for the years ended:

June 30, 1999		    $  120,001   $  213,385  $   48,888  $   243,760  $  138,514
June 30, 1998			   $  113,945   $  369,870  $   46,013	 $   409,827  $  120,001
June 30, 1997			   $  105,756	  $  220,000  $   27,402	 $   239,213  $  113,945





           DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
            COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
            TO FIXED CHARGES



                            	1999	     1998	      1997	     1996	       1995

Earnings:
  Net income. . . . . . .	$2,150,794	$2,451,272	$1,724,265	$2,661,349	$1,917,735
  Provisions for income
    taxes . . . . . . . . 	1,239,100 	1,401,000	   964,800	 1,559,500	 1,042,400
  Fixed charges . . . . .	 4,534,936	 4,348,498	 3,632,191	 2,808,209	 2,387,935

       Total	             $7,924,830	$8,200,770	$6,321,256	$7,029,058	$5,348,070


Fixed Charges:
  Interest on debt. . . .	$4,373,776	$4,223,946	$3,516,825	$2,719,409	$2,299,135
  Amortization of debt
    expense. . . . . . .	    161,160	   124,552	   115,366	    88,800	    88,800

       Total	             $4,534,936	$4,348,498	$3,632,191	$2,808,209	$2,387,935


Ratio of Earnings to
Fixed Charges	                1.75x	      1.89x	     1.74x	      2.50x	    2.24x





                                   											EXHIBIT 21


Subsidiaries of the Registrant



	Delgasco, Inc., Deltran, Inc., Enpro, Inc. and Delta Resources, Inc. are wholly-owned subsidiaries of the Registrant, are incorporated in the state of Kentucky and do business under their corporate names.





                                         				EXHIBIT 23



CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



		As independent public accountants, we hereby consent to the incorporation of our report dated August 16, 1999, included in this Form 10-K, into the Company's previously filed Registration Statement No. 33-56689, relating to the Dividend Reinvestment and Stock Purchase Plan of the Company.


	                      			           Arthur Andersen LLP



	Louisville, Kentucky
	September 10, 1999