Form 10-Q
period 1999-09-30
DELTA NATURAL GAS CO INC
filed 1999-11-10
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

	Washington, DC  20549

	FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

            	Common Shares, Par Value $1.00 Per Share
  	    2,428,182 Shares Outstanding as of September 30, 1999.


	PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


       	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

              	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                        	Three Months Ended		       Twelve Months Ended
                           	September 30		               September 30
                         	1999		       1998		       1999		         1998


OPERATING REVENUES	  $	4,753,043		 $	4,938,135		$	38,487,145		$	43,978,166

OPERATING EXPENSES
  Purchased gas	     $	1,259,111	 	$	1,521,079		$	16,206,022		$	21,911,879
  Operation and
      maintenance		    2,308,117	   	2,152,048		  	9,293,176			  8,888,290
  Depreciation and
     depletion		         974,067			    938,929			  3,876,133		  	3,538,158
   Taxes other than
      income taxes		     347,201			    311,161		  	1,371,017	  		1,192,765
  Income taxes		        (480,075)		  	(416,775) 			1,175,800	  		1,465,425

    Total operating
        expenses	    $	4,408,421		 $	4,506,442	 $	31,922,148		$	36,996,517

OPERATING INCOME	    $  	344,622	 	$  	431,693		$	 6,564,997		$ 	6,981,649

OTHER INCOME AND
   DEDUCTIONS, NET		       4,582			      4,595		     	33,646			     68,093

INCOME BEFORE INTEREST
   CHARGES	            $	349,204		 $	  436,288		$ 	6,598,643	 	$	7,049,742

INTEREST CHARGES		     1,151,063		  	1,130,065			  4,555,934		  	4,478,264

NET INCOME (LOSS)	    $	(801,859)		$	 (693,777)	$ 	2,042,709	 	$	2,571,478

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING		 2,417,032		  	2,382,071		  	2,402,942		  	2,368,302

BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE	   $    	(.33)		$     	(.29)		$     	0.85		 $	     1.09

DIVIDENDS DECLARED PER
  COMMON SHARE	       $    	.285 		$	     .285 		$	     1.14	 	$      	1.14



	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	           September 30, 1999  	June 30, 1999	     September 30, 1998

GAS UTILITY PLANT	    $	136,506,274		   $	133,804,954	     $	129,173,462
  Less-Accumulated provision
    for depreciation			(39,225,816)	    		(38,308,798)		    	(35,976,662)
      Net gas plant			$	97,280,458		     $	95,496,156	      	$93,196,800

CURRENT ASSETS
  Cash and cash
     equivalents		    $   	182,052	     	$   	248,588	     	$	   194,422
  Accounts receivable
      - net			             623,019		       	1,629,883		       	1,416,525
  Gas in storage				     5,591,253			       3,501,177		       	4,106,886
  Materials and supplies			723,914			         664,830		         	547,122
  Prepayments					         186,466		         	188,089		         	246,809
    Total current assets $7,306,704		     $	6,232,567	     	$	 6,511,764

OTHER ASSETS
  Cash surrender value of
    officers' life
    insurance		           $ 	339,450		    $	   339,450	        	$	347,789
  Note receivable from
     officer		               116,000		        	122,000			         104,000
  Unamortized debt expense
       and other		         5,542,111		      	5,282,944		       	4,719,301
      Total other assets $	5,997,561		     $	5,744,394	      	$	5,171,090
        Total assets			$	110,584,723	   	$	107,473,117	    	$	104,879,654

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders'
    equity		            $	28,662,526		    $ 29,912,007	    	$	28,660,763
  Long-term debt				     	51,570,208			     51,699,700		     	52,507,485
   Total capitalization $	80,232,734		    $	81,611,707	    	$	81,168,248

CURRENT LIABILITIES
  Notes payable		       $	10,980,000		     $	5,695,000	     	$	7,050,000
  Current portion of
    long-term debt		       2,450,000		      	2,450,000		      	1,790,000
  Accounts payable				     2,474,303		      	2,324,383		      	1,854,078
  Accrued taxes					         461,682			        954,675		        	245,527
  Refunds due customers				   39,002			         41,349		         	89,604
  Advance recovery of gas
     costs		                 609,839			      1,198,465			          1,894
  Customers' deposits			    	544,469			        524,263		        	449,093
  Accrued interest on debt 1,574,214		      	1,225,903		      	1,591,563
  Accrued vacation			       	584,014		        	584,014		        	528,952
  Other accrued liabilities		388,415			        493,518			        404,810
      Total current liabilities	$	20,105,938		$	15,491,570		$	14,005,521

DEFERRED CREDITS AND OTHER
  Deferred income taxes			$	8,826,655		     $	8,826,655	    	$	8,023,475
  Investment tax credits			   567,800			        567,800		       	637,300
  Regulatory liability			    	754,250			        760,625		       	825,050
  Advances for construction
    and other		                97,346			        214,760		       	220,060
      Total deferred credits
        and other	       $	10,246,051		    $	10,369,840		    $	9,705,885
	  Total liabilities and
    shareholders' equity		$110,584,723		   $107,473,117		    $104,879,654




  	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
          	CONSOLIDATED STATEMENTS OF CASH FLOWS
                        	(UNAUDITED)

                      						Three Months Ended		        Twelve Months Ended
                               	September 30		             September 30
                            	1999	       	1998		       1999		          1998
CASH FLOWS FROM OPERATING
 ACTIVITIE
  Net income (loss) 			  $	(801,859)		$	(693,777)	 	$	2,042,709		$	2,571,478
  Adjustments to reconcile net
    income (loss) to net cash from
    Operating activities:
      Depreciation, depletion
       and amortization		 1,059,357			 1,036,810		   	4,090,105	 		3,884,545
      Deferred income taxes
        and investment tax
        credits			           (6,375)			   (6,375)		    	662,880		   	(35,775)
      Other, net				       	174,651		   	210,903		     	633,546		   	749,201
  (Increase) decrease in other
    assets	             	(2,044,655) 	(2,047,348) 			(1,138,423)			1,244,226
  Increase (decrease) in other
    liabilities				       	(199,420)	 		(754,919)		    	779,758			(1,288,995)
      Net cash provided by
       (used in) operating
       activities	     $	(1,818,301) $(2,254,706)   $	7,070,575	 $	7,124,680

CASH FLOWS FROM INVESTING
 ACTIVITIE
  Capital expenditures	$	(2,933,613) $	(2,262,654)  $(8,606,999) $	(9,141,669)
      Net cash used in
        investing
        activities		   $	(2,933,613) $	(2,262,654)  $(8,606,999 	$	(9,141,669)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common
    stock		            $	  (690,460) $	  (679,190)		$	(2,740,266) $(2,699,928)
  Issuance of common
    stock, net		            242,838			    223,436		     	699,320	   		597,213
  Issuance of long-term
     debt, net		                -          			-          			-   			23,707,499
  Repayment of long-term
     debt		                (152,000)		  	(126,000)	   		(365,000) (11,128,104)
  Issuance of notes
    payable 	            	7,160,000		  	7,205,000		  	21,570,000			25,175,000
  Repayment of notes
    payable 	           	(1,875,000)			(2,030,000)  	(17,640,000)	(33,610,000)
      Net cash provided
        by financing
        activities	     $	4,685,378	 	$	4,593,246	  	$	1,524,054		$	2,041,680

NET INCREASE (DECREASE)
  IN	CASH AND CASH
  EQUIVALENTS	          $  	(66,536)		$	   75,886	  	$  	(12,370)		$  	24,691

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD			    	248,588		    	118,536	     		194,422		   	169,731

CASH AND CASH EQUIVALENTS,
 END OF PERIOD				      $  	182,052		 $	  194,422	  	$  	182,052	 	$ 	194,422

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest			        		$  	843,042	 	$  	794,057	  	$	4,734,443 		$	4,264,865
   Income taxes (net of
     refunds)          	$  	199,531	 	$  	380,400 	 	$  	531,154 		$	1,459,564





       	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

        	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1)		Delta Natural Gas Company, Inc. (Delta or the Company)
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

(2)		The accompanying information reflects, in the opinion of
management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June
30, 1999 for additional footnote disclosures, including a summary of significant accounting policies.

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

(4) On March 23, 1998, Delta completed the issuance and sale of $25,000,000 of 7.15% Debentures that mature in March, 2018. The net proceeds of approximately $24.1 million were used to repay short-term notes payable and to redeem the Company's 9% Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000 was completed on April 30, 1998. Loss on extinguishment of debt of $632,000, which included $332,000 of unamortized debt issuance expense and call premium of $300,000 on the redeemed 9% Debentures, was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

(5) On July 2, 1999, Delta filed a request for increased rates with the PSC. This general rate case (Case No. 99-176) requested an annual revenue increase of $2,500,000, an increase of 6.8%. The test year for the case was December 31, 1998. The rates were suspended by the PSC for a period expiring December 31, 1999, after which time Delta may bill the proposed rates subject to refund. The proposed changes included a weather normalization tariff whereby Delta would be permitted to adjust rates for the billing months of November through March to reflect variations from normal weather, as well as proposed alternative regulatory tariffs that would provide for annual adjustments in Delta's rates to reflect budgeted plans and to adjust to a target rate of return. A public hearing for cross examination of witnesses was held at the PSC on October 28 and 29, 1999, and the case is now before the PSC for a decision.

(6) External and intersegment revenues and income (loss) by business segment are shown below:

($000)	                   Three Months Ended      Twelve Months Ended
                             September 30             September 30
				                      1999	         1998	      1999	         1998
Revenues
	Regulated
		External customers	    $ 2,881	    $  2,873	   $ 30,007	     $ 34,429
		Intersegment	            1,281	       1,251	      5,527	        5,298
			Total regulated	      $ 4,162	    $  4,124	   $ 35,534	     $ 39,727
	Non-regulated
		External customers	      1,872	       2,065	      8,480	        9,549
		Intersegment	            3,842	       6,353	     13,369	       18,292
			Total non-regulated	  $ 5,714	     $ 8,418	   $ 21,849     	$ 27,841
	Eliminations for
    intersegment	         (5,123)	     (7,604)   	(18,896)	     (23,590)
			Total operating
     revenues	           $ 4,753	    $  4,938	   $ 38,487	     $ 43,978

Net Income (Loss)
	Regulated	              $  (900)   	$   (829)	  $   1,694    	$  2,064
	Non-regulated	               98	         135	         349	         507
			Total net income
     (loss)             	$  (802)   	$   (694)	  $   2,043	    $  2,571




(7) 		On July 1, 1999, the Company adopted Statement of Position
("SOP") 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use." The adoption of this SOP did not and is not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.

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

	Capital expenditures for Delta for fiscal 2000 are expected to be $9.9 million. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25,000,000, of which $10,980,000 was borrowed at September
30, 1999. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 1999 at which time Delta plans to extend the line of credit through November, 2000. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.

	The primary cash flows during the three and twelve month periods ending September 30, 1999 and 1998 are summarized below:

                              		Three Months Ended September 30,
                               		1999	                   	1998
	Used in operating
	   activities	                 $	(1,818,301)	     	$	(2,254,706)
	Used in investing activities	   	(2,933,613)		      	(2,262,654)
	Provided by financing
      activities	             	    4,685,378		    	    4,593,246
	Net increase (decrease) in
  cash and cash equivalents	    $	   (66,536)		     $	    75,886




                                   		Twelve Months Ended September 30,
                                      		1999	                	1998
	Provided by operating
	   activities	                        $	7,070,575		     $	7,124,680
	Used in investing activities	         	(8,606,999)	    		(9,141,669)
	Provided by financing activities        1,524,054	        2,041,680
	Net increase (decrease) in cash
   and cash equivalents	               $	  (12,370)		    $	   24,691


RESULTS OF OPERATIONS

Operating Revenues

	A comparison of Delta's revenues and volumes for the three and twelve months ended September 30, 1999 with the same periods in the preceding year are set forth below:

		Increase or (Decrease)
1999 Compared with 1998

                            		Three months ended	       Twelve months ended
                                September 30                 September 30
Retail sales
	Variation in gas rates	         $   67,000	              $ (2,946,000)
	Variation in sales volume	        (302,000)	               (2,793,000)
Transportation	                      50,000	                   248,000
		                               $ (185,000)             	$ (5,491,000)

Volumes sold at retail (Mcf)	       (82,000)	                 (570,000)
Volumes transported (Mcf)	         (100,000)	                  369,000


Billed heating degree days were 89.5% of thirty year average
("normal") degree days for the twelve months ended September 30, 1999 as compared with 93.0% in 1998.

Operating Expenses

	The decreases in purchased gas expense of $262,000 and $5,706,000 for the three and twelve months ended September 30, 1999, respectively, were due primarily to the decreased gas purchases for retail sales resulting from the warmer winter weather in 1999 and decreases in the cost of gas purchased for retail sales.

	The increases in depreciation and depletion expense for the three and twelve months ended September 30, 1999 of $35,000 and $338,000, respectively, were primarily due to additional depreciable plant.

	The increases in taxes other than income taxes for the three and twelve months ended September 30, 1999 of $36,000 and $178,000, respectively, were primarily due to increased property taxes which resulted from increased plant and property valuations, and to increased payroll taxes, which resulted from increased wages.

	The decreases in income taxes for the three and twelve months ending September 30, 1999 of $63,000 and $290,000, respectively, were primarily due to decreased net income.


THE "YEAR 2000" ISSUE

		The Company is working to determine the potential impact of the Year 2000 on the ability of Delta's computerized information systems to process accurately information that may be date-sensitive. Any of Delta's programs that recognize a date using
"00" as the Year 1900 rather than the Year 2000 could result in errors or system failures. The Company uses a number of computer programs across its entire operation.

		In recent years, Delta has replaced virtually all of its financial computer systems (both hardware and software) with systems from third party vendors who certify their products as being Year 2000 compliant.

		The Company has established a Year 2000 committee, comprised of members of management, which has coordinated an extensive inventory of all operational systems, including information technology (IT) hardware and software as well as non-IT embedded systems such as process controls for gas delivery and metering systems and service providers.

		The Committee is assessing the likelihood of miscalculations or system failures as a result of these items, systems or service providers. The Company has currently assessed and deems compliant approximately 98% of these inventoried items, systems and service providers. This assessment and compliance percentage for the items
Delta deems as "critical" stands at 98%.   The Company has
substantially completed all Year 2000 remediation and testing activities.

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



	PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1999.


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


                     					   DELTA NATURAL GAS COMPANY, INC.
                     					   (Registrant)

                             	/s/Glenn R. Jennings________________
DATE:  November 10, 1999	        Glenn R. Jennings
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