Form 10-Q
period 1999-12-31
DELTA NATURAL GAS CO INC
filed 2000-02-10
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                           	Washington, DC  20549

                                  	FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999


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

              	Common Shares, Par Value $1.00 Per Share
           	2,436,419 Shares Outstanding as of December 31, 1999.


PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
       	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

         	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                Three Months Ended        Six Months Ended       Twelve Months Ended

                                   December 31              December 31              December 31

                                  1999      1998            1999          1998       1999           1998




OPERATING REVENUES	            $	9,964,446		$	8,630,074		$	14,717,489		$	13,568,209		$	39,821,517		$	40,823,124

OPERATING EXPENSES
  Purchased gas	               $	4,070,707		$	3,560,085		$	 5,329,818		$	 5,081,164		$	16,704,642		$	19,094,583
  Operation and maintenance		    2,337,947			2,232,268			4,646,064			 4,384,316			9,398,854			8,901,768
  Depreciation and depletion		     989,753			961,346			1,963,820			 1,900,275			3,904,541			3,651,099
  Taxes other than income taxes		  332,522			323,076		 	679,723			   634,237			1,380,463			1,243,443
  Income taxes		                   364,225			138,025			(115,850)			  (278,750)			1,404,100			1,261,475


    Total operating expenses	  $	8,095,154		$	7,214,800		$	12,503,575		$	11,721,242		$	32,792,600		$	34,152,368

OPERATING INCOME	              $	1,869,292		$	1,415,274		$	2,213,914		$	 1,846,967		$	7,028,917		$	6,670,756

OTHER INCOME AND DEDUCTIONS, NET	   	7,700			10,487			12,282			    15,082			26,960			72,059

INCOME BEFORE INTEREST CHARGES	$	1,876,992		$	1,425,761		$	2,226,196		$	 1,862,049		$	7,055,877		$	6,742,815

INTEREST CHARGES	               	1,243,674			1,172,986			2,394,737			 2,303,051			4,632,622			4,510,374

NET INCOME (LOSS)               	$	633,318		$	252,775		$	  (168,541)		$	  (441,002)		$	2,423,255		$	2,232,441

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING	           	2,424,747			2,390,737			2,420,809			 2,386,177			2,411,344			2,376,645

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE       	$     .26		$	     .11   $    (.07)		 $	  (.18)   $	     1.00  		$         .94


DIVIDENDS DECLARED PER
  COMMON SHARE	                  $	   .285		$	    .285		 $	    .57		  $	   .57		  $	1.14		$   1.14


         	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	                    December 31, 1999	 June 30, 1999   December 31, 1998

UTILITY PLANT	              $	139,959,214	   	$	133,804,954		   $	131,386,516
  Less-Accumulated provision
    for depreciation	       		(40,213,472)		   	(38,308,798)		   	(36,790,643)
      Net utility plant			  $ 	99,745,742		   $ 	95,496,156		   $ 	94,595,873

CURRENT ASSETS
  Cash and cash equivalents		$   	350,108	   	$ 	   248,588		    $	422,379
  Accounts receivable - net		  	2,445,288		      	1,629,883	   		1,903,643
  Gas in storage				            3,718,333		      	3,501,177		   	3,364,903
  Deferred gas cost				        	2,327,254		           	-   	   		1,354,892
  Materials and supplies			       565,387		        	664,830		     	451,812
  Prepayments					                 36,390		        	188,089		     	106,884
      Total current assets		$  	9,442,760	   	$  	6,232,567	  	$	7,604,513

OTHER ASSETS
  Cash surrender value of
    officers' life insurance		$	  339,450		   $	    339,450		  $	  347,789
  Note receivable from officer	  	110,000			        122,000		     	134,000
  Unamortized debt expense
      and other		               5,341,830		       	5,282,944		  	4,589,311
      Total other assets		    $	5,791,280	    	$ 	 5,744,394		 $	5,071,100

        Total assets		      	$	114,979,782	   	$	107,473,117		$	107,271,486

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders'
         equity		            $	28,728,396		    $	29,912,007	 	$	28,351,812
  Long-term debt					          50,518,921	     		51,699,700		  	51,757,845
     Total capitalization		  $	79,247,317	    	$	81,611,707		 $	80,109,657

CURRENT LIABILITIES
  Notes payable		            $	16,700,000		    $ 	5,695,000	 	$ 	9,030,000
  Current portion of long-
      term debt		               2,450,000			      2,450,000	   		2,450,000
  Accounts payable				          2,467,220		      	2,324,383	   		2,870,630
  Accrued taxes				              	572,039			        954,675		     	(43,869)
  Refunds due customers			        	79,693		         	41,349		      	72,839
  Advance recovery of gas costs     		-   	     		1,198,465		         	-
  Customers' deposits			         	550,986			        524,263			     594,863
  Accrued interest on debt			   1,328,555	      		1,225,903		   	1,220,198
  Accrued vacation	            			584,014		        	584,014	     		528,952
  Other accrued liabilities			   	359,359	        		493,518		     	382,906
      Total current liabilities	$	25,091,866	 	$	15,491,570	 	$	17,106,519

DEFERRED CREDITS AND OTHER
  Deferred income taxes			     $	9,281,914	    	$	8,826,655  		$	8,436,725
  Investment tax credits		        	536,100			       567,800		     	602,550
  Regulatory liability				         726,975			       760,625		     	795,975
  Advances for construction
       and other	                  	95,610		       	214,760		     	220,060
      Total deferred credits
       and other	             $	10,640,599		   $	10,369,840		 $	10,055,310

  Total liabilities and
      shareholders' equity	  	$114,979,782 		  $107,473,117		 $107,271,486




         	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 	(UNAUDITED)
                         						Six Months Ended	   	Twelve Months Ended
                                 	December 31		         December 31
                             	1999		        1998		  1999		         1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)		    	$	(168,541)		$	(441,002)		$	2,423,255		$	2,232,441
  Adjustments to reconcile net
    Income (loss) to net cash
    From operating activities:
      Depreciation, depletion
        and amortization				2,150,668			2,238,006			4,176,610			  4,307,282
      Deferred income
        taxes and investment
        tax credits			        389,909		  	343,050		  	709,739			    (98,925)
      Other, net			         		490,710		  	387,858	  		831,656	    		705,594
  (Increase)decrease in other
       assets		            (4,968,439) (3,011,834)	 (3,369,493)	  2,594,114
  Increase(decrease) in other
       liabilities			        (325,389)   (292,027)			  190,897	   (2,297,513)
      Net cash provide by
       (used in) operating
        activities	       $ (2,431,082)  $ (775,949)		$4,962,664		 $7,442,993

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures  $	(6,239,328)		$	(4,820,728)	$(9,338,263) 	$(8,355,710)
      Net cash used in
        investing
        activities		    $	(6,239,328)		$	(4,820,728) $(9,338,263) 	$(8,355,710)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common
      stock		          $	(1,383,228)		$(1,360,481)		$	(2,751,745) $	(2,709,382)
  Issuance of common
    stock, net		            368,158			    343,001			     705,074		    	573,055
  Issuance of long-term
    debt, net					              -            -   	        -         23,797,796
Repayment of long-term
    debt		               (1,218,000)		  	(237,000)	 		(1,320,001) 	(10,405,777)
  Issuance of notes
    payable		            15,805,000		 	12,140,000		  	25,280,000			21,735,000
  Repayment of notes
    payable		            (4,800,000)			(4,985,000)			(17,610,000) 	(32,100,000)
      Net cash provided by
        financing
        activities		    $	8,771,930		 $	5,900,520		  $	4,303,328		  $	890,692

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS	          $  	101,520	 	$  	303,843	  	$ 	(72,271)	  	$  	(22,025)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD		    		248,588		    	118,536		    	422,379	      		444,404

CASH AND CASH EQUIVALENTS,
 END OF PERIOD			     	 $  	350,108	 	$	  422,379		  $	 350,108	   	$ 	422,379

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the
   period for:
   Interest					        $	2,086,716	 	$	2,378,698	 	$	4,811,131		  $	4,520,604
   Income taxes (net of
        refunds)	       $	  211,452		 $	  380,400		 $	  543,075		  $ 1,456,400



        	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)		Delta Natural Gas Company, Inc. ("Delta" or "the Company") has
four wholly-owned subsidiaries. Delta Resources, Inc. ("Resources") buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources, to customers not on Delta's system and to Delta for system supply. Deltran, Inc., now inactive, operated an underground natural gas storage field that it leased from Delta through December 31, 1999. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2)		The accompanying information reflects, in the opinion of
management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1999 for additional footnote disclosures, including a summary of significant accounting policies.

(3)		Effective November 30, 1997, Delta received approval from the
Kentucky Public Service Commission ("PSC") for an annual revenue increase of $1,670,000. This resulted from a general rate case that Delta had filed with the PSC during March, 1997. Effective May 1,
1998, Delta received approval from the PSC for an additional annual revenue increase of $117,000 in this rate case, resulting from a rehearing of certain tax related items.

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

(5)		On December 27, 1999, Delta received approval from the PSC for an annual revenue increase of $420,000. This resulted from a general rate case that Delta had filed with the PSC during July, 1999. The new tariffs include a weather normalization tariff whereby Delta is permitted to adjust rates for the billing months of November through March to reflect variations from normal weather. The new rates are effective for service on and after January 1, 2000.


(6)		External and intersegment revenues and income(loss) by business segment are shown below:

			($000)   1999
                           Three Months        Six Months     Twelve Months
                              Ended              Ended            Ended
                       December 31, 1999	  December 31, 1999	 December 31, 1999
Revenues
	Regulated
		External customers	       6,473	               9,354	              30,368
		Intersegment	             1,754	               3,035	               5,802
			Total regulated	         8,227	              12,389	              36,170
	Non-regulated
		External customers	       3,491	               5,363	               9,454
		Intersegment	             3,391	               7,233	              14,279
			Total non-regulated	     6,882	              12,596	              23,733
	Eliminations for
  intersegment
                           (5,145)	            (10,268)	            (20,081)


Total operating revenues	   9,964	              14,717	              39,822

Net Income (Loss)
	Regulated	                   292	                (608)	              1,842
	Non-regulated	               341	                 439	                 581
			Total net income (loss)	   633	                (169) 	             2,423




1998
                     Three Months           Six Months         Twelve Months
                        Ended                 Ended                 Ended
                   December 31, 1998	    December 31, 1998    December 31, 1998
Revenues
	Regulated
		External customers	     6,114 	              8,987	                31,574
		Intersegment	           1,480 	              2,731	                 5,399
			Total regulated	       7,594	              11,718	                36,973
	Non-regulated
		External customers	     2,516	               4,581	                 9,249
		Intersegment 	          2,412	               8,765	                17,990
			Total non-regulated	   4,928	              13,346	                27,239

	Eliminations for
   intersegment	         (3,892)	            (11,496)	              (23,389)
			Total operating
       revenues	          8,630	              13,568	                40,823

Net Income (Loss)
	Regulated	                 146	                (683)	                1,711
	Non-regulated	             107	                 242	                   521
			Total net income (loss)  253	                (441)	                2,232




(7)		On July l, 1999, the Company adopted Statement of Position
("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of this SOP did not and is
	not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.


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

	Capital expenditures for Delta for fiscal 2000 are expected to be $9.9 million, of which $6.2 million was expended during the six months ended December 31, 1999. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $16.7 million was borrowed at December 31, 1999. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 2000. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998 when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10 million.


	The primary cash flows for the six and twelve month periods ending December 31, 1999 and 1998 are summarized below:

                                 		Six Months Ended December 31
                                   		 1999		              1998
	Used in operating activities	    $	(2,431,082) 	    	$	(775,949)
	Used in investing activities			    (6,239,328)		     (4,820,728)
	Provided by financing activities		  8,771,930			      5,900,520
	  Net increase in cash
	  and cash equivalents          	$	   101,520		      $ 	303,843


                                 		Twelve Months Ended December 31
                                    		 1999		              1998
	Provided by operating activities 	$	4,962,664		        $	7,442,993
	Used in investing activities	     	(9,338,263)		       	(8,355,710)
	Provided by financing activities	  	4,303,328		           	890,692
	  Net decrease in cash
	  and cash equivalents           	$  	(72,271)	       	$  	(22,025)




RESULTS OF OPERATIONS

Operating Revenues

	A comparison of Delta's revenues and volumes for the three, six and twelve months ended December 31, 1999 with the same periods in the preceding year are set forth below:


                        Increase or (Decrease) 1999 Compared with 1998
		                        	Three Months     Six Months      Twelve Months
                               Ended          Ended             Ended
                            December 31		  December 31       December 31
Retail sales
	Variation in gas rates		  $  171,000		    $  191,000		      $(2,458,000)
	Variation in sales volume  1,107,000	 	      852,000		        1,246,000
Transportation		               56,000		       106,000		          210,000
			                        $1,334,000		    $1,149,000		      $(1,002,000)

Volumes sold at retail (Mcf)   35,000		        24,800	 	         135,000
Volumes transported (Mcf)		   196,000		       248,000	 	         500,000


Heating degree days billed were 49%, 48% and 90%, of the thirty-year average ("normal") for the three, six and twelve months ended December 31, 1999, as compared with 47%, 46% and 83% for the similar periods of 1998.



Operating Expenses

	The increases in purchased gas expense for the three and six months ended December 31, 1999 of $511,000 and $249,000, respectively, were due primarily to increased gas purchases for retail sales resulting from the colder weather in 1999.

	The decrease in purchased gas expense for the twelve months ended December 31, 1999 of $2,390,000 was primarily due to decreases in the cost of gas purchased for retail sales. This decrease was partially offset by increased gas purchases for retail sales resulting from the colder weather in 1999.

	The increases in income taxes for the three, six, and twelve months ended December 31, 1999, of $226,000, $163,000 and $143,000, respectively, were primarily due to increases in pre-tax income.



                  	PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1999.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	(a)	The Registrant held its annual meeting of shareholders on
November 18, 1999.


	(b)	Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr.
were elected to Delta's Board of Directors for three-year terms expiring in 2002. Donald R. Crowe and Billy Joe Hall will continue to serve on Delta's Board of Directors until the election in 2001. Effective January 15, 2000, John D.
Harrison resigned from Delta's Board of Directors. Jane
Hylton Green, Harrison D. Peet and Henry C. Thompson will continue to serve on Delta's Board of Directors until the election in 2000.



	(c)	The total shares voted in the election of Directors were
2,145,823. There were no broker non-votes. The shares voted for each Nominee were:

	Glenn R. Jennings	      	For  2,114,723	       Withheld  31,100
	Lewis N. Melton		        For  2,114,209	       Withheld  31,614
	Arthur E. Walker, Jr.		  For  2,116,523	       Withheld  29,300

	(d)	Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	No Exhibits are required to be filed with this request.

	(b)	Reports on Form 8-K. On January 5, 2000, the Registrant filed a report on Form 8-K disclosing an order from the Kentucky
Public Service Commission (general rate case 99-176) approving new rates effective January 1, 2000. The approved new rates provided for additional annual revenues of approximately $420,000. The form 8-K also disclosed that the order allowed the establishment of a three year pilot weather normalization adjustment clause as a part of Delta's new rates.



                        	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                	DELTA NATURAL GAS COMPANY, INC.
                         	(Registrant)


                           	/s/Glenn R. Jennings_________
DATE:  February 10, 2000	   Glenn R. Jennings
                           	President and Chief Executive Officer
                           	(Duly Authorized Officer)


                            /s/John F. Hall_______________
                           	John F. Hall
                           	Vice President - Finance, Secretary
                           	and Treasurer
                           	(Principal Financial Officer)