Form 10-Q
period 2000-03-31
DELTA NATURAL GAS CO INC
filed 2000-05-11
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                    	Washington, DC  20549

                           	FORM 10-Q



		  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended March 31, 2000


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

	Common Shares, Par Value $1.00 Per Share
	2,449,903 Shares Outstanding as of March 31, 2000.


                 	PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                         	Three Months Ended		      Nine Months Ended		    Twelve Months Ended
                              	 March 31		                March 31		             March 31
                       	   2000		     1999 	         2000		      1999		     2000 		    1999

OPERATING REVENUES 	  $	20,708,156 $	16,890,711		$	35,425,645		$	30,458,920		$	43,638,960		$	39,408,372

OPERATING EXPENSES
  Purchased gas	      $	10,456,457 $ 	8,139,116		$	15,786,275		$	13,220,280		$	19,009,983		$	17,171,297
  Operation and
     maintenance		       2,290,247		 	2,300,903		  	6,936,311		  	6,685,219	 	9,388,198			8,959,825
  Depreciation and
     depletion		         1,024,360		   	974,520	  		2,988,180		  	2,874,795			3,954,381			3,757,366
  Taxes other than
     income taxes		        343,872		   	355,669	  		1,023,595		    	989,906		 	1,368,667			1,286,713
  Income taxes		         1,983,625		 	1,469,425	 	 	1,867,775	  		1,190,675			1,920,400			1,353,575

    Total operating
        expenses	     $	16,098,561		$	13,239,633		$	28,602,136		$	24,960,875		$	35,641,629		$	32,528,776

OPERATING INCOME	      $	4,609,595		$ 	3,651,078		$ 	6,823,509		$	5,498,045		$	7,997,331		$	6,879,596

OTHER INCOME AND
    DEDUCTIONS, NET		        6,533		      	6,131		     	18,815		    	21,213			23,464			67,976

INCOME BEFORE INTEREST
    CHARGES	           $	4,616,128		$ 	3,657,209		$	 6,842,324		$	5,519,258		$	8,020,795		$	6,947,572

INTEREST CHARGES		       1,215,441		  	1,141,873	  		3,610,178		 	3,444,924			4,712,189			4,566,125

NET INCOME            	$	3,400,687		$ 	2,515,336	 	$	3,232,146		$	2,074,334		$	3,308,606		 $	2,381,447

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING		   2,439,071		  	2,397,453	  		2,427,118		 	2,389,842			 2,421,992			2,384,515

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE	     $	    1.39 	$	      1.05 	 	$	    1.33	 	$	     .87		$	      1.37		$	      1.00
DIVIDENDS DECLARED PER
  COMMON SHARE	         $	    .285		$	      .285	  	$	    .855	 	$    	.855		$	      1.14		$	      1.14



        	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 	CONSOLIDATED BALANCE SHEETS (UNAUDITED)



ASSETS	                    March 31, 2000   	June 30, 1999    	March 31, 1999

UTILITY PLANT              	$	140,548,034	  	$	133,804,954	   	$	132,540,282
  Less-Accumulated provision
    for depreciation		       	(41,255,508)	  		(38,308,798)		   	(37,956,082)
      Net utility plant		  	$ 	99,292,526	  	$	 95,496,156	   	$ 	94,584,200

CURRENT ASSETS
  Cash and cash equivalents		$   	772,719	  	$    	248,588	   	$   	345,330
  Accounts receivable - net			  4,184,738		     	1,629,883		     	3,579,493
  Gas in storage		                453,690		     	3,501,177		     	1,953,711
  Materials and supplies		       	551,845	       		664,830		       	554,170
  Deferred gas costs	          	1,021,563		          	-              			-
  Prepayments					                265,062		       	188,089		       	315,825
      Total current assets		 $ 	7,249,617	  	$  	6,232,567	    	$	6,748,529

OTHER ASSETS
  Cash surrender value of
    officers' life insurance		$ 	339,450		   $    339,450	       	$	347,789
  Note receivable from officer	 	158,000			       122,000			        128,000
  Unamortized debt expense
      and other		              5,577,782		     	5,282,944			      5,119,975
      Total other assets	   	$	6,075,232		    $	5,744,394	     	$	5,595,764

        Total assets		     	$	112,617,375		  $	107,473,117	  	$	106,928,493

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders'
     equity		               $	31,627,105		   $	29,912,007	    	$	30,329,591
  Long-term debt		            50,421,763		    	51,699,700		     	51,729,581
      Total capitalization		$	82,048,868		   $	81,611,707	    	$	82,059,172

CURRENT LIABILITIES
  Notes payable		           $ 	9,870,000		   $ 	5,695,000	    	$	 4,910,000
  Current portion of
     long-term debt		          2,450,000			     2,450,000			      2,450,000
  Accounts payable				         3,239,189		     	2,324,383		      	2,548,357
  Accrued taxes					           2,313,297			       954,675		      	1,461,053
  Refunds due customers			       	51,682			        41,349		         	49,716
  Advance recovery of gas
     costs	                        	-         		1,198,465			        246,796
  Customers' deposits				        524,149			       524,263		        	610,003
  Accrued interest on debt			    442,023		     	1,225,903		      	1,575,051
  Accrued vacation			           	584,014			       584,014		        	528,952
  Other current and accrued
    liabilities					             382,694			       493,518		        	444,758
      Total current
        liabilities	        $	19,857,048		   $	15,491,570		    $	14,824,686

DEFERRED CREDITS AND OTHER
  Deferred income taxes			  $	9,360,549		    $	 8,826,655	    	$ 	8,436,725
  Investment tax credits			     536,100		        	567,800		        	602,550
  Regulatory liability				      720,600			        760,625		        	789,600
  Advances for construction
      and other	                	94,210		        	214,760			        215,760
      Total deferred credits
        and other	         $	10,711,459		    $	10,369,840		    $	10,044,635

	  Total liabilities and
      shareholders' equity $ 112,617,375		   $	 107,473,117	 	$ 106,928,493




      	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
               	CONSOLIDATED STATEMENTS OF CASH FLOWS
                             	(UNAUDITED)



                      	      			Nine Months Ended 	     	Twelve Months Ended
                                      March 31		              March 31
                               	2000		        1999	  	    2000		         1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income 		             	$	3,232,146		$	2,074,334	 $	3,308,606		$	2,381,447
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization			    	3,468,825		 	3,181,553			 4,558,304			4,162,201
      Deferred income taxes and
       investment tax credits	 		462,169		   	336,675		   	788,374		 	(98,925)
      Other, net				            	656,267		   	537,897		   	833,571		 	696,591
  Increase in other assets	 	(2,916,591)			(2,437,357)			(1,779,022) 	(416,574)
  Increase in other
       liabilities			         1,268,393		  	1,295,044		    	197,608	 		533,191
      Net cash provided by
        operating activities	$	6,171,209		$	4,988,146	 	$	7,907,441		$ 7,257,931

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures	   $	(6,979,030) $	(5,954,315) $(9,050,960) $	(8,025,855)
      Net cash used in
        investing
        activities		      $	(6,979,030) $	(5,954,315) $(9,050,960) $	(8,025,855)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common
    stock		             $	(2,078,402) $	(2,043,580) $	(2,763,820) $	(2,719,018)
  Issuance of common stock		 561,354			    488,543			    752,728		    	619,091
  Issuance of long-term debt  		-   			       -   	       		-   		   	(350,756)
  Repayment of long-term
      debt	              	(1,326,000)	  		(287,000)			(1,378,000)			(10,286,703)
  Issuance of short-
     term debt          		21,565,000	 		15,665,000		 	27,515,000		  	18,190,000
  Repayment of short-
     term debt 	        	(17,390,000)			(12,630,000) 	(22,555,000) 	(13,280,000)
     Net cash provided
     by (used in)
     financing activities	$	1,331,952		 $	1,192,963		$ 	1,570,908		$	(7,827,386)

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS	            $  	524,131	 	$	 226,794	 	$	  427,389		 $	(8,595,310)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD			      	248,588		   	118,536	    		345,330		  	8,940,640

CASH AND CASH EQUIVALENTS,
 END OF PERIOD				        $  	772,719	 	$	  345,330		$	  772,719	  	$ 	345,330

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest					          $	 4,514,92 	 $ 	3,205,938		$	6,006,377		$	4,483,325
   Income taxes (net of
      refunds)	           $  	237,908		 $	   520,923		$	  429,008		$	1,596,923




        	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

         	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1)	 	Delta Natural Gas Company, Inc. ("Delta" or "the Company")
has three wholly-owned subsidiaries.  Delta Resources, Inc.
("Resources") buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply.
Delgasco, Inc. buys gas and resells it to Resources, to customers not on Delta's system and to Delta for system supply. Enpro, Inc.
owns and operates production properties and undeveloped acreage.
Deltran, Inc., which operated an underground natural gas storage field that it leased from Delta through December 31, 1999, was dissolved during February, 2000. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2)  	The accompanying information reflects, in the opinion of
management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 1999 for additional footnote disclosures, including a summary of significant accounting policies.

(3)  	On March 23, 1998, Delta completed the issuance and sale
of $25,000,000 of 7.15% Debentures that mature in March, 2018. The net proceeds of approximately $24.1 million were used to repay short-term notes payable and to redeem the Company's 9% Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000, was completed on April 30, 1998. Loss on extinguishment of debt of $632,000, which included $332,000 of unamortized debt issuance expense and call premium of $300,000 on the redeemed 9% Debentures, was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

(4)  	On December 27, 1999, Delta received approval from the PSC
for an annual revenue increase of $420,000. This resulted from a general rate case that Delta had filed with the PSC during July, 1999. The new tariffs include a weather normalization tariff whereby Delta is permitted to adjust rates for the billing months of December through April to reflect variations from normal weather. The new rates were effective for service on and after January 1, 2000.

(5)  	External and intersegment revenues and net income by
business segment are shown below, in ($000):





2000	               Three Months Ended  Nine Months Ended 	Twelve Months Ended
                      March 31, 2000       March 31, 2000     March 31, 2000
Revenues
	Regulated
		External customers	     16,773	            26,128	               32,629
		Intersegment	              825	             3,860	                5,130
			Total regulated	       17,598	            29,988	               37,759
	Non-regulated
		External customers	      3,935	             9,298	               11,010
		Intersegment	            1,793	             9,026	               13,391
			Total non-regulated	    5,728	            18,324	               24,401
	Eliminations for	        (2,618)	          (12,886)	             (18,521)
		intersegment
			Total operating
     revenues	            20,708	            35,426	               43,639

Net Income
	Regulated	                3,206	             2,598	                2,629
	Non-regulated	              195	               634	                  680
			Total net income 	      3,401	             3,232               	 3,309




1999	            Three Months Ended    Nine Months Ended   Twelve Months Ended
                   March 31, 1999        March 31, 1999        March 31, 1999
 Revenues
	Regulated
		External customers	  14,513	               23,500	              30,305
		Intersegment	         1,495	                4,226	               5,500
			Total regulated	    16,008	               27,726	              35,805
	Non-regulated
		External customers	   2,378	                6,959               	9,103
		Intersegment	         2,695	               11,460	              16,915
			Total non-regulated	 5,073	               18,419	              26,018
	Eliminations for
  intersegment         (4,190)	             (15,686)	            (22,415)

 Total operating
    revenues	          16,891	               30,459	              39,408

Net Income
	Regulated	             2,419                	1,736	               1,895
	Non-regulated	            96	                  338	                 486
			Total net income   	 2,515	                2,074	               2,381



(6)  	On July 1, 1999, the Company adopted Statement of Position
("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The adoption of this SOP did not and is not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.


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

	Capital expenditures for Delta for fiscal 2000 are expected to be approximately $9.9 million, of which approximately $7.0 million was expended during the nine months ended March 31, 2000. Delta generates internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $9.9 million was borrowed at March 31, 2000. The line of credit, which is with Bank One, Kentucky,
NA, requires renewal during November, 2000. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998, when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% Debentures, that would have matured in 2011, in the amount of $10 million.

	The primary cash flows for the nine and twelve month periods ending March 31, 2000 and 1999 are summarized below:

                                    		Nine Months Ended March 31
                                   		2000	                   	1999
	Provided by operating
	  activities	                      $	6,171,209		         $	4,988,146
	Used in investing activities	      	(6,979,030)		        	(5,954,315)
 Provided by financing activities	   	1,331,952		          	1,192,963
	Net increase in cash and cash
  equivalents	                      $	  524,131		         $	  226,794

                                      		Twelve Months Ended March 31
                                       		2000		                1999
	Provided by operating
	  activities	                      $	7,907,441		         $  7,257,931
	Used in investing activities		      (9,050,960)	         		(8,025,855)
	Provided by (used in) financing
  activities	                   	     1,570,908		           (7,827,386)
	Net increase (decrease) in
  cash and cash equivalents	        $	  427,389		         $ (8,595,310)




RESULTS OF OPERATIONS

Operating Revenues

	A comparison of Delta's revenues and volumes for the three, nine and twelve months ended March 31, 2000 with the same periods in the preceding year are set forth below:

                                 		Increase or (Decrease)
                           ________2000 Compared with 1999________
                    		Three Months Ended  Nine Months Ended Twelve Months Ended
                          March 31            March 31           March 31

Variations in regulated
   revenues
	Gas rates	               $1,117,900		        $1,126,200	       	$  606,700
	Weather normalization
  adjustment	                530,800		           530,800		          530,800
	Sales volumes	              629,400		            57,300		          962,000
	Transportation	             (77,600)		           28,100		           41,900
	Other	                        3,100	              4,900	            14,700
                        		$2,203,600		        $2,547,300	       	$2,156,100

Variations in non-regulated revenues
	Gas rates	               $  102,100		        $  280,100		       $  242,800
	Sales volumes	            1,511,300		         2,139,600		        1,832,100
                        		$1,613,400		        $2,419,700	       	$2,074,900

                        		$3,817,000	        	$4,967,000	       	$4,231,000

Variations in volumes(%)
	Regulated sales	                4.0		               3.6 		             3.2
	Non-regulated sales	           95.7		              44.4		             28.6
	Transportation	                22.9		               9.9		              9.6


Heating degree days billed were 92%, 80%, and 91%, of the thirty-year average ("normal") for the three, nine and twelve months ended March 31, 2000, as compared with 93%, 79% and 88% of normal for the similar periods of 1999.

Operating Expenses

	The increases in purchased gas expense for the three, nine and twelve months ended March 31, 2000 of $2,317,000, $2,566,000 and
$1,839,000, respectively, were due primarily to increased gas purchases for retail sales. These increases were partially offset by decreases in the cost of gas purchased for retail sales.




	Delta reduced its number of employees during February, 2000 by 9%, and by July, 2000 will have reduced an additional 5%, in order to improve efficiency and help to offset the warm weather trend of the past several years while keeping rates as low as possible. The results of these changes did not materially impact results for the quarter ended March 31, 2000 but are expected to have a positive impact on net income in future periods.




Income Taxes

	The increases in income taxes for the three, nine and twelve months ended March 31, 2000 of $514,000, $677,000 and $567,000, respectively, were primarily due to increases in pre-tax income.




	PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

			Exhibit No. 10(k) - Employment agreements dated March 1, 2000 between Delta and its officers, John B. Brown,
Johnny L. Caudill, John F. Hall, Robert C. Hazelrigg, Alan
L. Heath and Glenn R. Jennings.

			Exhibit No. 10(l) - Agreement dated March 1, 2000 between Delta and Harrison D. Peet, Chairman of the Board.


	(b)	Reports on Form 8-K.  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.






                        	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			                 		   DELTA NATURAL GAS COMPANY, INC.
                 					   (Registrant)

                        	/s/Glenn R. Jennings________
DATE:  May 11, 2000		    Glenn R. Jennings
                 					   President and Chief Executive Officer
                 					   (Duly Authorized Officer)


                        	/s/John F. Hall______________
                 					   John F. Hall
                 					   Vice President - Finance, Secretary
                 					   and Treasurer
                 					   (Principal Financial Officer)






                                             EXHIBIT 10(k)


                        	OFFICER AGREEMENT


     THIS AGREEMENT, made and entered into this 1st day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (hereinafter referred to as "Delta" or the "Company"), and Alan L. Heath (hereinafter referred to as "Officer").


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

NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to induce Officer to remain in the employ of Delta, the parties agree as follows:

1.	OPERATION.  This Agreement shall be effective immediately upon its execution but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any of its provisions shall be operative unless and until there has been a Change of Control while Officer is still a corporate officer of Delta, nor shall this Agreement govern or affect Officer's employment relationship with Delta except as explicitly set forth herein.
Upon a Change of Control, if Officer is still employed by Delta in the capacity of a corporate officer, this Agreement and all of its provisions shall become operative immediately. If Officer's employment relationship with Delta is terminated before a Change of Control or if the Officer is not at the time of such a Change of Control employed as a corporate officer of Delta, Officer shall have no rights or obligations under this Agreement.

 As used herein, "Operative Date" shall mean the date on which a Change of Control occurs.

2.	CHANGE IN CONTROL.  For the purpose of this Agreement, a
"Change of Control" shall mean:

(a)	The acquisition by any individual, entity (including the
Company), group or "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Delta (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Delta entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Delta or any corporation controlled by Delta, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar transaction, if, following such reorganization, merger, share exchange, consolidation or similar transaction, the conditions described in clauses
(i), (ii) and (iii) of Subsection (c) of this Section 2 are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the Company of a reorganization, merger, share
exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(i) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, of the Outstanding Company Common Stock and Outstanding
Company Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consolidation, reorganization or similar transaction and the company in a share exchange
(such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another company); and

(ii) no Person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any Person beneficially owning, immediately prior to such reorganization, merger, share exchange, con-solidation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(iii) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or

(d)	Approval by the Company of:

 (i) a complete liquidation or dissolution of the Company; or

(ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

 (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3.	TERM.  Delta agrees that Officer may, at his option, remain in the employ of Delta in a principal executive and managerial capacity at least equal to the position held by Officer on the date before the Operative Date for a period of three years immediately following the Operative Date.

4.	COMPENSATION AND BENEFITS.  Each year during the three year period immedia-
tely following the Operative Date, Officer shall receive compensation consisting of:

(a)	A base salary payable semi-monthly, which is not less than the normal rate in effect on the day before the Operative Date, with such increases as may thereafter be awarded in accordance with Delta's regular compensation policies; and

(b)	Incentive awards, bonuses, and the like which are not less than the annualized amount of any such awards paid to Officer for the twelve (12) months ending on the Operative Date.

In addition to the foregoing compensation, Officer shall continue to partici-ipate, at not less than levels existing on the day before the Operative Date, in Delta's employee benefit plans and practices (or equivalents), including, but not limited to, the retirement plan, employee savings plan, disability plan, vacation plan, stock purchase plan, life insurance and health-and-accident insurance plan and arrangement, company furnished automobile and office, and medical, dental and health plans.

5.    	TERMINATION.  In the event Officer's employment is terminated without cause during said three (3) year period immediately following the Operative Date, Officer shall nevertheless receive all compensation and benefits described in Section 4 hereinabove during said full three year period immediately following the Operative Date, but in no event for less than two
(2) years following termination of employment, plus credit for vacation and annual days earned but not taken. In lieu of the continued right to a Company automobile, however, Officer may, in the event of his termination without cause, in his sole discretion, elect to receive, and Delta in such case agrees to convey to Officer, the full, complete and unencumbered title to the automobile then currently being furnished to Officer under the terms of this Agreement. Upon such conveyance, Delta shall no longer have any obligation to furnish Officer with an automobile.

In the event of termination without cause, Officer, in his sole discretion, may elect to receive his total base salary due under Section 4(a) as a lump sum payment. Officer may at any time notify Delta of his determination to receive such lump sum payment, and such payment shall be made by Delta no later than the tenth day following such notification by Officer. An election by Officer to receive a lump sum payment for his base salary shall not affect his right under this Section 5 to participate fully in all other forms of compensation described in Section 4.


As used herein, "termination without cause" shall mean any termination of Officer's employment at the request or demand of Delta except termination for one of the following reasons:

(a)	Death of the Officer; or

(b)	Retirement of the Officer in accordance with Delta's retirement policy in effect on the day before the Operative Date; or

(c)	Conduct or job performance by Officer which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta immediately prior to the Operative Date, materially and adversely affects the administration of his office.

Officer may terminate his employment at any time during the three (3) year period following the Operative Date if the Officer determines in good faith that either (a) his continued employment with Delta is not in the best interests of Delta, or (b) he is unable effectively to carry out his duties and responsi-bilities as contemplated hereby. Such termination of Officer shall be considered to be "termination without cause".

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

7.	EXCISE TAX MAKE-WHOLE.  In the event it shall be determined that any payment or distribution by Delta to Officer or for Officer's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Officer shall be entitled to receive additional payment (a "Gross-Up Payment"). The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Officer determines that a Gross-Up Payment is required, Officer shall notify Delta in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. Delta shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Officer or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Officer and Delta, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required. "Independent Tax Counsel" means a lawyer with expertise in the area of Officer compensation tax law, who shall be selected by Officer and shall be reasonably acceptable to Delta, and whose fees and disbursements shall be paid by Delta.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Officer's income tax that would result in a Gross-Up Payment, Officer shall promptly notify Delta in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, Delta shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Officer and Delta as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and Delta requests in writing that Officer contest such proposed adjustment, then Officer shall contest the proposed adjustment and shall consult in good faith with Delta with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment; provided that Officer, after such consultation with Delta, shall determine in Officer's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both, (B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Officer shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Officer agrees to take appropriate appeals of any judicial decision that would require Delta to pay a Gross-Up Payment, provided Delta requests in writing that Officer do so and provides an opinion from Independent Tax Counsel to Officer and Delta that it is more likely than not that the appeal would be successful. Officer further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by Delta in writing to do so at any time, in which case Officer shall be entitled to receive from Delta the Gross-Up Payment. In no event shall Officer compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up Payment without the written consent of Delta.

Officer shall not be required to take or continue any action pursuant to this
Section 7 unless Delta acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. Delta hereby agrees to indemnify Officer in a manner reasonably satisfactory to Officer for any fees, expenses, penalties, interest or additions to tax which Officer may incur as a result of contesting validity of any Excise Tax and to pay Officer promptly upon receipt of a written demand therefor all costs and expenses which Officer may incur in connection with contesting such proposed adjustment (including reasonable fees and disbursements of Independent Tax Counsel); provided, however, that Delta shall not be required to pay any amount necessary to permit Officer's instituting a claim for refund under this Section 7.

If Officer shall have contested any proposed adjustment as above provided, and for so long as Officer shall be required under the terms of this Section 7 to continue such contest, Delta shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Officer's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment. A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Officer has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Officer's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Officer receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, shall be promptly paid by Officer to Delta.

8.	PAYMENT OBLIGATIONS ABSOLUTE.  Upon a Change of Control Delta's
obligations to pay the severance benefits or make any other payments described in this Agreement shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Delta or any of its subsidiaries may have against the Officer or anyone else.
Officer shall not be required to mitigate damages, and if Officer does accept other employment, any benefits or payments hereunder shall not be reduced by any compensation earned or other benefits received as a result of such employment.

9.	LEGAL FEES AND EXPENSES.  Subject to and contingent upon the occurrence of a Change of Control Delta agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Officer may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Delta, Officer or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Officer about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime
Rate posted by Bank One, Kentucky, NA.

10.	DUE AUTHORIZATION.  Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.

11.	INDEMNIFICATION

(a)	(1)	As used herein, "Proceeding" means any threatened,
pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.

(2)	As used herein, "Party" includes a person who was, is or
is threatened to be made a named defendant or respondent in a Proceeding.

(3)	As used herein, "expenses" include attorneys fees.

(4)	As used herein, "Subsidiary" means any company in
which Delta is a beneficial owner of 100% of all classes of voting stock.

b)	Delta shall indemnify Officer if he is made a Party to any Proceeding by reason of the fact that he is or was an officer of Delta or Subsidiary if:

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

Indemnification shall be made against judgments, penalties, fines, settle-ments and reasonable expenses actually incurred by Officer in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding which Officer shall have been adjudged to be liable to Delta or Subsidiary. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this provision.

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

(d)	Reasonable expenses incurred by Officer as a Party to a
Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

(1)	Delta receives (i) a written affirmation by Officer of his good faith belief that he has met the requisite standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(2)	Delta's Board of Directors (or other appropriate decision maker for
Delta) determines that the facts then known to the Board (or decision maker) would not preclude indemnification under this provision.

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

12.	BINDING EFFECT; ASSIGNABILITY.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or other-wise combined, and shall inure to the benefit of and be binding upon Officer, his heirs and personal representatives. Officer may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by Delta without prior written consent of Officer.

13.	SEVERABILITY.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS.  This Agreement may not be modified, amended,
altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	PREVIOUS AGREEMENTS.  This Agreement supercedes and replaces any and all previous or existing such similar agreements between Officer and Delta.

16.	NOTICES.  All notices, requests, claims, demands and other communica-
tions hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or facsimile transmission, or by registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

If to Delta:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  President


If to Officer:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391


or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.

17.	GOVERNING LAW.  This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS.  The Section headings herein are for
convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


                     DELTA NATURAL GAS COMPANY, INC.


                 	   BY	/s/Glenn R. Jennings______________
                        President and Chief Executive Officer



                        /s/Alan L. Heath___________________
                  						Alan L. Heath






                       	OFFICER AGREEMENT


THIS AGREEMENT, made and entered into this 1st day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (hereinafter referred to as "Delta" or the "Company"), and Robert C. Hazelrigg (hereinafter referred to as "Officer").


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

NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to induce Officer to remain in the employ of Delta, the parties agree as follows:

1.	OPERATION.  This Agreement shall be effective immediately upon its execution but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any of its provisions shall be operative unless and until there has been a Change of Control while Officer is still a corporate officer of Delta, nor shall this Agreement govern or affect Officer's employment relationship with Delta except as explicitly set forth herein. Upon a Change of Control, if Officer is still employed by Delta in the capacity of a corporate officer, this Agreement and all of its provisions shall become operative immediately. If Officer's employment relationship with Delta is terminated before a Change of Control or if the Officer is not at the time of such a Change of Control employed as a corporate officer of Delta, Officer shall have no rights or obligations under this Agreement.

 As used herein, "Operative Date" shall mean the date on which a Change of Control occurs.

2.	CHANGE IN CONTROL.  For the purpose of this Agreement, a
"Change of Control" shall mean:

(a)	The acquisition by any individual, entity (including the Company), group or "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Delta (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Delta entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Delta or any corporation controlled by Delta, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar trans-action, if, following such reorganization, merger, share exchange, consolidation or similar transaction, the conditions described in clauses
(i), (ii) and (iii) of Subsection (c) of this Section 2 are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the Company of a reorganization, merger, share exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(i) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, share exchange, consoli-dation or similar transaction, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consolida-tion, reorganization or similar transaction and the company in a share exchange (such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another company); and

(ii) no Person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any Person beneficially owning, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(iii) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or

(d)	Approval by the Company of:

 (i) a complete liquidation or dissolution of the Company; or

(ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

 (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3.	TERM.  Delta agrees that Officer may, at his option, remain in the employ of Delta in a principal executive and managerial capacity at least equal to the position held by Officer on the date before the Operative Date for a period of three years immediately following the Operative Date.

4.	COMPENSATION AND BENEFITS.  Each year during the three year period immediately following the Operative Date, Officer shall receive compensation consisting of:

(a)	A base salary payable semi-monthly, which is not less than the normal rate in effect on the day before the Operative Date, with such increases as may thereafter be awarded in accordance with Delta's regular compensation policies; and

(b)	Incentive awards, bonuses, and the like which are not less than the annualized amount of any such awards paid to Officer for the twelve (12) months ending on the Operative Date.

In addition to the foregoing compensation, Officer shall continue to partici-pate, at not less than levels existing on the day before the Operative Date, in Delta's employee benefit plans and practices (or equivalents), including, but not limited to, the retirement plan, employee savings plan, disability plan, vacation plan, stock purchase plan, life insurance and health-and-accident insurance plan and arrangement, company furnished automobile and office, and medical, dental and health plans.

5.    	TERMINATION.  In the event Officer's employment is terminated without cause during said three (3) year period immediately following the Operative Date, Officer shall nevertheless receive all compensation and benefits described in Section 4 hereinabove during said full three year period immediately following the Operative Date, but in no event for less than two
(2) years following termination of employment, plus credit for vacation and annual days earned but not taken. In lieu of the continued right to a Company automobile, however, Officer may, in the event of his termination without cause, in his sole discretion, elect to receive, and Delta in such case agrees to convey to Officer, the full, complete and unencumbered title to the automobile then currently being furnished to Officer under the terms of this Agreement. Upon such conveyance, Delta shall no longer have any obligation to furnish Officer with an automobile.

In the event of termination without cause, Officer, in his sole discretion, may elect to receive his total base salary due under Section 4(a) as a lump sum payment. Officer may at any time notify Delta of his determination to receive such lump sum payment, and such payment shall be made by Delta no later than the tenth day following such notification by Officer. An election by Officer to receive a lump sum payment for his base salary shall not affect his right under this Section 5 to participate fully in all other forms of compensation described in Section 4.


As used herein, "termination without cause" shall mean any termination of Officer's employment at the request or demand of Delta except termination for one of the following reasons:

(a)	Death of the Officer; or

(b)	Retirement of the Officer in accordance with Delta's retirement policy in effect on the day before the Operative Date; or

(c)	Conduct or job performance by Officer which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta immediately prior to the Operative Date, materially and adversely affects the administration of his office.

Officer may terminate his employment at any time during the three (3) year period following the Operative Date if the Officer determines in good faith that either (a) his continued employment with Delta is not in the best interests of Delta, or (b) he is unable effectively to carry out his duties and responsibilities as contemplated hereby. Such termination of Officer shall be considered to be "termination without cause".

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

7.	EXCISE TAX MAKE-WHOLE.  In the event it shall be determined that any payment or distribution by Delta to Officer or for Officer's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended
(the "Code") (or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Officer shall be entitled to receive additional payment (a "Gross-
Up Payment"). The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Officer determines that a Gross-Up Payment is required, Officer shall notify Delta in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. Delta shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Officer or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Officer and Delta, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required. "Independent Tax Counsel" means a lawyer with expertise in the area of Officer compensation tax law, who shall be selected by Officer and shall be reasonably acceptable to Delta, and whose fees and disbursements shall be paid by Delta.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Officer's income tax that would result in a Gross-Up Payment, Officer shall promptly notify Delta in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, Delta shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Officer and Delta as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and Delta requests in writing that Officer contest such proposed adjustment, then Officer shall contest the proposed adjustment and shall consult in good faith with Delta with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment; provided that Officer, after such consultation with Delta, shall determine in Officer's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both, (B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Officer shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Officer agrees to take appropriate appeals of any judicial decision that would require Delta to pay a Gross-Up Payment, provided Delta requests in writing that Officer do so and provides an opinion from Independent Tax Counsel to Officer and Delta that it is more likely than not that the appeal would be successful. Officer further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by Delta in writing to do so at any time, in which case Officer shall be entitled to receive from Delta the Gross-Up Payment. In no event shall Officer compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up Payment without the written consent of Delta.

Officer shall not be required to take or continue any action pursuant to this
Section 7 unless Delta acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. Delta hereby agrees to indemnify Officer in a manner reasonably satisfactory to Officer for any fees, expenses, penalties, interest or additions to tax which Officer may incur as a result of contest-ing validity of any Excise Tax and to pay Officer promptly upon receipt of a written demand therefor all costs and expenses which Officer may incur in connection with contesting such proposed adjustment (including reasonable fees and disbursements of Independent Tax Counsel); provided, however, that Delta shall not be required to pay any amount necessary to permit Officer's instituting a claim for refund under this Section 7.

If Officer shall have contested any proposed adjustment as above provided, and for so long as Officer shall be required under the terms of this Section 7 to continue such contest, Delta shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Officer's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment. A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Officer has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Officer's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Officer receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, shall be promptly paid by Officer to Delta.

8.	PAYMENT OBLIGATIONS ABSOLUTE.  Upon a Change of Control
Delta's obligations to pay the severance benefits or make any other payments described in this Agreement shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Delta or any of its subsidiaries may have against the Officer or anyone else. Officer shall not be required to mitigate damages, and if Officer does accept other employment, any benefits or payments hereunder shall not be reduced by any compensation earned or other benefits received as a result of such employment.

9.	LEGAL FEES AND EXPENSES.  Subject to and contingent upon the occurrence of a Change of Control Delta agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Officer may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Delta, Officer or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Officer about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by Bank One, Kentucky, NA.

10.	DUE AUTHORIZATION.  Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.

11.	INDEMNIFICATION

(a)	(1)	As used herein, "Proceeding" means any threatened,
pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.

(2)	As used herein, "Party" includes a person who was, is or
is threatened to be made a named defendant or respondent in a Proceeding.

(3)	As used herein, "expenses" include attorneys fees.

(4)	As used herein, "Subsidiary" means any company in
which Delta is a beneficial owner of 100% of all classes of voting stock.

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

Indemnification shall be made against judgments, penalties, fines, settle-ments and reasonable expenses actually incurred by Officer in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding which Officer shall have been adjudged to be liable to Delta or Subsidiary. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this provision.

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

(d)	Reasonable expenses incurred by Officer as a Party to a Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

(1)	Delta receives (i) a written affirmation by Officer of his good faith belief that he has met the requisite standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(2)	Delta's Board of Directors (or other appropriate decision maker for
Delta) determines that the facts then known to the Board (or decision maker) would not preclude indemnification under this provision.

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

12.	BINDING EFFECT; ASSIGNABILITY.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or other-wise combined, and shall inure to the benefit of and be binding upon Officer, his heirs and personal representatives. Officer may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by Delta without prior written consent of Officer.

13.	SEVERABILITY.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restric-tions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS.  This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	PREVIOUS AGREEMENTS.  This Agreement supercedes and replaces any and all previous or existing such similar agreements between Officer and Delta.

16.	NOTICES.  All notices, requests, claims, demands and other
communications hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or facsimile transmission, or by registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

If to Delta:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  President



If to Officer:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391


or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.

17.	GOVERNING LAW.  This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS.  The Section headings herein are for
convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


DELTA NATURAL GAS COMPANY, INC.


                  	   BY:	 /s/Glenn R. Jennings_____________
                           President and Chief Executive Officer



                           /s/Robert C. Hazelrigg___________
                     						Robert C. Hazelrigg







                     	EMPLOYMENT AGREEMENT


THIS AGREEMENT, made and entered into this 1st day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (the "Company"), and Glenn R. Jennings (the "Executive").

The Executive is presently employed by the Company as President and Chief Executive Officer.

The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been significant. The Board desires to provide for the continued employment of the Executive and to make certain changes in the Executive's employment arrangements with the Company, which the Board has determined will reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interest of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company, on the terms and conditions herein provided.

In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement on the terms and conditions set forth below. Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

1.	EMPLOYMENT

The Company hereby agrees to continue to employ the Executive, and the Executive hereby agrees to continue to serve the Company, on the terms and conditions set forth herein.

2.	TERM

The employment of the Executive by the Company as provided in Section 1 will commence on the date hereof and end on November 30, 2004, unless further extended or sooner terminated as hereinafter provided. On November 30, 2000, and on each November 30 thereafter, the term of the Executive's employment shall be automatically extended one (1) additional year, unless prior to such date the Company shall have delivered to the Executive or the Executive shall have delivered to the Company written notice that the term of the Executive's employment hereunder will not be extended.

3.	POSITION AND DUTIES

The Executive shall serve as President and Chief Executive Officer of the Company and shall have such responsibilities and authority as may from time to time be assigned to the Executive by the Board, provided that such authority shall be reasonably similar to the duties traditionally associated with the position of president and chief executive officer in companies similar in size and operations to the Company. The Executive shall devote substan-tially all his working time and efforts to the business and affairs of the Company.

4.	COMPENSATION AND RELATED MATTERS

(a)	Salary.  During the period of Executive's employment hereunder, the
Company shall pay to Executive a salary at a rate of not less than $158,400 per annum in equal semi-monthly installments. This salary may be increased from time to time in accordance with normal business practices of the Company and, if so increased, shall not thereafter during the term of this Agreement be decreased. Compensation of Executive by salary payments shall not be deemed exclusive and shall not prevent Executive from participating in any other compensation or benefit plans of the Company. The salary payments (including any increased salary payments) hereunder shall not in any way limit or reduce any other obligation of the Company hereunder, and no other compensation, benefit or payment hereunder shall in any way limit or reduce the obligation of the Company to pay Executive's salary hereunder.

(b)	Expenses.  During the term of the Executive's employment
hereunder, Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by Executive in performing services hereunder, including all expenses of travel and living expenses while away from home on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company.

(c)	Other Benefits.  The Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect on the date hereof in which the Executive participates or plans or arrangements providing Executive with at least equivalent benefits thereunder (including without limitation each pension and retirement plan and arrangement, employee savings plan, stock purchase plan, life insurance and health-and-accident insurance plan and arrangement, medical, dental and health plan, disability plan, vacation plan and Company furnished automobile and office). The Company shall not make any changes in such plans or arrangements which would adversely affect Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of or benefits to Executive as compared with any other executive of the Company. Executive shall be entitled to participate in or receive benefits under any employee benefit plan or arrangement made available by the Company in the future to its executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to Executive pursuant to Section 4(a). Any payments or benefits payable to Executive hereunder in respect of any calendar year during which Executive is employed by the Company for less than the entire such year shall, unless otherwise provided in the applicable plan or arrangement, be prorated in accordance with the number of days in such calendar year during which he is so employed.

(d)	Vacations.  Executive shall be entitled to the number of vacation days in each calendar year, and to compensation in respect of earned but unused vacation days, determined in accordance with the Company's vacation policy. Executive shall also be entitled to all paid holidays given by the Company to its executives.

(e)	Services Furnished.  The Company shall furnish Executive with office space, stenographic assistance and such other facilities and services as shall be suitable to Executive's position and adequate for the performance of his duties as set forth herein.

(f)	Loan.  It is acknowledged and agreed that, as of the date of this
Agreement, Executive is indebted to the Company in the amount of $160,000. The Loan shall be repaid by Executive to the Company in accordance with the following terms and conditions:

(i)	so long as Executive shall remain an employee of the Company in any capacity, the Company shall forgive $2,000.00 of the outstanding principal amount of the Loan for each month of service completed by Executive after the date of this Agreement. With the express approval of the Company's Board, the Company may forgive additional amounts of the Loan at any time; and

(ii)	in the event of termination of Executive's employment hereunder either
(A) by the Company (other than termination by the Company due to Executive's death, as provided in Section 5(a), due to Executive's disability, as provided in Section 5(b), or for Cause, as provided in Section 5(c)), or (B) by Executive pursuant to Section 5(d) hereof, then the Company shall forgive and Executive shall be relieved of liability for repayment of the entire unpaid principal balance of and all accrued interest on the Loan then outstanding; and

(iii)	in the event Executive ceases to be an employee of the
Company for any reason or under any circumstances whatsoever other than a reason or circumstance that would obligate the Company to forgive and entitle the Executive to be relieved of liability for repayment of the Loan, as provided above in Section 4(f)(ii) (a "Cessation of Employment"):

(A)	Company's forgiveness of the Loan as provided above in Section 4(f)(i)
shall cease as of the end of the month during which the Cessation of Employment occurs, and there shall be no further forgiveness of any remaining principal amount of the Loan following such month; and

(B)	the entire unpaid amount of the Loan shall become due and payable and shall be paid by Executive on a date (the "Payment Date") selected by Executive; provided, however, that in no event shall such Payment Date selected by Executive be later than six (6) months after the date on which the Cessation of Employment occurred. The Executive shall select and give the Company written notice of the Payment Date within thirty (30) days following the date the Cessation of Employment occurred; and

(C)	during the time period between the Cessation of Employment and the
Payment Date, the Executive shall make no payment with respect to the unpaid principal amount of the Loan but shall continue to pay interest thereon at the rate and on the terms hereinafter set forth.

(iv)	Executive shall pay interest on the outstanding principal balance of the Loan at a rate of 6% per annum. Such interest shall be paid on or about the last day of each month during which such Loan or any part thereof is outstanding (the "Due Date"), beginning on March 31, 2000. Such payments of interest shall continue until the Loan is entirely forgiven or entirely paid in accordance with the terms and provisions of this Section 4(f). Notwithstanding the foregoing, in the event a Condition of Default (as herein defined) occurs, interest shall thereafter accrue and be at a rate of 6% per annum on any due and unpaid interest until such time as the entire amount of principal of and interest on the Loan is paid to the Company as hereinafter provided.

(v)	(A)	In the event that Executive has not paid the full amount of any monthly interest by the Due Date, as provided above, the Company may at any time following such Due Date provide notice to Executive (the "Notice of Non-payment") stating that such interest is due and unpaid. Such Notice of Non-payment shall also state that the failure to pay such due and unpaid interest within fifteen (15) days of the date of such Notice of Non-payment shall constitute a Condition of Default.

(B)	Failure by Executive to pay such due and unpaid interest within the fifteen (15) days following such Notice of Non-payment, or failure of Executive to perform any other obligation to which he is subject pursuant to the provisions of this Section 4(f) within fifteen (15) days following written notice from the Company to Executive specifying the nature of such nonperformance and demanding that Executive perform same, shall constitute a "Condition of Default". Upon the occurrence of a Condition of Default, the entire unpaid principal amount of and all unpaid interest on the Loan automatically shall be accelerated and become immediately due and payable in full by Executive to the Company, without the requirement of any further notice from Company.

(vi)	(A) Executive has granted the Company a first and prior mortgage on that certain real property located at 9 Fairway Drive, Berea, Kentucky
(the "Property"), to secure payment of the Loan, in form and substance satisfactory to the Company in its sole discretion.

(B)	In the event that Executive sells, transfers or assigns the Property or any part thereof, the Company agrees to release its mortgage lien on the Property provided that Executive grants the Company a first and prior mortgage on other real property (the "Substitute Property") with an appraised value at least equal to the principal amount of the Loan then outstanding. It shall be the obligation of the Executive to provide an appraisal of the Substitute Property reasonably satisfactory to the Company. The form and substance of any such appraisal of the Substitute Property and the appraiser selected by the Executive to make such appraisal shall all be subject to the approval of the Company in its reasonable discretion.
Executive shall also be obligated to provide the Company with an opinion of title from an attorney chosen by the Executive, but acceptable to the Company in its sole discretion, certifying that the Substitute Property is owned in fee simple by the Executive, subject only to the Company's mortgage lien hereinabove described.

(C)	The Executive shall be responsible for paying all fees, costs and expenses of preparing, recording and releasing any such mortgage(s) and of obtaining such title opinion(s) and any such appraisal(s).

5.	TERMINATION

The Executive's employment hereunder shall be terminated without any breach of this Agreement only under the following circumstances:

(a)	Death.  The Executive's employment hereunder shall terminate upon his death.

(b)	Disability.  If, as a result of the Executive's  physical or mental illness, disability or incapacitation, the Executive shall have been absent from his duties hereunder on a full-time basis for the entire period of six consecutive months, and within thirty (30) days after written Notice of Termination is given (which may occur before or after the end of such six-month period) shall not have returned to the performance of his duties hereunder on a full-time basis, the Company may terminate the Executive's employment hereunder.

(c)	Cause.  The Company may terminate Executive's employment
hereunder for Cause.  For purposes of this Section 5(c):

(i)	The Company shall have "Cause" to terminate Executive's employment hereunder only upon (A) the willful and continued failure by Executive to substantially perform his duties hereunder (other than any such failure resulting from the Executive's incapacity due to physical or mental illness), after written demand for substantial performance is delivered by the Company that specifically identifies the manner in which the Company believes Executive has not substantially performed his duties, or (B) the willful engaging by Executive in misconduct which is materially injurious to the Company, monetarily or otherwise.

(ii)	No act or failure to act on Executive's part shall be considered
"willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company.

(iii)	Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause without (A) reasonable notice to Executive setting forth the reasons for the Company's intention to terminate for Cause, (B) an opportunity for Executive, together with counsel, to be heard before the Board of the Company, and (C) delivery to Executive of a Notice of Termination as defined in Section 5 hereof.

(d)	Termination by the Executive.  The Executive may terminate his employment hereunder if, following a Change in Control, as hereinafter defined, the Executive determines in good faith, but otherwise in his sole discretion, that, as a result of the Change in Control, either (A) his continued employment with Company is not in the best interests of Company, or (B) he is unable effectively to carry out his duties and responsibilities as contemplated hereby. As used herein, "Change of Control" means:

(i)	the acquisition by any individual, entity (including the Company), group or "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Company or any corporation controlled by Company, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar transaction, if, following such reorganization, merger, share exchange, consolidation or similar transaction, the conditions described in clauses
(A), (B) and (C) of Subsection (d)(iii) of this Section 5 are satisfied; or

(ii)	individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board; or

(iii)	approval by the Company of a reorganization, merger, share exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(A) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their owner-ship, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consolidation, reorganization or similar transaction and the company in a share exchange (such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another company); and

(B) no person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any person beneficially owning, immediately prior to such reorganization, merger, share exchange, consoli-dation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(C) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or,

(iv)	Approval by the Company of:

(A) a complete liquidation or dissolution of the Company;
or

(B) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(I) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

(II) no person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(III) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

Any termination of the Executive's employment by the Company or by the Executive (other than termination pursuant to Section 5(a) above) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

"Date of Termination" shall mean (i) if the Executive's employment is terminated by his death pursuant to Section 5(a), the date of his death, (ii) if the Executive's employment is terminated pursuant to Section 5(b) above, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties of a full-time basis during such thirty (30) day period), (iii) if the Executive's employment is terminated pursuant to Section 5(c) above, the date specified in the Notice of Termination, and (iv) if the Executive' employment is terminated for any other reason, the date on which a Notice of Termination is Given. Notwithstanding the foregoing provisions, if within thirty days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).


6.	COMPENSATION UPON TERMINATION

(a)	In the event of termination of Executive's employment hereunder, due to
Executive's death as provided in Section 5(a), due to Executive's disability as provided in Section 5(b), or for Cause as provided in Section 5(c), then:

(i)	such termination shall be effective at the Date of
Termination; and

(ii)	all compensation to Executive provided herein shall
cease as of the Date of Termination; and

(iii)	Company's forgiveness of the Loan shall cease and
Executive shall be obligated to pay the Loan as provided above in Section 4(f).

(b)	In the event the Company shall terminate Executive's employment hereunder other than pursuant to any of Sections 5(a), 5(b) or 5(c), or in the event Executive shall terminate his employment hereunder pursuant to
Section 5(d), then:

(i)	Company shall pay Executive his full salary through the Date of
Termination at the rate in effect at the time Notice of Termination is given;
and

(ii)	in lieu of any further salary payments to Executive for periods subsequent to the Date of Termination, the Company shall pay as severance pay to the Executive an amount equal to the product of (A) Executive's annual salary rate in effect as of the Date of Termination, multiplied by (B) the greater of the number of years (including partial years) remaining in the term of employment hereunder or the number three, such payment to be made
(X) if pursuant to Section 5(d) herein, in a lump sum on or before the fifth day following the Date of Termination, or (Y) if resulting from any other cause, in substantially equal semi-monthly installments on the fifteenth and last days of each month commencing with the month in which the Date of Termination occurs and continuing for the number of consecutive semi-monthly payment dates (including the first such date as aforesaid) equal to the product obtained by multiplying the number of years (including partial years) applicable under Section 6(b)(ii) above by twenty-four; and

(iii)	the Company shall pay all losses or other damages Executive may suffer as a result of such termination, including but not limited to any and all loss of benefits to Executive under the Company's employee benefit plans and arrangements which, but for such termination, Executive would have received pursuant to Section 4(c) hereof, and further including all legal fees and expenses incurred by him as a result of such termination. In lieu of the continued right to a Company automobile, however, Executive may, in the event of such termination, in his sole discretion elect to receive, and ompany in such case agrees to convey to Executive, the full, complete and unencumbered title to the automobile then currently being furnished to Executive under the terms of this Agreement. Upon such conveyance, Company shall no longer have any obligation to furnish Executive with an automobile, and

(iv)	the Company shall forgive the entire unpaid principal
amount and accrued interest, if any, then outstanding on the Loan, as provided above in Section 4(f); and

(v)	the Company shall maintain in full force and effect, for
the continued benefit of the Executive for the greater of the number of years (including partial years) remaining in the term of employment hereunder or the number three, all employee benefit plans and programs in which Executive was entitled to participate immediately prior to the Date of Termination, provided that Executive's continued participation is possible under the general terms and provisions of such plans and programs. In the event that Executive's participation in any such plan or program is barred, the Company shall arrange to provide Executive with benefits substantially similar to those which Executive would otherwise have been entitled to receive under such plans and programs from which his continued participation is barred; and

(iv)	Executive shall not be required to mitigate the amount of
any payment provided for in this Section 6(b) by seeking other employment or otherwise.


7.	EXCISE TAX MAKE-WHOLE

In the event it shall be determined that any payment or distribution by the Company to Executive or for Executive's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code")
(or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive additional payment (a "Gross-Up Payment").
The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Executive determines that a Gross-Up Payment is required, Executive shall notify the Company in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. The Company shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Executive or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Executive and the Company, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required.
"Independent Tax Counsel" means a lawyer with expertise in the area of executive compensation tax law, who shall be selected by Executive and shall be reasonably acceptable to the Company, and whose fees and disbursements shall be paid by the Company.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Executive's income tax that would result in a Gross-Up Payment, Executive shall promptly notify the Company in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, the Company shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Executive and the Company as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and the Company requests in writing that Executive contest such proposed adjustment, then Executive shall contest the proposed adjustment and shall consult in good faith with the Company with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment; provided that Executive, after such consultation with the Company, shall determine in Executive's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both, (B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Executive shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Executive agrees to take appropriate appeals of any judicial decision that would require the Company to pay a Gross-Up Payment, provided the Company requests in writing that Executive do so and provides an opinion from Independent Tax Counsel to Executive and the Company that it is more likely than not that the appeal would be successful. Executive further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by the Company in writing to do so at any time, in which case Executive shall be entitled to receive from the Company the Gross-Up
Payment. In no event shall Executive compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up
Payment without the written consent of the Company.

Executive shall not be required to take or continue any action pursuant to this section 7 unless the Company acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. The Company hereby agrees to indemnify Executive in a manner reasonably satisfactory to Executive for any fees, expenses, penalties, interest or additions to tax which Executive may incur as a result of contesting validity of any Excise Tax and to pay Executive promptly upon receipt of a written demand therefor all costs and expenses which Executive may incur in connection with contesting such proposed adjustment (including reasonable fees and disbursements of Independent
Tax Counsel); provided, however, that the Company shall not be required to pay any amount necessary to permit Executive's instituting a claim for refund under this section 7.

If Executive shall have contested any proposed adjustment as above provided, and for so long as Executive shall be required under the terms of this section 7 to continue such contest, the Company shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Executive's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment. A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Executive has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Executive's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Executive receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, shall be promptly paid by Executive to the Company.

8.	LEGAL FEES AND EXPENSES

Subject to and contingent upon the occurrence of a Change of Control the Company agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by Bank One, Kentucky, NA.

9.	CESSATION OF PAYMENTS

If, at any time while Executive is receiving payments hereunder, he directly or indirectly owns, manages, operates, joins, controls, is employed by or partici-pates in the ownership, management, operation or control of, or is connected in any manner with, any retail nature gas distribution business (other than the Company) located, operating or conducting business or operations within any county in which the Company's pipeline facilities are located on the date of execution of this Agreement, then such payments shall forthwith cease.

10.	INDEMNIFICATION

(a)	As used in this Section 10:

(i)	"Proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal;

(ii)	"Party" includes a person who was, is or is threatened to
be made a named defendant or respondent in a Proceeding;

(iii)	"expenses" include attorneys fees;

(iv)	"officer" means any person serving as Chief Executive Officer,
Chairman of the Board of Directors, President, Vice-President, Treasurer, Secretary or Controller of the Company or Subsidiary (as hereinafter defined);

(v)	"Director" means an individual who is or was a director of the Company or Subsidiary or an individual who, while a director of the Company or Subsidiary, is or was serving at the request of the Company or Subsidiary as a Director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership joint venture, trust, employee benefit plan or other enterprise. A Director shall be considered serving an employee benefit plan at the Company's or Subsidiary's request if his duties to the Company or Subsidiary also impose duties on, or otherwise involve services by, him to the plan or to participants in or beneficiaries of the plan. "Director" includes, unless the context requires otherwise, the estate or personal representatives of a Director.

(vi)	"Subsidiary" means any Company in which the Company is a beneficial owner of 100% of all classes of voting stock.

(b)	(i)	Company shall indemnify Executive if he is made a Party to any
Proceeding by reason of the fact that he is or was an officer or Director and if:

(A)	Executive conducted himself in good faith; and

(B)	Executive reasonably believed:

(I)	in the case of conduct in his official capacity with the Company or
Subsidiary, that his conduct was in the Company's or Subsidiary's best interest; and

(II)	in all other cases, that his conduct was at least not opposed to the
Company's or Subsidiary's best interest; and

(C)	in the case of any criminal Proceeding, he had no reasonable cause to believe his conduct was unlawful.

(ii)	Executive's conduct with respect to an employee benefit plan for a purpose he reasonably believes to be in the best interest of the partici-pants in and beneficiaries of the plan shall be conduct that satisfies the requirement of Section 10(b)(i)(B)(II) hereof.

(iii)	Indemnification shall be made against judgments, penalties, fines, settlements and reasonable expenses, including legal expenses, actually incurred by Executive in connection with the Proceedings, except that if the Proceeding was by or in the right of the Company or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding in which Executive shall have been adjudged to be liable to the Company or Subsidiary. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Executive did not meet the requisite standard of conduct set forth in this Section 10(b).

(iv)	(A)	Reasonable expenses incurred by Executive as a Party to a Pro-
ceeding with respect to which indemnity is to be provided under this Section 10(b) shall be paid or reimbursed by the Company in advance of the final disposition of such Proceeding provided:

(I)	Company receives (1) a written affirmation by Executive of his good faith belief that he has met the requisite standard of conduct set forth in this Section 10(b), and (2) Company receives a written undertaking by or on behalf of Executive to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(II)	Company's Board (or other appropriate decision maker for the Company)
determines that the facts then known to the Board (or decision maker) would not preclude indemnification under Kentucky law.

(B)	The undertaking required herein shall be an unlimited general obligation of Executive but shall not require any security and shall be accepted without reference to the financial ability of Executive to make repayment.

(C)	Determinations and authorizations of payments under this Section 10(b)
(iv) shall be made in the manner specified in Section 10(b)(v) hereof.

(v)	(A)	Company shall not indemnify Executive under this Section 10(b)
unless authorized in the specific case after a determination has been made that indemnification of Executive is permissible in the circumstances because he has met the requisite standard of conduct set forth in this
Section 10(b).

(B)	The determination shall be made:

(I)	by the Company's Board by majority vote of
a quorum consisting of directors not at the time Parties to the Proceeding; or

(II)	if a quorum cannot be obtained under Section 10(b)(v)(B)(I), by majority vote of a committee duly designated by the Company's Board (in which designation Executive may participate), consisting solely of two or more members of the Board not at the time Parties to the Proceeding;

(III)	by special legal counsel:

(1)	selected by the Company's Board or its committee in the manner prescribed in Section 10(b)(v)(B)(I) or (II); or

(2)	if a quorum of the Board cannot be obtained under Section 10(b)(v)(B)(I)
and a committee cannot be designated under Section 10(b)(v)(B)(II), selected by a majority vote of the full Board (in which selection Executive may participate); or

(IV)	by the Company's shareholders, but shares owned by or voted under the control of members of the Company's Board who are at the time Parties to the Proceeding shall not be voted on the determination.

(C)	Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemni-fication is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under Section 10(b)(v)(B)(III) to select counsel.

(c)	Notwithstanding any limitation imposed by Section 10(b) or elsewhere and in addition to the indemnification set forth in Section 10(b), the Company, to the full extent permitted by law, may or may agree to contact or otherwise to indemnify Executive and hold him harmless against any judgments, penalties, fines, settlements and reasonable expenses actually incurred or reasonably anticipated in connection with any Proceeding in which Executive is a party, provided Executive was made a Party to such Proceeding by reason of the fact that he is or was an officer or Director of the Company or Subsidiary or by reason of any inaction, nondisclosure, action or statement made, taken or omitted by or on behalf of Executive in his capacity as an officer or Director.

(d)	Company shall purchase and maintain or cause to be purchased and maintained insurance on behalf of Executive against any liability asserted against him or incurred by him in his capacity or arising out of his status as an officer or Director. Such insurance shall provide complete coverage for Executive to the extent reasonably available.

11.	DUE AUTHORIZATION

Company hereby warrants and represents to Executive that this Agreement has been duly authorized by all necessary corporate action on the part of the Company and has been duly executed by a duly authorized officer of the Company.

12.	BINDING EFFECT; ASSIGNABILITY

This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of the Company's assets or business or with which or into which the Company may be liquidated, consolidated, merged or otherwise combined, and shall inure to the benefit of and be binding upon Executive, his heirs and personal rep-resentatives. Executive may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by the Company without prior written consent of Executive.


13.	SEVERABILITY

If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agree-ment shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS

This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	ENTIRE AGREEMENT

This Agreement, together with any document or agreement specifically referred to herein, constitutes the entire agreement between the parties with respect to te terms and conditions of Executive's employment with the Company and with respect to the Loan, superseding and replacing any and all prior understandings, contracts, agreements, representations or under-takings, whether oral or written, with respect thereto.

16.	NOTICES

All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person, sent by telegram or facsimile transmission, or sent by registered or certified mail, postage pre-paid, return receipt requested, to the respective parties as follows:


If to the Company:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  Corporate Secretary


If to Executive:

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

17.	GOVERNING LAW

This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS

The paragraph headings herein are for convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


                        DELTA NATURAL GAS COMPANY, INC.


                    	   BY:	 /s/H. D. Peet____________________
                             Chairman of the Board



                            /s/Glenn R. Jennings______________
                            Glenn R. Jennings



                       	OFFICER AGREEMENT


THIS AGREEMENT, made and entered into this 1st day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (hereinafter referred to as "Delta" or the "Company"), and John B. Brown (hereinafter referred to as "Officer").


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

NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to induce Officer to remain in the employ of Delta, the parties agree as follows:

1.	OPERATION.  This Agreement shall be effective immediately upon its execution but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any of its provisions shall be operative unless and until there has been a Change of Control while Officer is still a corporate officer of Delta, nor shall this Agreement govern or affect Officer's employment relationship with Delta except as explicitly set forth herein. Upon a Change of Control, if Officer is still employed by Delta in the capacity of a corporate officer, this Agreement and all of its provisions shall become operative immediately. If Officer's employment relationship with Delta is terminated before a Change of Control or if the Officer is not at the time of such a Change of Control employed as a corporate officer of Delta, Officer shall have no rights or obligations under this Agreement.

 As used herein, "Operative Date" shall mean the date on which a Change of Control occurs.

2.	CHANGE IN CONTROL.  For the purpose of this Agreement, a "Change of
Control" shall mean:

(a)	The acquisition by any individual, entity (including the Company), group or "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Delta (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Delta entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities");
provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Delta or any corporation controlled by Delta, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar transaction, if, following such reorganization, merger, share exchange, consolidation or similar transaction, the conditions described in clauses
(i), (ii) and (iii) of Subsection (c) of this Section 2 are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the Company of a reorganization, merger, share exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(i) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consolidation, reorgnization or similar transaction and the company in a share exchange (such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another company); and

(ii) no Person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any Person beneficially owning, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(iii) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or

(d)	Approval by the Company of:

 (i) a complete liquidation or dissolution of the Company; or

(ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

 (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3.	TERM.  Delta agrees that Officer may, at his option, remain in the employ of Delta in a principal executive and managerial capacity at least equal to the position held by Officer on the date before the Operative Date for a period of three years immediately following the Operative Date.

4.	COMPENSATION AND BENEFITS.  Each year during the three year period immediately following the Operative Date, Officer shall receive compensation consisting of:

(a)	A base salary payable semi-monthly, which is not less than the normal rate in effect on the day before the Operative Date, with such increases as may thereafter be awarded in accordance with Delta's regular compensation policies; and

(b)	Incentive awards, bonuses, and the like which are not less than the annualized amount of any such awards paid to Officer for the twelve (12) months ending on the Operative Date.

In addition to the foregoing compensation, Officer shall continue to participate, at not less than levels existing on the day before the Operative Date, in Delta's employee benefit plans and practices (or equivalents), including, but not limited to, the retirement plan, employee savings plan, disability plan, vacation plan, stock purchase plan, life insurance and health-and-accident insurance plan and arrangement, company furnished automobile and office, and medical, dental and health plans.

5.    	TERMINATION.  In the event Officer's employment is terminated without cause during said three (3) year period immediately following the Operative Date, Officer shall nevertheless receive all compensation and benefits described in Section 4 hereinabove during said full three year period immediately following the Operative Date, but in no event for less than two
(2) years following termination of employment, plus credit for vacation and annual days earned but not taken. In lieu of the continued right to a Company automobile, however, Officer may, in the event of his termination without cause, in his sole discretion, elect to receive, and Delta in such case agrees to convey to Officer, the full, complete and unencumbered title to the automobile then currently being furnished to Officer under the terms of this Agreement. Upon such conveyance, Delta shall no longer have any obligation to furnish Officer with an automobile.

In the event of termination without cause, Officer, in his sole discretion, may elect to receive his total base salary due under Section 4(a) as a lump sum payment. Officer may at any time notify Delta of his determination to receive such lump sum payment, and such payment shall be made by Delta no later than the tenth day following such notification by Officer. An election by Officer to receive a lump sum payment for his base salary shall not affect his right under this Section 5 to participate fully in all other forms of compensation described in Section 4.


As used herein, "termination without cause" shall mean any termination of Officer's employment at the request or demand of Delta except termination for one of the following reasons:

(a)	Death of the Officer; or

(b)	Retirement of the Officer in accordance with Delta's retirement policy in effect on the day before the Operative Date; or

(c)	Conduct or job performance by Officer which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta immediately prior to the Operative Date, materially and adversely affects the administration of his office.

Officer may terminate his employment at any time during the three (3) year period following the Operative Date if the Officer determines in good faith that either (a) his continued employment with Delta is not in the best interests of Delta, or (b) he is unable effectively to carry out his duties and responsibilities as contemplated hereby. Such termination of Officer shall be considered to be "termination without cause".

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

7.	EXCISE TAX MAKE-WHOLE.  In the event it shall be determined that any payment or distribution by Delta to Officer or for Officer's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Officer shall be entitled to receive additional payment (a "Gross-Up Payment"). The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Officer determines that a Gross-Up Payment is required, Officer shall notify Delta in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. Delta shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Officer or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Officer and Delta, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required. "Independent Tax Counsel" means a lawyer with expertise in the area of Officer compensation tax law, who shall be selected by Officer and shall be reasonably acceptable to Delta, and whose fees and disbursements shall be paid by Delta.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Officer's income tax that would result in a Gross-Up Payment, Officer shall promptly notify Delta in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, Delta shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Officer and Delta as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and Delta requests in writing that Officer contest such proposed adjustment, then Officer shall contest the proposed adjustment and shall consult in good faith with Delta with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment;
provided that Officer, after such consultation with Delta, shall determine in Officer's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both, (B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Officer shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Officer agrees to take appropriate appeals of any judicial decision that would require Delta to pay a Gross-Up Payment, provided Delta requests in writing that Officer do so and provides an opinion from Independent Tax Counsel to Officer and Delta that it is more likely than not that the appeal would be successful. Officer further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by Delta in writing to do so at any time, in which case Officer shall be entitled to receive from Delta the Gross-Up Payment. In no event shall Officer compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up Payment without the written consent of Delta.

Officer shall not be required to take or continue any action pursuant to this
Section 7 unless Delta acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. Delta hereby agrees to indemnify Officer in a manner reasonably satisfactory to Officer for any fees, expenses, penalties, interest or additions to tax which Officer may incur as a result of contest-ing validity of any Excise Tax and to pay Officer promptly upon receipt of a written demand therefor all costs and expenses which Officer may incur in connection with contesting such proposed adjustment (including reasonable fees and disbursements of Independent Tax Counsel); provided, however, that Delta shall not be required to pay any amount necessary to permit Officer's instituting a claim for refund under this Section 7.

If Officer shall have contested any proposed adjustment as above provided, and for so long as Officer shall be required under the terms of this
Section 7 to continue such contest, Delta shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Officer's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment.
A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Officer has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Officer's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Officer receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, shall be promptly paid by Officer to Delta.

8.	PAYMENT OBLIGATIONS ABSOLUTE.  Upon a Change of Control Delta's
obligations to pay the severance benefits or make any other payments described in this Agreement shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Delta or any of its subsidiaries may have against the Officer or anyone else. Officer shall not be required to mitigate damages, and if Officer does accept other employment, any benefits or payments hereunder shall not be reduced by any compensation earned or other benefits received as a result of such employment.

9.	LEGAL FEES AND EXPENSES.  Subject to and contingent upon the occurrence of a Change of Control Delta agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Officer may reasonably thereafter incur as a result of any contest, liti-gation or arbitration (regardless of the outcome thereof) by Delta, Officer or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Officer about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by Bank One, Kentucky, NA.

10.	DUE AUTHORIZATION.  Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.

11.	INDEMNIFICATION

(a)	(1)	As used herein, "Proceeding" means any threatened,
pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.

(2)	As used herein, "Party" includes a person who was, is or
is threatened to be made a named defendant or respondent in a Proceeding.

(3)	As used herein, "expenses" include attorneys fees.

(4)	As used herein, "Subsidiary" means any company in
which Delta is a beneficial owner of 100% of all classes of voting stock.

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

Indemnification shall be made against judgments, penalties, fines, settle-ments and reasonable expenses actually incurred by Officer in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or ubsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding which Officer shall have been adjudged to be liable to Delta or Subsidiary. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this provision.

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

(d)	Reasonable expenses incurred by Officer as a Party to a Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

(1)	Delta receives (i) a written affirmation by Officer of his good faith belief that he has met the requisite standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(2)	Delta's Board of Directors (or other appropriate decision maker for
Delta) determines that the facts then known to the Board (or decision maker) would not preclude indemnification under this provision.

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

12.	BINDING EFFECT; ASSIGNABILITY.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or otherwise combined, and shall inure to the benefit of and be binding upon Officer, his heirs and personal representatives. Officer may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by Delta without prior written consent of Officer.

13.	SEVERABILITY.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS.  This Agreement may not be modified, amended,
altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	PREVIOUS AGREEMENTS.  This Agreement supercedes and replaces any and all previous or existing such similar agreements between Officer and Delta.

16.	NOTICES.  All notices, requests, claims, demands and other
communications hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or facsimile transmission, or by registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

If to Delta:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  President


If to Officer:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391


or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.

17.	GOVERNING LAW.  This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS.  The Section headings herein are for
convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


                       DELTA NATURAL GAS COMPANY, INC.


                   	   BY:	 /s/Glenn R. Jennings_____________
                            President and Chief Executive Officer



                            /s/John B. Brown_________________
                      						John B. Brown





                          	OFFICER AGREEMENT


THIS AGREEMENT, made and entered into this 1st day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (herein-after referred to as "Delta" or the "Company"), and John F. Hall (hereinafter referred to as "Officer").


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

NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to induce Officer to remain in the employ of Delta, the parties agree as follows:

1.	OPERATION.  This Agreement shall be effective immediately upon its execution but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any of its provisions shall be operative unless and until there has been a Change of Control while Officer is still a corporate officer of Delta, nor shall this Agreement govern or affect Officer's employment relationship with Delta except as explicitly set forth herein. Upon a Change of Control, if Officer is still employed by Delta in the capacity of a corporate officer, this Agreement and all of its provisions shall become operative immediately. If Officer's employment relationship with Delta is terminated before a Change of Control or if the Officer is not at the time of such a Change of Control employed as a corporate officer of Delta, Officer shall have no rights or obligations under this Agreement.

 As used herein, "Operative Date" shall mean the date on which a Change of Control occurs.

2.	CHANGE IN CONTROL.  For the purpose of this Agreement, a
"Change of Control" shall mean:

(a)	The acquisition by any individual, entity (including the Company), group or "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Delta (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Delta entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Delta or any corporation controlled by Delta, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar transaction, if, following such reorganization, merger, share exchange, consolidation or similar transaction, the conditions described in clauses
(i), (ii) and (iii) of Subsection (c) of this Section 2 are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the Company of a reorganization, merger, share exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(i) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their owner-ship, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consolidation, reorganization or similar transaction and the company in a share exchange (such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another company); and

(ii) no Person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any Person beneficially owning, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(iii) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or

(d)	Approval by the Company of:

 (i) a complete liquidation or dissolution of the Company; or

(ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

 (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3.	TERM.  Delta agrees that Officer may, at his option, remain in the employ of Delta in a principal executive and managerial capacity at least equal to the position held by Officer on the date before the Operative Date for a period of three years immediately following the Operative Date.

4.	COMPENSATION AND BENEFITS.  Each year during the three year period immediately following the Operative Date, Officer shall receive compensation consisting of:

(a)	A base salary payable semi-monthly, which is not less than the normal rate in effect on the day before the Operative Date, with such increases as may thereafter be awarded in accordance with Delta's regular compensation policies; and

(b)	Incentive awards, bonuses, and the like which are not less than the annualized amount of any such awards paid to Officer for the twelve (12) months ending on the Operative Date.

In addition to the foregoing compensation, Officer shall continue to participate, at not less than levels existing on the day before the Operative Date, in Delta's employee benefit plans and practices (or equivalents), including, but not limited to, the retirement plan, employee savings plan, disability plan, vacation plan, stock purchase plan, life insurance and health-and-accident insurance plan and arrangement, company furnished auto-mobile and office, and medical, dental and health plans.

5.    	TERMINATION.  In the event Officer's employment is terminated without cause during said three (3) year period immediately following the Operative Date, Officer shall nevertheless receive all compensation and benefits described in Section 4 hereinabove during said full three year period immediately following the Operative Date, but in no event for less than two (2) years following termination of employment, plus credit for vacation and annual days earned but not taken. In lieu of the continued right to a Company automobile, however, Officer may, in the event of his termination without cause, in his sole discretion, elect to receive, and Delta in such case agrees to convey to Officer, the full, complete and unencumbered title to the automobile then currently being furnished to Officer under the terms of this Agreement. Upon such conveyance, Delta shall no longer have any obligation to furnish Officer with an automobile.

In the event of termination without cause, Officer, in his sole discretion, may elect to receive his total base salary due under Section 4(a) as a lump sum payment. Officer may at any time notify Delta of his determination to receive such lump sum payment, and such payment shall be made by Delta no later than the tenth day following such notification by Officer. An election by Officer to receive a lump sum payment for his base salary shall not affect his right under this Section 5 to participate fully in all other forms of compensation described in Section 4.


As used herein, "termination without cause" shall mean any termination of Officer's employment at the request or demand of Delta except termination for one of the following reasons:

(a)	Death of the Officer; or

(b)	Retirement of the Officer in accordance with Delta's retirement policy in effect on the day before the Operative Date; or

(c)	Conduct or job performance by Officer which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta immediately prior to the Operative Date, materially and adversely affects the administration of his office.

Officer may terminate his employment at any time during the three (3) year period following the Operative Date if the Officer determines in good faith that either (a) his continued employment with Delta is not in the best interests of Delta, or (b) he is unable effectively to carry out his duties and responsibilities as contemplated hereby. Such termination of Officer shall be considered to be "termination without cause".

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

7.	EXCISE TAX MAKE-WHOLE.  In the event it shall be determined that any payment or distribution by Delta to Officer or for Officer's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Officer shall be entitled to receive additional payment (a "Gross-Up Payment"). The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Officer determines that a Gross-Up Payment is required, Officer shall notify Delta in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. Delta shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Officer or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Officer and Delta, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required. "Independent Tax Counsel" means a lawyer with expertise in the area of Officer compensation tax law, who shall be selected by Officer and shall be reasonably acceptable to Delta, and whose fees and disbursements shall be paid by Delta.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Officer's income tax that would result in a Gross-Up Payment, Officer shall promptly notify Delta in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, Delta shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Officer and Delta as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and Delta requests in writing that Officer contest such proposed adjustment, then Officer shall contest the proposed adjustment and shall consult in good faith with Delta with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment; provided that Officer, after such consultation with Delta, shall determine in Officer's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both,
(B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Officer shall undertake judicial action with respect to such proposed adjust-ment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Officer agrees to take appropriate appeals of any judicial decision that would require Delta to pay a Gross-Up Payment, provided Delta requests in writing that Officer do so and provides an opinion from Independent Tax Counsel to Officer and Delta that it is more likely than not that the appeal would be successful. Officer further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by Delta in writing to do so at any time, in which case Officer shall be entitled to receive from Delta the Gross-Up Payment. In no event shall Officer compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up Payment without the written consent of Delta.

Officer shall not be required to take or continue any action pursuant to this
Section 7 unless Delta acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. Delta hereby agrees to indemnify Officer in a manner reasonably satisfactory to Officer for any fees, expenses, penalties, interest or additions to tax which Officer may incur as a result of contesting validity of any Excise Tax and to pay Officer promptly upon receipt of a written demand therefor all costs and expenses which Officer may incur in connection with contesting such proposed adjustment (including reasonable fees and disbursements of Independent Tax Counsel); provided, however, that Delta shall not be required to pay any amount necessary to permit Officer's instituting a claim for refund under this Section 7.

If Officer shall have contested any proposed adjustment as above provided, and for so long as Officer shall be required under the terms of this Section 7 to continue such contest, Delta shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Officer's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment.
A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Officer has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Officer's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Officer receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, shall be promptly paid by Officer to Delta.

8.	PAYMENT OBLIGATIONS ABSOLUTE.  Upon a Change of Control Delta's
obligations to pay the severance benefits or make any other payments described in this Agreement shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Delta or any of its subsidiaries may have against the Officer or anyone else. Officer shall not be required to mitigate damages, and if Officer does accept other employment, any benefits or payments hereunder shall not be reduced by any compensation earned or other benefits received as a result of such employment.

9.	LEGAL FEES AND EXPENSES.  Subject to and contingent upon the occurrence of a Change of Control Delta agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Officer may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Delta, Officer or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Officer about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime
Rate posted by Bank One, Kentucky, NA.

10.	DUE AUTHORIZATION.  Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.

11.	INDEMNIFICATION

(a)	(1)	As used herein, "Proceeding" means any threatened,
pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.

(2)	As used herein, "Party" includes a person who was, is or
is threatened to be made a named defendant or respondent in a Proceeding.

(3)	As used herein, "expenses" include attorneys fees.

(4)	As used herein, "Subsidiary" means any company in
which Delta is a beneficial owner of 100% of all classes of voting stock.

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

Indemnification shall be made against judgments, penalties, fines, settle-ments and reasonable expenses actually incurred by Officer in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding which Officer shall have been adjudged to be liable to Delta or Subsidiary. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this provision.

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

(d)	Reasonable expenses incurred by Officer as a Party to a Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

(1)	Delta receives (i) a written affirmation by Officer of his good faith belief that he has met the requisite standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(2)	Delta's Board of Directors (or other appropriate decision
maker for Delta) determines that the facts then known to the Board (or decision maker) would not preclude indemnification under this provision.

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

12.	BINDING EFFECT; ASSIGNABILITY.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or otherwise combined, and shall inure to the benefit of and be binding upon Officer, his heirs and personal representatives. Officer may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by Delta without prior written consent of Officer.

13.	SEVERABILITY.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restric-tions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS.  This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	PREVIOUS AGREEMENTS.  This Agreement supercedes and replaces any and all previous or existing such similar agreements between Officer and Delta.

16.	NOTICES.  All notices, requests, claims, demands and other communi-
cations hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or facsimile transmission, or by registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

If to Delta:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  President



If to Officer:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391


or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.

17.	GOVERNING LAW.  This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS.  The Section headings herein are for
convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


                     DELTA NATURAL GAS COMPANY, INC.


                 	   BY:	 /s/Glenn R. Jennings_____________
                          President and Chief Executive Officer



                          /s/John F. Hall__________________
                    						John F. Hall






                         	OFFICER AGREEMENT


THIS AGREEMENT, made and entered into this 1st day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (hereinafter referred to as "Delta" or the "Company"), and Johnny L. Caudill (hereinafter referred to as "Officer").


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

NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to induce Officer to remain in the employ of Delta, the parties agree as follows:

1.	OPERATION.  This Agreement shall be effective immediately upon its execution but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any of its provisions shall be operative unless and until there has been a Change of Control while Officer is still a corporate officer of Delta, nor shall this Agreement govern or affect Officer's employment relationship with Delta except as explicitly set forth herein. Upon a Change of Control, if Officer is still employed by Delta in the capacity of a corporate officer, this Agreement and all of its provisions shall become operative immediately. If Officer's employment relationship with Delta is terminated before a Change of Control or if the Officer is not at the time of such a Change of Control employed as a corporate officer of Delta, Officer shall have no rights or obligations under this Agreement.

 As used herein, "Operative Date" shall mean the date on which a Change of Control occurs.

2.	CHANGE IN CONTROL.  For the purpose of this Agreement, a
"Change of Control" shall mean:

(a)	The acquisition by any individual, entity (including the Company), group or "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either
(i) the then outstanding shares of common stock of the Delta (the "Out-standing Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Delta entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Delta or any corporation controlled by Delta, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar trans-action, if, following such reorganization, merger, share exchange, consoli-dation or similar transaction, the conditions described in clauses (i), (ii) and (iii) of Subsection (c) of this Section 2 are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subse-quent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the Company of a reorganization, merger, share exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(i) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consolidation, reorganization or similar transaction and the company in a share exchange (such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another company); and

(ii) no Person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any Person beneficially owning, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then out-standing voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(iii) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or

(d)	Approval by the Company of:

 (i) a complete liquidation or dissolution of the Company; or

(ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

 (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3.	TERM.  Delta agrees that Officer may, at his option, remain in the employ of Delta in a principal executive and managerial capacity at least equal to the position held by Officer on the date before the Operative Date for a period of three years immediately following the Operative Date.

4.	COMPENSATION AND BENEFITS.  Each year during the three year period immediately following the Operative Date, Officer shall receive compensation consisting of:

(a)	A base salary payable semi-monthly, which is not less than the normal rate in effect on the day before the Operative Date, with such increases as may thereafter be awarded in accordance with Delta's regular compensation policies; and

(b)	Incentive awards, bonuses, and the like which are not less than the annualized amount of any such awards paid to Officer for the twelve (12) months ending on the Operative Date.

In addition to the foregoing compensation, Officer shall continue to participate, at not less than levels existing on the day before the Opera-tive Date, in Delta's employee benefit plans and practices (or equivalents), including, but not limited to, the retirement plan, employee savings plan, disability plan, vacation plan, stock purchase plan, life insurance and health-and-accident insurance plan and arrangement, company furnished automobile and office, and medical, dental and health plans.

5.    	TERMINATION.  In the event Officer's employment is terminated without cause during said three (3) year period immediately following the Operative Date, Officer shall nevertheless receive all compensation and benefits described in Section 4 hereinabove during said full three year period immediately following the Operative Date, but in no event for less than two (2) years following termination of employment, plus credit for vacation and annual days earned but not taken. In lieu of the continued right to a Company automobile, however, Officer may, in the event of his termination without cause, in his sole discretion, elect to receive, and Delta in such case agrees to convey to Officer, the full, complete and unencumbered title to the automobile then currently being furnished to Officer under the terms of this Agreement. Upon such conveyance, Delta shall no longer have any obligation to furnish Officer with an automobile.

In the event of termination without cause, Officer, in his sole discretion, may elect to receive his total base salary due under Section 4(a) as a lump sum payment. Officer may at any time notify Delta of his determination to receive such lump sum payment, and such payment shall be made by Delta no later than the tenth day following such notification by Officer. An election by Officer to receive a lump sum payment for his base salary shall not affect his right under this Section 5 to participate fully in all other forms of compensation described in Section 4.


As used herein, "termination without cause" shall mean any termination of Officer's employment at the request or demand of Delta except termination for one of the following reasons:

(a)	Death of the Officer; or

(b)	Retirement of the Officer in accordance with Delta's retirement policy in effect on the day before the Operative Date; or

(c)	Conduct or job performance by Officer which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta immediately prior to the Operative Date, materially and adversely affects the administration of his office.

Officer may terminate his employment at any time during the three (3) year period following the Operative Date if the Officer determines in good faith that either (a) his continued employment with Delta is not in the best interests of Delta, or (b) he is unable effectively to carry out his duties and responsibilities as contemplated hereby. Such termination of Officer shall be considered to be "termination without cause".

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

7.	EXCISE TAX MAKE-WHOLE.  In the event it shall be determined that any payment or distribution by Delta to Officer or for Officer's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Officer shall be entitled to receive additional payment (a "Gross-Up Payment"). The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Officer determines that a Gross-Up Payment is required, Officer shall notify Delta in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. Delta shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Officer or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Officer and Delta, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required. "Independent Tax Counsel" means a lawyer with expertise in the area of Officer compensation tax law, who shall be selected by Officer and shall be reasonably acceptable to Delta, and whose fees and disbursements shall be paid by Delta.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Officer's income tax that would result in a Gross-Up Payment, Officer shall promptly notify Delta in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, Delta shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Officer and Delta as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and Delta requests in writing that Officer contest such proposed adjustment, then Officer shall contest the proposed adjustment and shall consult in good faith with Delta with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment;
provided that Officer, after such consultation with Delta, shall determine in Officer's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both, (B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Officer shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Officer agrees to take appropriate appeals of any judicial decision that would require Delta to pay a Gross-Up Payment, provided Delta requests in writing that Officer do so and provides an opinion from Independent Tax Counsel to Officer and Delta that it is more likely than not that the appeal would be successful. Officer further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by Delta in writing to do so at any time, in which case Officer shall be entitled to receive from Delta the Gross-Up Payment. In no event shall Officer compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up Payment without the written consent of Delta.

Officer shall not be required to take or continue any action pursuant to this
Section 7 unless Delta acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. Delta hereby agrees to indemnify Officer in a manner reasonably satisfactory to Officer for any fees, expenses, penalties, interest or additions to tax which Officer may incur as a result of contesting validity of any Excise Tax and to pay Officer promptly upon receipt of a written demand therefor all costs and expenses which Officer may incur in connection with contesting such proposed adjustment (including reasonable fees and disbursements of Independent Tax Counsel); provided, however, that Delta shall not be required to pay any amount necessary to permit Officer's instituting a claim for refund under this Section 7.

If Officer shall have contested any proposed adjustment as above provided, and for so long as Officer shall be required under the terms of this Section 7 to continue such contest, Delta shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Officer's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment. A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Officer has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Officer's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Officer receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, \ shall be promptly paid by Officer to Delta.

8.	PAYMENT OBLIGATIONS ABSOLUTE.  Upon a Change of Control Delta's
obligations to pay the severance benefits or make any other payments described in this Agreement shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Delta or any of its subsidiaries may have against the Officer or anyone else. Officer shall not be required to mitigate damages, and if Officer does accept other employment, any benefits or payments hereunder shall not be reduced by any compensation earned or other benefits received as a result of such employment.

9.	LEGAL FEES AND EXPENSES.  Subject to and contingent upon the occurrence of a Change of Control Delta agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Officer may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Delta, Officer or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Officer about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by Bank One, Kentucky, NA.

10.	DUE AUTHORIZATION.  Delta hereby warrants and represents to Officer that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized officer of Delta.

11.	INDEMNIFICATION

(a)	(1)	As used herein, "Proceeding" means any threatened,
pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.

(2)	As used herein, "Party" includes a person who was, is or
is threatened to be made a named defendant or respondent in a Proceeding.

(3)	As used herein, "expenses" include attorneys fees.

(4)	As used herein, "Subsidiary" means any company in
which Delta is a beneficial owner of 100% of all classes of voting stock.

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

Indemnification shall be made against judgments, penalties, fines, settle-ments and reasonable expenses actually incurred by Officer in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding which Officer shall have been adjudged to be liable to Delta or Subsidiary. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Officer did not meet the requisite standard of conduct set forth in this provision.

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

(d)	Reasonable expenses incurred by Officer as a Party to a Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

(1)	Delta receives (i) a written affirmation by Officer of his good faith belief that he has met the requisite standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Officer to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(2)	Delta's Board of Directors (or other appropriate decision
maker for Delta) determines that the facts then known to the Board (or decision maker) would not preclude indemnification under this provision.

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

12.	BINDING EFFECT; ASSIGNABILITY.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or otherwise combined, and shall inure to the benefit of and be binding upon Officer, his heirs and personal representatives. Officer may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by Delta without prior written consent of Officer.

13.	SEVERABILITY.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS.  This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	PREVIOUS AGREEMENTS.  This Agreement supercedes and replaces any and all previous or existing such similar agreements between Officer and Delta.

16.	NOTICES.  All notices, requests, claims, demands and other
communications hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or facsimile transmission, or by registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

If to Delta:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  President


If to Officer:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391


or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.

17.	GOVERNING LAW.  This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS.  The Section headings herein are for
convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


                   DELTA NATURAL GAS COMPANY, INC.


               	   BY:	 /s/Glenn R. Jennings_____________
                   President and Chief Executive Officer



                   /s/Johnny L. Caudill_____________
             						Johnny L. Caudill



                                          EXHIBIT 10(l)


                          	AGREEMENT


THIS AGREEMENT, made and entered into this 1ST day of March, 2000, by and between DELTA NATURAL GAS COMPANY, INC., a Kentucky Corporation (hereinafter referred to as "Delta" or the "Company"), and Harrison D. Peet (hereinafter referred to as "Peet").


                   	W I T N E S S E T H:

THAT, WHEREAS, Peet has for many years been an integral part of Delta, having previously served as Chief Executive Officer, and presently continuing to serve as Chairman of the Board of Directors; and

WHEREAS, Peet's continuing contribution to Delta is great and his leadership and vast experience are invaluable to Delta and its shareholders, customers, directors, officers and employees; and

WHEREAS, Delta desires to retain the benefit of Peet's continued service, advice and counsel in the event of a change in control of Delta; and

WHEREAS, Peet is willing to remain to provide service, advice and counsel to Delta following a change of control thereof on the terms and conditions herein-after set forth.

NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth and to ensure Peet's continued service to Delta, the parties agree as follows:

1.	OPERATION.  This Agreement shall be effective immediately upon its execution but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any of its provisions shall be operative unless and until there has been a Change of Control while Peet is still Chairman of the Board of Directors of Delta, nor shall this Agreement govern or affect Peet's relationship with Delta except as explicitly set forth herein. If Peet is still Chairman of the Board of Directors of Delta, this Agreement and all of its provisions shall become operative immediately upon a Change of Control of Delta. If at the time of a Change of Control Peet is no longer Chairman of the Board of Directors of Delta, Peet shall have no rights or obligations under this Agreement.

As used herein, "Operative Date" shall mean the date on which a Change of Control of Delta occurs.

2.	CHANGE IN CONTROL.  For the purpose of this Agreement, a
"Change of Control" shall mean:

(a)	The acquisition by any individual, entity (including the Company), group pr "person" (as "person" is defined by Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) of any of the Company's outstanding voting stock if following such acquisition any individual, entity, group or person is beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either
(i) the then outstanding shares of common stock of the Delta (the
"Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of Delta entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Delta or any corporation controlled by Delta, or (ii) any acquisition by any corporation pursuant to a reorganization, merger, share exchange, consolidation or similar transaction, if, following such reorganization, merger, share exchange, consolidation or similar transaction, the conditions described in clauses (i), (ii) and (iii) of Subsection (c) of this Section 2 are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director sub-sequent to the date hereof whose election, or nomination of election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the Company of a reorganization, merger, share exchange, consolidation or similar transaction, in each case, unless, following such reorganization, merger, share exchange, consolidation or similar transaction:

(i) more than 60% of, respectively, the then outstanding shares of common stock of the "Resulting Corporation", as hereinafter defined, and more than 60% of the combined voting power of the then outstanding voting securities of the Resulting Corporation are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, share exchange, consoli-dation or similar transaction, of the Outstanding Company Common Stock and OutstandingCompany Voting Securities, as the case may be (as used herein, "Resulting Corporation" means the surviving company in a merger, consoli-dation or reorganization and the company in a share exchange (such as, for example, the share exchange that is presently provided for by Kentucky Revised Statutes 271B.11-020) that, pursuant to a statutory share exchange, acquires all of the outstanding shares of another corporation); and

(ii) no Person (excluding [A] any employee benefit plan (or related trust) of the or the Resulting Corporation, and [B] any Person beneficially owning, immediately prior to such reorganization, merger, share exchange, consolidation or similar transaction, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of the Resulting Corporation entitled to vote generally in the election of directors: and

(iii) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, share exchange, consolidation or similar transaction;

or

(d)	Approval by the Company of:

 (i) a complete liquidation or dissolution of the Company; or

(ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition:

(A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly (for example, shares owned by the Company would be "indirectly" owned by the Company's shareholders), by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition in substantially the same proportion as their ownership, immediately prior to such sale, lease, exchange or other disposition, of the Outstanding Company Common
Stock and Outstanding Company Voting Securities, as the case may be; and

 (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock and Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors; and

(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3.	TERM.  In the event of a Change of Control of Delta, Delta agrees that, commencing on the Operative Date, Peet may, at his option, continue in the employ of Delta as a consultant for a period of three years immediately following the Operative Date. In this capacity, Peet shall make himself available to Delta for a maximum number of hours annually that is consistent with the average number of annual hours Peet provided Delta during the last three years immediately preceding the Change of Control, such hours of consultation to be performed by Peet, at such times as may be reasonably agreed between Peet and Delta.

4.	COMPENSATION AND BENEFITS.  Each year during the three year period immediately following the Operative Date, Peet shall receive compensation consisting of a base salary of $3,000 payable monthly. In addition, Peet shall be entitled to a company furnished automobile, consistent with the practice immediately before the Operative Date.

5.    	TERMINATION.  In the event Peet's employment is terminated without cause during the three (3) year period immediately following the Operative
Date:

(a)   Peet shall nevertheless receive all compensation described in
Section 4 of this Agreement during said full three year period immediately following the Operative Date, but in no event for less than two (2) years following termination of employment; and

(b) Peet shall receive, and Delta agrees to convey to Peet, the full, complete and unencumbered title to the automobile then currently being fur-nished to Peet under the terms of this Agreement. Upon such conveyance, Delta shall no longer have any obligation to furnish Peet with an automobile.

In the event of termination without cause, Peet, in his sole discretion, may elect to receive his compensation due under Section 4 as a lump sum payment. Peet may at any time notify Delta of his determination to receive such lump sum payment, and such payment shall be made by Delta no later than the tenth day following such notification by Peet.

As used herein, "termination without cause" shall mean any termination of Peet's employment at the request or demand of Delta except termination for one of the following reasons:

(c)	death of Peet; or

(d)	conduct or job performance by Peet which, according to an affirmative vote of a majority of the directors still in office who were directors of Delta immediately prior to the Operative Date, substantially and adversely affects Delta.

Peet may terminate his employment at any time during the three (3) year period following the Operative Date if the Peet determines in good faith that either (i) his continued employment with Delta is not in the best interests of Delta, or (ii) he is unable effectively to carry out his duties and responsibilities as contemplated hereby. Such termination of Peet shall be considered to be "termination without cause".

6.	CESSATION OF PAYMENTS.  If, at any time while Peet is receiving payments hereunder, he, within any county in which Delta's pipeline facilities are located on the date of execution of this Agreement, directly or indirectly owns, manages, operates, joins, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with any retail natural gas distribution business, then such payments shall forthwith cease.

7.	EXCISE TAX MAKE-WHOLE.  In the event it shall be determined that any payment or distribution by Delta to Peet or for Peet's benefit, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor thereto) or comparable state or local tax or any interest or penalties with respect to such excise tax or comparable state or local tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Peet shall be entitled to receive additional payment (a "Gross-Up Payment"). The Gross-Up Payment shall be equal to the sum of the Excise Tax and all taxes (including any interest or penalties imposed with respect to such taxes) imposed upon the Gross-Up Payment.

If Peet determines that a Gross-Up Payment is required, Peet shall notify Delta in writing, specifying the amount of Gross-Up Payment required and details as to the calculation thereof. Delta shall, within 30 days, either pay such Gross-Up Payment (net of applicable wage withholding) to Peet or furnish an unqualified opinion from Independent Tax Counsel (as defined below), addressed to Peet and Delta, that there is substantial authority (within the meaning of Section 5551 of the Code) for the position that no Gross-Up Payment is required. "Independent Tax Counsel" means a lawyer with expertise in the area of Peet compensation tax law, who shall be selected by Peet and shall be reasonably acceptable to Delta, and whose fees and disbursements shall be paid by Delta.

If the Internal Revenue Service or other tax authority proposes in writing an adjustment to Peet's income tax that would result in a Gross-Up Payment, Peet shall promptly notify Delta in writing and shall refrain for at least 30 days after giving such notice, if so permitted by law, from paying any tax (including interest, penalties and additions to tax) asserted to be payable as a result of such proposed adjustment. Before the expiration of such period, Delta shall either pay the Gross-Up Payment or provide an opinion from Independent Tax Counsel to Peet and Delta as to whether it is more likely than not that the proposed adjustment would be successfully challenged if the matter were to be litigated. If the opinion provides that a challenge would be more likely than not to be successful if the issues were litigated, and Delta requests in writing that Peet contest such proposed adjustment, then Peet shall contest the proposed adjustment and shall consult in good faith with Delta with respect to the nature of all action to be taken in furtherance of the contest of such proposed adjustment; provided that Peet, after such consultation with Delta, shall determine in Peet's sole discretion the nature of all action to be taken to contest such proposed adjustment, including (A) whether any such action shall initially be by way of judicial or administrative proceedings, or both, (B) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (C) if Peet shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced and the court or other judicial body to which any appeals should be taken. Peet agrees to take appropriate appeals of any judicial decision that would require Delta to pay a Gross-Up Payment, provided Delta requests in writing that Peet do so and provides an opinion from Independent Tax Counsel to Peet and Delta that it is more likely than not that the appeal would be successful. Peet further agrees to settle, compromise or otherwise terminate a contest with the Internal Revenue
Service or other tax authority with respect to all or a portion of the proposed adjustment giving rise to the Gross-Up Payment, if requested by Delta in writing to do so at any time, in which case Peet shall be entitled to receive from Delta the Gross-Up Payment. In no event shall Peet compromise or settle all or any portion of a proposed adjustment which would result in Gross-Up Payment without the written consent of Delta.

Peet shall not be required to take or continue any action pursuant to this
Section 7 unless Delta acknowledges its liability under this Agreement in the event that the Internal Revenue Service or other tax authority prevails in the contest. Delta hereby agrees to indemnify Peet in a manner reasonably satisfactory to Peet for any fees, expenses, penalties, interest or additions to tax which Peet may incur as a result of contesting validity of any Excise Tax and to pay Peet promptly upon receipt of a written demand therefor all costs and expenses which Peet may incur in connection with contesting such proposed adjustment (including reasonable fees and disburse-ments of Independent Tax Counsel); provided, however, that Delta shall not be required to pay any amount necessary to permit Peet's instituting a claim for refund under this Section 7.

If Peet shall have contested any proposed adjustment as above provided, and for so long as Peet shall be required under the terms of this Section 7 to continue uch contest, Delta shall not be required to pay a Gross-Up Payment until there occurs a Final Determination (as defined below) of Peet's liability for the tax and any interest, penalties and additions to tax asserted to be payable as a result of such proposed adjustment. A "Final Determination" shall mean (A) a decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted, the time for filing such appeal has expired or Peet has no right under the terms thereof to request an appeal, (B) a closing agreement entered into under Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding and with Peet's consent, or (C) the expiration of the time for instituting suit with respect thereto.

In the event Peet receives any refund from the Internal Revenue Service or other tax authority on account of an overpayment of Excise Tax, such amount, together with that part of any Gross-Up Payment attributable to such amount, shall be promptly paid by Peet to Delta.

8.	PAYMENT OBLIGATIONS ABSOLUTE.  Upon a Change of Control
Delta's obligations to pay the severance benefits or make any other payments described in this Agreement shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Delta or any of its subsidiaries may have against the Peet or anyone else. Peet shall not be required to mitigate damages, and if Peet does accept other employment, any benefits or payments hereunder shall not be reduced by any compensation earned or other benefits received as a result of such employ-ment.

9.	LEGAL FEES AND EXPENSES.  Subject to and contingent upon the occurrence of a Change of Control, Delta agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which Peet may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Delta, Peet or others of the validity or enforceability of, or liability under, any provision of this Agreement (including any contest by Peet about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Bank
One, Kentucky, NA.

10.	DUE AUTHORIZATION.  Delta hereby warrants and represents to Peet that this Agreement has been duly authorized by all necessary corporate action on the part of Delta and has been duly executed by a duly authorized Officer of Delta.

11.	INDEMNIFICATION

(a)	(1)	As used herein, "Proceeding" means any threatened,
pending or completed action, suit or Proceeding, whether civil, criminal, administrative or investigative.

(2)	As used herein, "Party" includes a person who was, is or
is threatened to be made a named defendant or respondent in a Proceeding.

(3)	As used herein, "expenses" include attorneys fees.

(4)	As used herein, "Subsidiary" means any company in
which Delta is a beneficial owner of 100% of all classes of voting stock.

(b)	Delta shall indemnify Peet if he is made a Party to any Proceeding by reason of the fact that he is or was an Officer or Director of Delta or Subsidiary if:

(1)	He conducted himself in good faith; and

(2)	He reasonably believed:

(i)	In the case of conduct in his capacity as an Officer or Director of
Delta or Subsidiary, that his conduct was in Delta's or Subsidiary's best interest; and

(ii)	In all other cases, that his conduct was at least not
opposed to Delta's or Subsidiary's best interest; and

(iii)	In the case of any criminal Proceeding, he had no
reasonable cause to believe his conduct was unlawful.

Indemnification shall be made against judgments, penalties, fines, settle-ments and reasonable expenses actually incurred by Peet in connection with the Proceedings, except that if the Proceeding was by or in the right of Delta or Subsidiary, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding which Peet shall have been adjudged to be liable to Delta or Subsidiary.
The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that Peet did not meet the requisite standard of conduct set forth in this provision.

(c)	In addition to the foregoing Delta or Subsidiary shall, to the full extent permitted by law, indemnify Peet and hold him harmless against any judgments, penalties, fines, settlements and reasonable expenses actually incurred in connection with any Proceeding in which Peet is a Party, provided Peet was made a party to such Proceeding by reason of the fact that he is or was an Officer or Director of Delta or Subsidiary or by reason of any inaction, nondisclosure, action or statement made, taken or omitted by or on behalf of Peet with respect to Delta or Subsidiary or by or on behalf of Peet in his capacity as an Officer or Director of Delta or Subsidiary.

(d)	Reasonable expenses incurred by Peet as a Party to a Proceeding with respect to which indemnity is to be provided shall be paid or reimbursed by Delta in advance of the final disposition of such Proceeding provided:

(1)	Delta receives (i) a written affirmation by Peet of his good faith belief that he has met the requisite standard of conduct necessary for indemnification by Delta, as provided in this Agreement, and (ii) Delta receives a written undertaking by or on behalf of Peet to repay such amount if it shall ultimately be determined that he has not met such standard of conduct; and

(2)	Delta's Board of Directors (or other appropriate decision
maker for Delta) determines that the facts then known to the Board (or decision maker) would not preclude indemnification under this provision.

The undertaking required herein shall be an unlimited general obligation of Peet but shall not require any security and shall be accepted without reference to the financial ability of Peet to make repayment.

(e)	Notwithstanding anything herein to the contrary, Peet shall not be indemnified with respect to any Proceeding charging improper personal benefit to him, whether or not involving action in his official capacity, in which he shall have been adjudged to be liable on the basis that personal benefit was improperly received by him.

(f)	Delta shall purchase and maintain insurance on behalf of Peet against any liability asserted against him and incurred by him in his capacity or arising out of his status as an Officer or Director of Delta or Subsidiary. Such insurance shall provide complete coverage for Peet to the extent reasonably available.

12.	BINDING EFFECT; ASSIGNABILITY.  This Agreement shall inure to the benefit of and be binding upon Delta, its successors and assigns, including, without limitation, any person, group of persons, partnership or corporation which may acquire substantially all of Delta's assets or business or with which or into which Delta may be liquidated, consolidated, merged or other-wise combined, and shall inure to the benefit of and be binding upon Peet, his heirs and personal representatives. Peet may assign his right to payment under this Agreement, but not his obligations under this Agreement. This Agreement shall not be assigned by Delta without prior written consent of Peet.

13.	SEVERABILITY.  If any term, provision, covenant or restriction of this
Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restric-tions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

14.	AMENDMENTS.  This Agreement may not be modified, amended,
altered or supplemented except upon the execution and delivery of a written agreement by the parties hereto.

15.	PREVIOUS AGREEMENTS.  This Agreement supercedes and replaces any and all previous or existing such written agreements between Peet and Delta.

16.	NOTICES.  All notices, requests, claims, demands and other communi-
cations hereunder shall be in writing and shall be given (and shall be deemed to have been duly given if so given) if delivered in person, by telegram or facsimile transmission, or by registered or certified mail, postage pre-paid, return receipt requested) to the respective parties as follows:

If to Delta:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391
Attention:  President

If to Peet:

Harrison D. Peet
Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, Kentucky  40391


or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall only be effective upon receipt.

17.	GOVERNING LAW.  This Agreement shall be construed in accordance with the laws of the Commonwealth of Kentucky.

18.	EFFECT OF HEADINGS.  The Section headings herein are for
convenience only and shall no affect the construction hereof.

IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.


                   DELTA NATURAL GAS COMPANY, INC.


               	   BY:	 /s/Glenn R. Jennings__________
                        President and Chief Executive Officer



                        /s/Harrison D. Peet____________
                           Harrison D.  Peet