Form 10-K
period 2000-06-30
DELTA NATURAL GAS CO INC
filed 2000-09-06
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000.

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

			Registrant's telephone number, including area code 859-744-6171.

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

 	As of August 22, 2000, Delta Natural Gas Company, Inc. had outstanding 2,466,825 shares of common stock $1 Par Value, and the aggregate market value of the voting stock held by non-affiliates was approximately $41,936,025.


DOCUMENTS INCORPORATED BY REFERENCE

 	The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 2000, is incorporated by reference in
Part III of this Report.


TABLE OF CONTENTS

										Page Number
PART I
 Item 1.Business						              	 1
			     General 						              	 1
			     Gas Operations and Supply				 1
			     Regulatory Matters					       3
			     Capital Expenditures					     4
			     Financing							              5
			     Employees							              5
			     Consolidated Statistics			 		 6

	Item 2.		Properties				          			 7

	Item 3.		Legal Proceedings					    	 8

	Item 4.		Submission of Matters to a Vote of
       			Security Holders						 8
PART II
	Item 5.		Market for Registrant's Common Equity and
       			Related Stockholder Matters					 8

	Item 6.		Selected Financial Data					10

	Item 7.		Management's Discussion and Analysis of
       			Financial Condition and Results of Operations	 	11

	Item 7A.	Quantitative and Qualitative Disclosures
       			About Market Risk						16

	Item 8.		Financial Statements and Supplementary Data		17

	Item 9.		Changes in and Disagreements with Accountants
       			on Accounting and Financial Disclosure			17

PART III
	Item 10.	Directors and Executive Officers of the Registrant		17

	Item 11.	Executive Compensation					17

	Item 12.	Security Ownership of Certain Beneficial
       			Owners and Management					17

	Item 13.	Certain Relationships and Related Transactions		18

PART IV
	Item 14.	Exhibits, Financial Statement Schedules, and
       			Reports on Form 8-K						18

Signatures										21

PART I

Item 1.  Business


General

 	Delta Natural Gas Company, Inc. ("Delta" or "the Company"), a regulated public utility, was organized in 1949.  Delta established its first retail gas distribution system in 1951, which provided service to 300 customers in
Owingsville and Frenchburg, Kentucky.  As a result of acquisitions and expansions of its customer base within its existing service areas, Delta provides retail gas distribution service to 40,000 customers in central and southeastern Kentucky and, additionally, provides transportation service to industrial customers and interconnected pipelines located in the area.


Gas Operations and Supply

 	The Company  purchases, produces and stores natural gas for distribution to its retail customers and also provides transportation service to industrial customers and inter-connected pipelines through facilities located in 23 predominantly rural counties in central and southeastern Kentucky. The economy of Delta's service area is based principally on light industry, farming and coal mining. The communities in Delta's service area typically contain populations of less than 20,000. The four largest service areas are
Nicholasville, Corbin, Berea and Middlesboro, where Delta serves 7,000,
6,500, 4,000 and 3,400 customers, respectively.

 	The communities served by Delta continue to expand, resulting in growth opportunities for the Company. Industrial parks have been developed in several areas and have resulted in additional industrial customers, some of which are on-system transportation customers.

  Currently, over 99% of Delta's customers are residential and commercial. Delta's remaining, light industrial customers purchased 5% of the total volume of gas sold by Delta at retail during 2000.

 	The Company's revenues are affected by various factors, including rates billed to customers, the cost of natural gas, economic conditions in the areas that the Company serves, weather conditions and competition. Delta competes for customers and sales with alternative sources of energy, including electricity, coal, oil, propane and wood. The Company's marketing subsidiaries, which purchase gas and resell it to various industrial customers and others, also compete for their customers with producers and
marketers of natural gas.   Higher gas costs, which the Company is generally
able to pass through to customers, may influence customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Also, the potential bypass of Delta's system by industrial customers and others is a competitive concern that Delta has addressed and will continue to address.

 	Delta's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Delta is used for heating. This seasonality impacts
Delta's liquidity position and its management of its working capital requirements during each twelve month period, and changes in the average temperature during the winter months impacts its revenues year-to-year.
Delta's current tariffs provide for some adjustments of gas rates through a weather normalization tariff.  (See Management's Discussion and Analysis of
Financial Condition and Results of  Operations).

 	Retail gas sales in 2000 were 3,837,000 Mcf, generating $31,728,000 in revenues, as compared to 3,813,000 Mcf and $28,541,000 in revenues for 1999. Heating degree days billed during 2000 were 88.3% of normal as compared with 88.8% in 1999. Sales volumes increased by 24,000 Mcf, or 1%, in 2000 as compared to 1999.

 	Delta's transportation of natural gas during 2000 generated revenues of $4,578,000 as compared with $4,470,000 during 1999. Of the total transportation in 2000, $4,056,000 (4,703,000 Mcf) and $522,000 (1,672,000
Mcf) were earned for transportation for on-system and off-system customers, respectively. Of the total transportation for 1999, $4,107,000 (4,434,000
Mcf) and $363,000 (1,144,000 Mcf) were earned for transportation for on-system and off-system customers, respectively.

 	As an active participant in many areas of the natural gas industry, Delta plans to continue its efforts to expand its gas distribution system. Delta continues to consider acquisitions of other gas systems, some of which are contiguous to its existing service areas, as well as expansion within its existing service areas. During October, 1999 Delta acquired the Mt. Olivet Natural Gas Company in Robertson and Mason counties, consisting of approximately 300 primarily residential customers.

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

 	Delta's agreements with Tennessee extend until 2005 and thereafter continue on a year-to-year basis until terminated by either party.  Tennessee is obligated under the agreements to transport up to 17,000 Mcf per day for
Delta.  Delta acquires its gas for transportation by Tennessee under an agreement with gas marketers.  During 2000, Delta purchased 1,144,000 Mcf from two gas marketers under one agreement that terminated April 30, 2000 and another agreement that began May 1, 2000 and extends through April 30,
2003.

 	Delta's agreements with Columbia and Columbia Gulf extend until 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties to the particular agreement. Columbia and Columbia Gulf are obligated under the agreements to transport up to 12,500 Mcf per day and 4,200 Mcf per day, respectively, for Delta. Delta acquires its gas for transportation by Columbia and Columbia Gulf under agreements with a gas marketer. During 2000, Delta purchased a total of 824,000 Mcf from the gas marketer under an agreement that extends through April 30, 2001 and continues thereafter on a year-to-year basis.

 	Delta has an agreement with Columbia Natural Resources ("CNR") to purchase natural gas from CNR through October 31, 2004. Delta purchased 373,000
Mcf  from CNR during 2000.

 	Delta has an agreement with its wholly-owned subsidiary, Enpro, Inc. ("Enpro"), to purchase natural gas, and during 2000 Delta purchased a total of 192,000 Mcf from Enpro. Enpro also produces oil, but that production has not been significant.

 	Delta's wholly-owned subsidiaries, Delta Resources, Inc. ("Delta Resources")
and Delgasco, Inc. ("Delgasco") purchase gas under agreements with various marketers and Kentucky producers.  The gas is resold to industrial customers on Delta's system, to Delta for system supply and to others.

	 Delta owns and operates an underground natural gas storage field, with an estimated working capacity of 4,000,000 Mcf. This field has been used to provide a portion of Delta's winter supply needs since 1996. This storage capability permits Delta to purchase and store gas during the non-heating months, and then withdraw and sell the gas during the peak usage months.

 	Although there are competitors for the acquisition of gas supplies, Delta continues to seek additional new gas supplies from all available sources, including those in the proximity of its facilities in southeastern Kentucky. Also, Delta Resources and Delgasco continue to pursue acquisitions of new gas supplies from Kentucky producers and others. Delta will continue to maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost effective sources of gas for its customers.


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

 	During 1997, the PSC established a proceeding to investigate affiliate
transactions.   This regulatory process ultimately culminated in new
Kentucky legislation this year. The legislation requires that affiliate transactions be conducted on an arms-length basis. Delta does not expect the legislation to have a significant effect on its financial condition or results of operations.

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

 	In addition to PSC regulation, Delta may obtain non-exclusive franchises from the cities and communities in which it operates authorizing it to place its facilities in the streets and public grounds.  However, no utility may obtain a franchise until it has obtained from the PSC a Certificate of
Convenience and Necessity authorizing it to bid on the franchise.  Delta holds franchises in four of the cities and seven other communities it serves.  In the other cities and communities served by the Company, either
Delta's franchises have expired, the communities do not have governmental organizations authorized to grant franchises, or the local governments have not required or do not want to offer a franchise.  Delta attempts to acquire or reacquire franchises whenever feasible.

 	Without a franchise, a local government could require Delta to cease its occupation of the streets and public grounds or prohibit Delta from extending its facilities into any new area of that city or community.
To date, the absence of a franchise has had no adverse effect on Delta's operations.


Capital Expenditures

 	Capital expenditures during 2000 were $8.8 million and for 2001 are estimated to be $5.5 million. The Company's planned expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering and general facilities.


Financing

	   The Company's capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term line of credit.
The available line of credit at June 30, 2000 was $25 million of which $9.6 million had been borrowed. These short-term borrowings are periodically repaid with long-term debt and equity securities, as was done in March, 1998 when the net proceeds of $24.1 million from the sale of $25 million of debentures was used to repay short-term notes payable, as well as to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10 million.

	 Present plans are to utilize the short-term line of credit to help meet planned capital expenditures and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon the Company's capital needs and market conditions.

	  During 2000 the requirements of the Employee Stock Purchase Plan (see Note
3(c) of the Notes to Consolidated Financial Statements) were met through the issuance of  6,726 shares of common stock resulting in an increase of
$113,000 in Delta's common shareholders' equity. The Dividend Reinvestment and Stock Purchase Plan (see Note 4 of the Notes to Consolidated Financial
Statements) resulted in the issuance of  37,499 shares of common stock providing an increase of $571,000 in Delta's common shareholders' equity.


Employees

 	Delta employed a total of 157 full-time employees on June 30, 2000. Delta considers its relationship with its employees to be satisfactory. Delta's employees are not represented by unions or subject to any collective bargaining agreements.





Consolidated Statistics

For the Years Ended June 30,	   2000	   1999	   1998	   1997	   1996

Retail Customers Served,
End of Period
   Residential ..............	33,028	  32,239	  31,596	 31,380	  29,840
   Commercial ...............	 5,008	   4,868	   4,753	  4,761	   4,453
   Industrial ...............	    67	      68	      70	     74 	     75

      Total .................	38,103	  37,175	  36,419	 36,215	  34,368

Operating Revenues ($000)
   Residential sales ........	19,672	  17,329	  19,969	 19,694	  16,540
   Commercial sales .........	10,952  	10,039	  11,890	 11,977	   9,788
   Industrial sales .........	 1,104	   1,173	   1,576	  1,890	   1,483
   On-system transportation .	 4,056	   4,107	   3,877	  3,214	   2,913
   Off-system transportation     522	     363	     483	    382	     418
   Subsidiary sales .........	 9,431	   5,491	   6,335	  4,904	   5,297
   Other ....................	   190	     170	     128	    108	     137

      Total .................	45,927	  38,672	  44,258	 42,169	  36,576

System Throughput
(Million Cu. Ft.)
   Residential sales ........	 2,266	   2,223	   2,377	  2,464	   2,741
   Commercial sales ......... 	1,397	   1,401	   1,504	  1,557	   1,673
   Industrial sales .........	   174	     189	     231	    278	     291

      Total retail sales ....	 3,837	   3,813	   4,112	  4,299	   4,705

   On-system transportation..	 4,703	   4,434	   3,467	  2,863	   2,570

   Off-system transportation.	 1,672	   1,144	   1,489	  1,205	   1,134

      Total .................	10,212	   9,391	   9,068	  8,367	   8,409

Average Annual Consumption Per
  End of Period Residential
  Customer (Thousand Cu. Ft.).   	69	      69	      75	     79	      92
Lexington, Kentucky Degree Days
   Actual ....................	4,162	   4,188	   4,397	  4,867	   5,280
   Percent of 30 year average
     (4,714) .................	 88.3	    88.8	    93.3	  103.2	   112.0
Average Revenue Per Mcf Sold
  at Retail ($) .............	  8.27	    7.49	    8.13	   7.81	    5.91

Average Gas Cost Per Mcf Sold
  at Retail ($) .............	  3.77	    3.69	    4.60   	4.62	    2.81


Item 2.   Properties

 	Delta owns its corporate headquarters in Winchester, Kentucky.   In addition,
Delta owns ten office buildings used for branch operations in the cities it serves.  Also, Delta owns a building in Laurel County used for training as well as equipment and materials storage.

 	The Company owns 2,213 miles of natural gas gathering, transmission, distribution and service lines. These lines range in size up to twelve inches in diameter.

 	Delta holds leases for the storage of natural gas under 8,000 acres located in Bell County, Kentucky.  This property was developed for the underground storage of natural gas and has an estimated capacity to store 4,000,000 Mcf of gas.

 	Delta owns the rights to any oil and gas underlying 3,500 acres in Bell County. Portions of these properties are used by Delta for the storage of natural gas. The maximum capacity of the storage facilities is estimated to be 550,000 Mcf. These properties otherwise are currently non-producing, and no reserve studies have been undertaken on the properties.

 	All the foregoing property described in this Item 2 is used principally in connection with Delta's regulated natural gas distribution, transmission and storage segment. See Note (10) to Delta's Consolidated Financial Statements for a description of Delta's two business segments.

 	In addition, through its three wholly-owned subsidiaries, Enpro, Delgasco and
Delta Resources, the Company operates its unregulated segment, which involves related ventures consisting of natural gas marketing and production.  The properties described in the following two paragraphs, which properties are owned by Enpro, are used in connection with Delta's unregulated segment.

 	Enpro owns interests in certain oil and gas leases relating to 11,000 acres located in Bell, Knox and Whitley Counties.  There presently are 56 gas wells and 7 oil wells producing from these properties.  Enpro's remaining proved,
developed natural gas reserves are estimated at 3,800,000 Mcf.   Oil
production from the property has not been significant.    Also, Enpro owns
the oil and gas underlying 11,500 additional acres in Bell, Clay and Knox
Counties.  These properties are currently non-producing, and no reserve studies have been performed on the properties.

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

 	No matter was submitted during the fourth quarter of 2000.


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

 	Delta has paid cash dividends on its common stock each year since 1964. While it is the intention of the Board of Directors to continue to declare dividends on a quarterly basis, the frequency and amount of future dividends will depend upon the Company's earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for the Debentures. There were 2,374 record holders of Delta's common stock as of August 1, 2000.

 	Delta's common stock is traded in the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol DGAS. The accompanying table reflects the high and low sales prices during each quarter as reported by NASDAQ and the quarterly dividends declared per share.

                        					Range of Stock Prices($)	   	 Dividends
 Quarter			                	 High		               Low			  Per Share($)

 Fiscal 2000

 First					                   17.75	           	14.125				   .285
 Second					                  16.25		           14.375	   			.285
 Third				                   	15.625		          13.813		   		.285
 Fourth				                   15.75		           13.625			   	.285

 Fiscal 1999

 First				                   	18.00		           16.438			   	.285
 Second 			                  	19.00	           	16.75			    	.285
 Third				                   	19.00	           	17.25	    			.285
 Fourth 				                 	17.75		           16.438			   	.285



 	During July, 1999, Delta distributed 6,726 shares of its common stock to its employees under its Employee Stock Purchase Plan  (see Note 3(c) of the Notes
to Consolidated Financial Statements).  Delta received cash consideration of
$16.80 per share for one-half of those shares (3,363 shares), for a total cash consideration of $56,498, while one-half of the shares (3,363 shares) were provided to the employees without cash consideration as a part of
Delta's compensation and benefits for its employees.  The securities were sold pursuant to the exemption from registration provided by Rule 147 under the
Securities Act of 1933.  This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all eligible employees are residents of Kentucky.  Similarly, in July, 2000,
Delta distributed 6,540 shares of its common stock to its employees at
$15.33 per share under the same program.

 	Also, during June, 2000, Delta provided a total of 900 shares of its common stock to its directors (100 shares per director).  Delta received no cash consideration for the shares, which were provided to its directors as a part of their compensation.  This transaction may not involve a "sale" of securities under the Securities Act of 1933, and in any event, the securities were qualified for an exemption from registration provided by
Rule 147 under the Securities Act of 1933.  This exemption was relied upon in light of the facts that Delta is incorporated and doing business in
Kentucky, and all directors are residents of Kentucky.

 	No underwriters were engaged in connections with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.



Item 6.    Selected Financial Data


For the Years Ended June 30,	     2000	    1999	    1998(a)    	1997	   1996(b)

Summary of Operations ($)

   Operating
   Revenues ...........    45,926,775	 38,672,238	 44,258,000	 42,169,185 	36,576,055

   Operating
   Income ...............  	8,176,722	  6,652,070	  6,731,859	  5,315,582  	5,437,055

   Net income ...........	  3,464,857	  2,150,794	  2,451,272	  1,724,265	  2,661,349

   Basic and diluted
   Earnings per
   Common share .........	       1.42	        .90	       1.04	        .75    	1.41

   Dividends
   Declared per
   Common share .........	       1.14	       1.14	       1.14	        1.14    	1.12

Average Number of
Common Shares
Outstanding .............	  2,433,397  	2,394,181	  2,359,598	   2,294,134 	1,886,629

Total Assets ($)......... 112,918,919	107,473,117	102,866,613	  96,681,165 	81,140,637

Capitalization ($).......

   Common share-
   Holders' equity ......	 31,297,418	 29,912,007	 29,810,294	  29,474,569 	23,628,323

   Long-term debt ....... 	50,723,795	 51,699,700	 52,612,494	  38,107,860 	24,488,916

   Notes payable re-
   Financed subsequent
   To yearend............	       -     	      -      	      -    	      -    	18,075,000

   Total
   Capitalization .......	 82,021,213	 81,611,707	 82,422,788	  67,582,429 	66,192,239

Short-Term
Debt ($)(c)..............	 11,375,000	  8,145,000	  3,665,000	  12,852,600  	1,084,800



For the Years Ended June 30,	 2000	      1999	      1998(a)	    1997    	1996(b)

Other Items ($)

   Capital
   Expenditures .......  	8,795,653	  7,982,143  	11,193,613	  16,648,994 	13,373,416

   Total plant ........	141,986,856	133,804,954	 127,028,159	 116,829,158 	98,795,623

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

 	The Company's business is temperature-sensitive. Accordingly, the Company's sales volumes in any given period reflect, in addition to other factors, the impact of weather, with colder temperatures generally resulting in increased sales volumes by the Company.  The Company anticipates that this sensitivity to seasonal and other weather conditions will continue to be reflected in the Company's sales volumes in future periods.  However, Delta's current tariffs, approved by the PSC effective January 1, 2000, provide for some adjustment of gas rates through a weather normalization tariff.  Under the weather normalization tariff, Delta's rates for residential and small non-
residential customers are generally increased when winter weather is warmer than normal and decreased when winter weather is colder than normal.  Delta is permitted to adjust rates for these classes of customers for the billing months of December through April under this tariff.



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

 	Capital expenditures for Delta for fiscal 2001 are expected to be $5.5 million. Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and thus finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25,000,000, of which $9,625,000 was borrowed at June 30, 2000. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 2000. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.

The primary cash flows during the last three years are summarized  below:

	                                      2000	         1999	        1998

Provided by operating activities	  $ 8,827,505	 $  6,680,276	  $  8,922,037
Used in investing activities	       (8,795,653)	  (7,982,143)  	(11,193,613)
Provided by financing activities	      115,554	    1,431,919	     1,909,689

Net increase (decrease) in cash
and cash equivalents	              $   147,406	 $    130,052	  $   (361,887)

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

Results of  Operations

Operating Revenues

  The increase in operating revenues for 2000 of $7,254,600 was primarily attributable to increased gas rates and increased non-regulated sales volumes. Gas rates increased due to higher gas prices coupled with increases from the impact of the weather normalization tariff. Non-regulated revenues increased due to the 1,092,000 Mcf, or 52.6% , increase in non-regulated sales volumes.

  The decrease in operating revenues for 1999 of $5,585,800 was primarily attributable to lower gas rates and lower sales volumes. Gas rates decreased due to lower gas prices. Sales volumes declined primarily due to milder winter weather.

  Heating degree days billed for 2000 were 88.3% of normal as compared with 88.8% of normal for 1999 and 93.3% of normal for 1998.

The following table sets forth certain comparisons for variations in revenues for the last two fiscal years:


Increase  (Decrease)	            2000 compared to 1999	  1999 compared to 1998
Variations in regulated revenues
	Gas rates	                            $  2,307,700	         $  (2,656,100)
	Weather normalization adjustment	          679,200	                  -
	Sales volumes	                             199,500	            (2,237,400)
	Transportation	                            109,100	               110,200
	Other	                                      20,100	                41,700
	     Total	                           $  3,315,600	         $  (4,741,600)

Variations in non-regulated revenues
	Gas rates	                            $    595,000	         $     (80,600)
	Sales volumes	                           3,344,000	              (763,600)
	     Total	                           $  3,939,000	         $    (844,200)

        Total variations in revenues	  $  7,254,600	         $  (5,585,800)

Variations in regulated volumes (%)
	Gas Sales	                                    0.6%	                  (7.3%)
	Transportation                              	14.2%	                  12.6%

Variations in non-regulated volumes (%)
	Gas Sales	                                   52.6%	                 (11.9%)


Operating Expenses

 	The increase in purchased gas expense for 2000 of $4,747,000 was due primarily to increased gas purchases for non-regulated sales and from increases in the cost of gas purchased for retail sales.

 	The decrease in purchased gas expense for 1999 of $6,032,000 was due primarily to the decreases in the cost of gas purchased for retail sales and from decreased gas purchases for retail sales resulting from the warmer winter weather in 1999.

 	The increases in depreciation expense during 2000 and 1999 of $148,000 and $396,000, respectively, were due primarily to additional depreciable plant.

 	Changes in income taxes during 2000 and 1999 of $829,000 and $162,000, respectively, were primarily due to changes in net income.


Interest Charges

 	The increase in other interest charges during 2000 was due primarily to increased average short-term borrowings.

  The increase in interest on long-term debt during 1999 was due primarily to the issuance of $25 million of 7.15% Debentures in March, 1998. The decrease in other interest during 1999 was due primarily to decreased average short-term borrowings.


Basic and Diluted Earnings Per Common Share

  For the years ended June 30, 2000, 1999 and 1998, basic earnings per common share changed as a result of changes in net income and the increased average common shares outstanding that resulted from the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the
periods.   There are no potentially dilutive securities, therefore basic and diluted earnings per common share are the same.


Factors That May Affect Future Results

 	Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report contain forward-looking statements that are not statements of historical facts. These forward-looking statements are identified by their language, which may in some cases include words such as "estimates", "expects", "plans", "anticipates", "intends", "will continue", "believes", and similar expressions. Such forward-looking statements may concern future matters (among other matters) such as: Delta's cost and the availability of natural gas supplies; Delta's capital expenditures; its sources and availability of funding for operation and expansion; Delta's anticipated growth and growth opportunities through system expansion and acquisition; competitive conditions; Delta's productive and transportation activities; regulatory and legislative matters; dividends;
and external and internal funding sources.

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

Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:

- The ongoing restructuring of the gas industry and the outcome of the regulatory proceedings related to that restructuring.
- The changing regulatory environment generally.
- A change in the right under present regulatory rules to recover through rates changes in costs of gas supply.
- Uncertainty as to regulatory approval for full recovery of Delta's costs and for its expenditures for regulatory assets.
- Uncertainty in Delta's capital expenditure requirements.
- Changes in economic conditions, demographic patterns and weather conditions in Delta's retail service areas.
- Changes affecting Delta's cost of providing gas service, including changes in interest rates, changes in the availability of external sources of financing for Delta's operations, tax laws, environmental laws, and the general rate of inflation.
- Changes affecting the cost of competing energy alternatives and competing gas distributors.
- Changes in accounting principles or the application of such principles to Delta.


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

 	In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement has subsequently been amended by SFAS No. 137 issued June, 1999 and SFAS No.
138 issued June, 2000. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, and thus for the Company's fiscal year 2001. Delta is currently not a party to any derivatives for hedging or
other purposes.   Delta has concluded that its contracts for the purchase,
sale, transportation and storage of natural gas constitute "normal purchases and sales" under SFAS No. 133 and, as such, are not subject to the accounting requirements of the new standard. Therefore, the Company believes that adoption of this standard will not have a material effect on its financial position or results of operation.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 	As discussed in "Gas Operations and Supply" under Item 1, the Company is a party to long-term fixed-price gas purchase and transportation contracts. Therefore, the prices the Company pays under these contracts may differ from the current market prices. However, the Company has minimal price risk resulting from these contracts as these costs are passed through to customers either through Delta's gas cost recovery mechanism or specific contracts with customers. The Company currently is not a party to hedge instruments or other agreements that represent derivatives.



Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE		PAGE

Management's Statement of Responsibility for Financial
Reporting and Accounting	                                  23

Report of Independent Public Accountants			                24

Consolidated Statements of Income for the years
ended June 30, 2000, 1999, and 1998 	                      25

Consolidated Statements of Cash Flows for the
years ended June 30, 2000,	1999 and 1998				             	 26

Consolidated Balance Sheets as of June 30,
2000 and 1999	 	                                           28

Consolidated Statements of Changes in
Shareholders' Equity for the years
ended June 30, 2000, 1999, and 1998  			                   30

Consolidated Statements of Capitalization
as of June 30, 2000 and 1999 		                            31

Notes to Consolidated Financial Statements			              32

Schedule II - Valuation and Qualifying Accounts
for the years ended June 30, 	2000, 1999,  and 1998			   	 42


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



PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	-  Financial Statements, Schedules and Exhibits

     		(1)  -  Financial Statements
			           	See Index at Item 8

     		(2)  -  Financial Statement Schedules
				           See Index at Item 8

     		(3)  -  Exhibits

			Exhibit No.

  			3(a)   -	Delta's Amended and Restated Articles of Incorporation
		          		are incorporated herein by reference to Exhibit 3(a) to
				          Delta's Form 10-Q for the period ended March 31, 1990.

  			3(b)   -	Delta's By-Laws as amended August 21, 1996 are incorporated
		          		herein by reference to Exhibit 3(b) to Delta's Form 10-K for
			          	the period ended June 30, 1996.

  			4(a)   -	The Indenture dated September 1, 1993 in respect of
		          		6 5/8% Debentures due October 1, 2023, is incorporated
				          herein by reference to Exhibit 4(e) to Delta's Form S-2
				          dated September 2, 1993.

  			4(b)   -	The Indenture dated July 1, 1996 in respect of 8.3%
		           	Debentures due August 1, 2026, is incorporated
				          herein by reference to Exhibit 4(c) to Delta's Form S-2 dated
				          June 21, 1996.


  			4(c)  -	The Indenture dated March 1, 1998 in respect of 7.15%
		         		Debentures due April 1, 2018, is incorporated herein by reference
				         to Exhibit 4(d) to Delta's Form S-2 dated March 11, 1998.

  			10(a) -	Certain of Delta's material natural gas supply contracts are
		         		incorporated herein by reference to Exhibit 10 to Delta's
         				Form 10 for the year ended June 30, 1978 and by reference
				         to Exhibits C and D to Delta's Form 10-K for the year ended
				         June 30, 1980.

  			10(b) -	Assignment to Delta by Wiser of its Columbia Service Agreement,
				         including a copy of said Service Agreement, is incorporated herein
			         	by reference to Exhibit 2(D) to Delta's Form 8-K dated
			         	February 9, 1981.

  			10(c) -	Contract between Tennessee and Delta (amends earlier contract
		         		for Nicholasville and Wilmore Service Areas) is incorporated
			         	herein by reference to Exhibit 10(d) to Delta's Form 10-Q for
 				        the period ended September 30, 1990.

  			10(d) -	Contract between Tennessee and Delta (amends earlier contract
		         		for Jeffersonville Service Area) is incorporated herein by
			         	reference to Exhibit 10(e) to Delta's Form 10-Q for the
				         period ended September 30, 1990.

  			10(e) -	Contract between Tennessee and Delta (amends earlier contract
		         		for Salt Lick Service Area) is incorporated herein by reference
				         to Exhibit 10(f) to Delta's Form 10-Q for the period
				         ended September 30, 1990.

  			10(f) -	Contract between Tennessee and Delta (amends earlier contract
		         		for Berea Service Area) is  incorporated herein by reference to
				         Exhibit 10(g) to Delta's Form 10-Q for the period ended
				         September 30, 1990.

  			10(g) - Service Agreements between Columbia and Delta (amends
				         earlier service agreements for Cumberland, Stanton and
				         Owingsville service areas) are incorporated herein by
			         	reference to Exhibit 10(h) to Delta's Form 10-Q for the
         				period ended September 30, 1990.

  			10(h) - Employment agreements between Delta and six officers, those
				         being John B. Brown, Johnny L. Caudill, John F. Hall,
				         Robert C. Hazelrigg, Alan L. Heath and Glenn R. Jennings,
				         are incorporated herein by reference to Exhibit 10(k) to
         				Delta's Form 10-Q for the period ended March 31, 2000.

 			10(i) -	Agreement between Delta and Harrison D. Peet, Chairman
			        	of the Board, is incorporated herein by reference to Exhibit 10(l)
				        to Delta's Form 10-Q for the period ended March 31, 2000.

 			12    -	Computation of the Consolidated Ratio of Earnings to Fixed
				        Charges.

 			21    -	Subsidiaries of the Registrant.

  		23    -	Consent of Independent Public Accountants.

 			27    -	Financial Data Schedule.

 (b)	Reports on 8-K.

 	No reports on Form 8-K were filed during the three months ended June 30, 2000.


                             SIGNATURES


 	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of September, 2000.


                   				DELTA NATURAL GAS COMPANY, INC.

                     		By: /s/Glenn R. Jennings
				                   Glenn R. Jennings, President
				                   and Chief Executive Officer

 	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)	Principal Executive Officer:


/s/Glenn R. Jennings____________ President, Chief Executive	 September 6, 2000
  (Glenn R. Jennings)         	  Officer and Vice Chairman
                             				of the Board

(ii)	Principal Financial Officer:


/s/John F. Hall                 	Vice-President - Finance,	  September 6, 2000
  (John F. Hall)		               Secretary and Treasurer

(iii) Principal Accounting Officer:


/s/John B. Brown	                	Controller	                September 6, 2000
  (John B. Brown)

(iv)	A Majority of the Board of Directors:


/s/H. D. Peet		                  	Chairman of the Board	     September  6, 2000
  (H. D. Peet)


/s/Donald R. Crowe               	Director                  	September  6, 2000
  (Donald R. Crowe)


/s/Jane Hylton Green             	Director	                  September  6, 2000
  (Jane Hylton Green)


____________________________     	Director	                  September 6, 2000
   (Lanny D. Greer)


/s/Billy Joe Hall                	Director	                  September 6, 2000
  (Billy Joe Hall)


/s/Lewis N. Melton               	Director	                  September 6, 2000
  (Lewis N. Melton)


/s/Henry C. Thompson             	Director	                  September 6, 2000
  (Henry C. Thompson)


/s/Arthur E. Walker, Jr.         	Director	                  September 6, 2000
  (Arthur E. Walker, Jr.)



Management's Statement of Responsibility for Financial Reporting and Accounting

Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company maintains a system of accounting and internal controls which management believes provides reasonable assurance that the accounting records are reliable for purposes of preparing financial statements and that the assets are properly accounted for and protected. The Board of Directors pursues its oversight role for these financial statements through its Audit Committee which consists of four outside directors. The Audit Committee meets periodically with management to review the work and monitor the discharge of their responsibilities. The Audit Committee also meets periodically with the Company's internal auditor as well as Arthur Andersen LLP, the independent auditors, who have full and free access to the Audit Committee, with or without management present, to discuss internal accounting control, auditing and financial reporting matters.




Glenn R. Jennings			           John F. Hall			               	John B. Brown
President & Chief Executive    Vice President - Finance, 			  Controller
Officer              					     Secretary & Treasurer



Report of Independent Public Accountants

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

 	We have audited the accompanying consolidated balance sheets and statements of capitalization of DELTA NATURAL GAS COMPANY, INC. (a Kentucky corporation)
and subsidiary companies as of June 30, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in shareholders'
equity for each of the three years in the period ended June 30, 2000.  These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

 	We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Natural Gas
Company, Inc. and subsidiary companies as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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




          				Arthur Andersen LLP

              Louisville, Kentucky

              August 15, 2000



Delta Natural Gas Company, Inc. and Subsidiary Companies
Consolidated Statements of Income

For the Years Ended June 30,	            2000	       1999	        1998

Operating Revenues ..............	  $45,926,775	 $ 38,672,238	 $ 44,258,000

Operating Expenses
   Purchased gas ................	  $21,214,834	 $ 16,467,988	 $ 22,499,488
   Operation and maintenance
     (Note 1) ...................    	9,139,143	    9,137,107	    8,968,213

   Depreciation and depletion
     (Note 1) ...................    	3,989,090	    3,840,996	    3,445,382

   Taxes other than income
     taxes ......................    	1,338,486    	1,334,977    	1,212,058

   Income taxes (Note 2) ........	    2,068,500	    1,239,100	    1,401,000

      Total operating expenses...  	$37,750,053	 $ 32,020,168	 $ 37,526,141

Operating Income ................	  $ 8,176,722	 $  6,652,070	 $  6,731,859

Other Income and Deductions, Net.	       42,866	       33,660	       67,911

Income Before Interest Charges...	  $ 8,219,588	 $  6,685,730	 $  6,799,770

Interest Charges
   Interest on long-term debt....  	$ 3,845,565	 $  3,912,826	 $  3,326,681

   Other interest ...............      	748,006      	460,950	      897,265

   Amortization of debt expense	        161,160	      161,160	      124,552

      Total interest charges ....	  $ 4,754,731	 $  4,534,936	 $  4,348,498

Net Income	                         $ 3,464,857	 $  2,150,794	 $  2,451,272

Weighted Average Number of
  Common Shares Outstanding .....	    2,433,397	    2,394,181	    2,359,598

Basic and Diluted Earnings Per
Common Share.....................	  $      1.42	 $        .90	  $      1.04

Dividends Declared Per Common
  Share .........................	  $      1.14	 $       1.14	  $      1.14

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,	               2000	        1999	       1998

Cash Flows From Operating Activities
   Net income ......................	$  3,464,857	$  2,150,794	$  2,451,272

   Adjustments to reconcile net
   income to net cash from
   operating activities
      Depreciation, depletion and
        amortization ...............	   4,584,976	   4,370,197	   3,755,929
      Deferred income taxes and
        investment tax credits .....	   1,446,444	     662,880	     (29,400)
      Other - net ..................	     841,877	     730,601	     698,584

   (Increase) decrease in assets
      Accounts receivable ..........	  (1,160,957)	     908,917	    (124,168)
      Gas in storage ...............	      48,005	  (1,451,177)	    (840,829)
      Materials and supplies .......	     200,689	    (144,468)	     252,746
      Prepayments ..................	     (51,964)	      53,642	      70,648
      Other assets .................	    (906,274)	    (875,815)	     (55,440)

   Increase (decrease) in
   liabilities
      Accounts payable .............	   1,630,760	     273,755	    (336,089)
      Refunds due customers ........	       2,679	     (75,774)	    (460,751)
      Advance recovery of gas cost..	  (1,124,219)	      50,446	   3,328,625
      Accrued taxes ................	     284,891	    (131,091)	     (46,549)
      Other current liabilities ....	    (302,553)	     160,329	     257,055
      Advances for construction and
        other ......................	    (131,706)	      (2,960)	         404

         Net cash provided by
           operating activities ....	$  8,827,505	$  6,680,276	$  8,922,037

Cash Flows From Investing Activities
   Capital expenditures ............	$ (8,795,653)	$ (7,982,143)	$(11,193,613)

         Net cash used in investing
           activities ..............	$ (8,795,653)	$ (7,982,143)	$(11,193,613)

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,	2000	1999	1998

Cash Flows From Financing
   Activities
   Dividends on common stock .......	$ (2,777,372)	$ (2,728,997)	$ (2,690,233)
   Issuance of common stock, net....	     697,926	     679,916	       574,686
   Issuance of debentures, net......	       -	           -	        23,837,795
   Repayment of long-term debt .....	  (1,735,000)	    (339,000)	 (10,822,559)
   Issuance of notes payable........	  27,810,000	  21,615,000	    26,200,000
   Repayment of notes payable.......	 (23,880,000)	 (17,795,000)	 (35,190,000)

         Net cash provided by
           financing activities 	    $    115,554	 $  1,431,919 	$  1,909,689

Net Increase (Decrease) in Cash and
Cash Equivalents ...................	$    147,406 	$    130,052	 $   (361,887)

Cash and Cash Equivalents,
Beginning of Year ..................	     248,588	     118,536	     480,423

Cash and Cash Equivalents,
End of Year ........................	$    395,994	$    248,588	$    118,536


Supplemental Disclosures of Cash
Flow Information

Cash paid during the year for:
   Interest	                         $  4,626,542	   $  4,685,458	$  4,291,005
   Income taxes (net of refunds)	    $    533,908	   $    712,023	$  1,642,964


The accompanying notes to consolidated financial statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,	                                  2000	        1999

Assets
   Gas Utility Plant, at cost ...............	$141,986,856	$133,804,954
      Less - Accumulated provision for
        depreciation .......................	 (42,067,229)	 (38,308,798)

         Net gas plant	                       $ 99,919,627	 $ 95,496,156

   Current Assets
      Cash and cash equivalents .............	$    395,994	$    248,588
      Accounts receivable, less accumulated
        provisions for doubtful accounts of
        $144,380 and $138,514 in 2000 and
        1999, respectively ..................	   2,790,840	   1,629,883
      Gas in storage, at average cost .......	   2,963,137	   3,501,177
      Materials and supplies, at first-in,
        first-out cost ......................	     464,141	     664,830
      Prepayments ...........................	     240,053	     188,089

         Total current assets	                $  6,854,165	 $  6,232,567

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,236,009) 	$    356,753	$    339,450
      Note receivable from officer ..........	     152,000	     122,000
      Unamortized debt expense and other
        (Note 6) ............................	   5,636,374	   5,282,944

         Total other assets	                  $  6,145,127	 $  5,744,394

            Total assets	                     $112,918,919	 $107,473,117




The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,	                                    2000	       1999

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common shareholders' equity ..........	$ 31,297,418	$ 29,912,007
      Long-term debt (Notes 6 and 7)........	  50,723,795	  51,699,700

         Total capitalization ..............	$ 82,021,213	$ 81,611,707

   Current Liabilities
      Notes payable (Note 5) ...............	$  9,625,000	$  5,695,000
      Current portion of long-term
        debt (Notes 6 and 7)................	   1,750,000	   2,450,000
      Accounts payable .....................	   3,955,143	   2,324,383
      Accrued taxes ........................	   1,239,566	     954,675
      Refunds due customers ................	      44,028	      41,349
      Advance recovery of gas costs ........	      74,246	   1,198,465
      Customers' deposits ..................	     421,900	     524,263
      Accrued interest on debt .............	   1,192,932	   1,225,903
      Accrued vacation .....................	     519,066	     584,014
      Other accrued liabilities ............	     391,247	     493,518
         Total current liabilities	          $ 19,213,128	$ 15,491,570

   Deferred Credits and Other
      Deferred income taxes ................	$ 10,403,299	$  8,826,655
      Investment tax credits ...............	     504,400	     567,800
      Regulatory liability (Note 2) ........	     693,825	     760,625
      Advances for construction and other...	      83,054	     214,760

         Total deferred credits and other ..	$ 11,684,578	$ 10,369,840

   Commitments and Contingencies (Note 8) ..	____________	____________
            Total liabilities and
              shareholders' equity .........	$112,918,919	$107,473,117




The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in
Shareholders' Equity

For the Years Ended June 30,	               2000           1999 	      1998

Common Shares
   Balance, beginning of year .........	$  2,413,942 	$  2,375,093	$  2,342,223
     $1.00 par value of 45,125, 38,849
       and 32,870 shares issued in 2000,
       1999 and 1998, respectively
         Dividend reinvestment and stock
           purchase plan ...............	     37,499	      32,551	       27,124
         Employee stock purchase plan and
           other .........................	    7,626	       6,298	        5,746

   Balance, end of year ...............	$  2,459,067	$  2,413,942	$   2,375,093

Premium on Common Shares
   Balance, beginning of year .........	$ 28,386,194	$ 27,745,127	$  27,203,311
     Premium on issuance of common shares
       Dividend reinvestment and stock
         purchase plan ................	     533,760	     536,520	      446,432
       Employee stock purchase plan and
         other .....................	        119,041	     104,547	       95,384

   Balance, end of year ..............	 $ 29,038,995	$ 28,386,194	$  27,745,127

Capital Stock Expense
   Balance, beginning and end of year 	$ (1,917,020)	$ (1,917,020)	$ (1,917,020)

Retained Earnings
   Balance, beginning of year ........	 $  1,028,891	$  1,607,094	$   1,846,055
     Net income ......................     3,464,857	   2,150,794	    2,451,272
     Cash dividends declared on common
       shares (See Consolidated
       Statements of Income for rates).   (2,777,372)	 (2,728,997)	  (2,690,233)

   Balance, end of year ..............	 $  1,716,376	$  1,028,891	$   1,607,094




The accompanying notes to consolidated financial statements are an integral part of these statements.





Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,	                                   2000	        1999

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 3 and 4)
     Authorized 6,000,000 shares
     Issued and outstanding 2,459,067 and
       2,413,942 shares in 2000 and
       1999, respectively  ................... 	$ 2,459,067	$ 2,413,942
   Premium on common shares ..................	 29,038,995	 28,386,194
   Capital stock expense .....................	 (1,917,020)	 (1,917,020)
   Retained earnings (Note 6) ................	  1,716,376	  1,028,891

      Total common shareholders' equity ......	$31,297,418	$29,912,007

Long-Term Debt (Notes 6 and 7)
   Debentures, 8.3%, due 2026 ................	$14,925,000	 $15,000,000
   Debentures, 6 5/8%, due 2023 ..............	 12,243,000	  12,886,000
   Debentures, 7.15%, due 2018 . . . . . . . .  24,668,000	  24,985,000
   Promissory note from acquisition of under-
     ground storage, non-interest bearing,
     due through 2001 (less unamortized
     discount of $62,205 and $121,300 in
     2000 and 1999, respectively) 	                637,795	   1,278,700

      Total long-term debt .................	  $52,473,795	 $54,149,700


   Less amounts due within one year,
     included in current liabilities .......  	 (1,750,000)	 (2,450,000)

      Net long-term debt ...................  	$50,723,795	 $51,699,700



         Total capitalization ..............	  $82,021,213	 $81,611,707


The accompanying notes to consolidated financial statements are an integral part of these statements.




DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies

(a) Principles of Consolidation -- Delta Natural Gas Company, Inc. ("Delta" or "the Company") has three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Resources, to customers not on Delta's system, and to Delta for system supply. Enpro, Inc. owns and operates production properties and undeveloped acreage. Deltran, Inc., which operated an underground natural gas storage field that it leased from Delta through December 31, 1999, was dissolved during February, 2000. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(b) Cash Equivalents -- For the purposes of the Consolidated Statements of Cash Flows, all temporary cash investments with a maturity of three months or less at the date of purchase are considered cash equivalents.

(c) Depreciation -- The Company determines its provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 3.1%, 3.2% and 3.1% of average depreciable plant for 2000, 1999 and 1998, respectively.

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

(g) Revenues and Customer Receivables -- The Company has 40,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable.

(h) Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement has subsequently been amended by SFAS No. 137 issued June, 1999 and SFAS No. 138 issued June, 2000. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, and thus for the Company's fiscal year 2001. Delta is currently not a party to any derivatives for hedging or other purposes.
Delta has concluded that its contracts for the purchase, sale, transportation and storage of natural gas constitute "normal purchases and sales" under SFAS No. 133 and, as such, are not subject to the accounting requirements of the new standard. Therefore, the Company believes that adoption of this standard will not have a material effect on its financial position or results of operations.


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


                                          	      2000	          1999
Deferred Tax Liabilities
    Accelerated depreciation	                $11,521,999	   $10,546,000
    Accrued pension	                             988,000	       789,700
    Debt expense 	                               447,100	       467,200

       Total                                	$12,957,099	   $11,802,900

Deferred Tax Assets
    Alternative minimum tax credits	         $ 1,400,800	   $ 1,521,100
    Regulatory liabilities	                      273,700	       193,445
    Deferred gas cost/unbilled revenue	          309,300	       718,400
    Investment tax credit	                       199,000	       224,000
    Other	                                       371,000	       319,300

        Total	                               $ 2,553,800	   $ 2,976,245

         Net accumulated deferred
           income tax liability	             $10,403,299	   $ 8,826,655


	The components of the income tax provision are comprised of the following for the years ended June 30:

                                        	2000        	1999	           1998
Components of Income Tax Expense
    Payable currently
       Federal                    	$   568,100	   $   563,400	    $ 1,164,800
       State	                          137,500	        63,000	        265,600
          Total                   	$   705,600   	$   626,400    	$ 1,430,400

    Deferred	                        1,362,900	       612,700	        (29,400)

          Income tax expense	      $ 2,068,500	   $ 1,239,100	    $ 1,401,000


	Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

                                       	2000	          1999          	 1998

Statutory federal income tax rate	      34.0 %	        34.0 %	         34.0 %
State income taxes net of
   federal benefit	                      5.2	           5.2	            5.0
Amortization of investment tax credit	  (1.1)	         (2.0)	          (1.8)
Other differences - net	                (0.4)	         (0.4) 	         (0.2)

     Effective income tax rate	         37.7 %	        36.8 %	         37.0 %


(3)  Employee Benefit Plans

(a) Defined Benefit Retirement Plan -- Delta has a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended March 31, 2000, and a statement of the funded status as of March 31 of both years, as recognized in the Company's consolidated balance sheets at June 30.

                                                  	2000	        1999
Change in Benefit Obligation
Benefit obligation at beginning of year   	$   8,286,366	  $  6,745,269
Service cost	                                    535,681	       467,417
Interest cost	                                   538,400	       471,939
Actuarial loss	                                   91,615	       711,063
Effect of curtailment 	                           (2,834)	          -
Benefits paid	                                (1,260,867)	     (109,322)
Benefit obligation at end of year	         $   8,188,361	  $  8,286,366

Change in Plan Assets
Fair value of plan assets at beginning
of year	                                   $   9,188,450	  $  8,637,638
Actual return on plan assets	                  1,507,558	        44,213
Employer contribution	                           740,908	       615,921
Benefits paid	                                (1,260,867)	     (109,322)
Fair value of plan assets at end of year	  $  10,176,049	  $  9,188,450

Funded status	                             $   1,987,688	  $    902,084
Unrecognized net actuarial loss (gain) 	        (117,267)	      512,737
Net transition asset	                            (71,656)	     (127,183)

Prepaid benefit cost (included in other
  assets in the accompanying
  balance sheet)	                          $   1,798,765	  $  1,287,638

The assets of the plan consist primarily of common stocks, bonds and certificates of deposit. Net pension costs for the years ended June 30 include the following:

                                            	2000	        1999	         1998
Components of Net Periodic Benefit Cost
Service cost	                             $ 535,681	  $ 467,417	   $ 445,288
Interest cost	                              538,400	    471,939	     443,955
Expected return on plan assets	            (764,449)	  (715,795)	   (575,394)
Amortization of net transition asset	       (42,394)	   (42,394)	    (42,394)
       Net periodic benefit cost         	$ 267,238	  $ 181,167	   $ 271,455

Weighted-Average Assumptions
Discount rate	                                7.75%	      6.50%	       7.00%
Expected return on plan assets	               8.00%	      8.00%	       8.00%
Rate of compensation increase	                4.00%	      4.00%	       4.00%


During the plan year ended March 31, 2000, Delta eliminated 16 positions in conjunction with a workforce reduction plan. Subsequently, 7 additional positions were eliminated as a result of reorganization of Delta's branch offices, which was completed by June 30, 2000. These events resulted in curtailment treatment in the pension plan in accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The combined impact of the curtailment gain, the savings in salary expense, and the cost of one time payments made to severed employees was not material to current year results of operations.

SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", do not affect the Company, as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

(b) Employee Savings Plan -- The Company has an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute any whole percentage between 2% and 15% of their annual compensation. The Company will match 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. For 2000, 1999, and 1998, Delta's Savings Plan expense was $170,800, $169,300 and $156,000, respectively.

(c) Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees are eligible to participate. Under the terms of the Stock Plan, such employees can contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. The Company issues Delta common stock, based upon the fiscal year contributions, using an average of the last sale price of Delta's stock as quoted in NASDAQ's National Market System at the close of business for the last five business days in June and matches those shares so purchased. Therefore, stock with an equivalent market value of $100,300 was issued in July, 2000. The continuation and terms of the Stock Plan are subject to approval by Delta's Board of Directors on an annual basis. Delta's Board has continued the Stock Plan through June 30, 2001.

(4)  Dividend Reinvestment and Stock Purchase Plan

	The Company's Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan") provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan the Company issued 37,499, 32,551 and 27,124 shares in 2000, 1999 and 1998, respectively.
Delta reserved 200,000 shares for issuance under the Reinvestment Plan in December, 1994, and as of June 30, 2000 there were 26,430 shares still available for issuance. The Company plans to reserve additional shares under the plan during fiscal 2001.

(5)  Notes Payable and Line of Credit

	Substantially all of the cash balances of Delta are maintained to compensate the respective banks for banking services and to obtain lines of credit;
however, no specific amounts have been designated as compensating balances, and Delta has the right of withdrawal of such funds.  At June 30, 2000 and
1999, the available line of credit was $25,000,000 of which $9,625,000 and
$5,695,000 had been borrowed at an interest rate of 6.51% and 5.51%, for
2000 and 1999, respectively.  The maximum amount borrowed during 2000 and
1999 was $16,700,000 and $9,435,000, respectively.  The interest on this line is, at the option of Delta,  either at the daily prime rate or is based upon certificate of deposit rates.  The current line of credit must be renewed during November, 2000.

	Short-term borrowings were repaid in March, 1998, with the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures. The net proceeds were also used to redeem the Company's 9% Debentures that would have matured in April, 2011. The redemption of this debt, the outstanding principal amount of which was $10,000,000, was completed in April, 1998.

(6)  Long-Term Debt

	In March, 1998 Delta issued $25,000,000 of 7.15% Debentures that mature in
March, 2018.   Redemption of up to $25,000 annually will be made on behalf of deceased holders within 60 days of notice, subject to an annual aggregate $750,000 limitation. The 7.15% Debentures can be redeemed by the Company after April 1, 2003.  Restrictions under the indenture agreement covering the 7.15% Debentures include, among other things, a restriction whereby dividend payments cannot be made unless consolidated shareholders' equity of
the Company exceeds $21,500,000.   No retained earnings are restricted under
the provisions of the indenture.

	In July, 1996 Delta issued $15,000,000 of 8.3% Debentures that mature in
July, 2026.   Redemption on behalf of deceased holders within 60 days of notice of up to $25,000 per holder will be made annually, subject to an annual aggregate limitation of $500,000. The 8.3% Debentures can be redeemed by the Company beginning in August, 2001 at a 5% premium, such premium declining ratably until it ceases in August, 2006.

	In October, 1993 Delta issued $15,000,000 of 6 5/8% Debentures that mature in
October, 2023.  Each holder may require redemption of up to $25,000 annually, subject to an annual aggregate limitation of $500,000.  Such redemption will also be made on behalf of deceased holders within 60 days of notice, subject to the annual aggregate $500,000 limitation.  The 6 5/8% Debentures can be redeemed by the Company beginning in October, 1998 at a 5% premium, such premium declining ratably until it ceases in October, 2003.  The Company may not assume any additional mortgage indebtedness in excess of $2 million without effectively securing the 6 5/8% Debentures equally to such additional indebtedness.

	Debt issuance expenses are deferred and amortized over the terms of the related debt. Call premium in 1998 of $300,000 and loss on extinguishment of debt of $332,000 was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

	A non-interest bearing promissory note was issued by Delta in November, 1995 in the amount of $1,800,000.  The remaining installment of $700,000 due under this note is payable in 2002.  The note was issued when Delta purchased leases and depleted gas wells to develop them for the underground storage of natural gas.  The promissory note installment is secured by escrow
of 40,000 shares of Delta's common stock.   These shares will be issued to
the holder of the promissory note only in the event of default in payment by
Delta.


(7)  Fair Values of Financial Instruments

	The fair value of the Company's debentures is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The fair value of the Company's debentures at June 30, 2000 and 1999 was estimated to be $47,152,000 and
$49,810,000, respectively.   The carrying amount in the accompanying
consolidated financial statements as of June 30, 2000 and 1999 is
$51,836,000 and $52,871,000, respectively.

	The carrying amount of the Company's other financial instruments including cash equivalents, accounts receivable, notes receivable, accounts payable and the non-interest bearing promissory note approximate their fair value.

(8)   Commitments and Contingencies

	The Company has entered into individual employment agreements with its six officers and an agreement with the Chairman of the Board. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of certain benefits over varying periods in the event employment is altered or terminated following certain changes in ownership of the Company.

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

The Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) an unregulated segment which participates in related ventures, consisting of natural gas marketing and production. The Company operates in a single geographic area of central and southeastern Kentucky.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies and Principles of Consolidation in Note 1 of the Notes to Consolidated Financial Statements. Because the Company earns revenues on the transportation of natural gas in its regulated segment, management evaluates the performance of the unregulated natural gas marketing subsidiaries based on the additional margin added from their sales and their ability to maintain contact with customers who choose to transport on the regulated system. Inter-segment transportation revenue/ expense is recorded at Delta's tariff rates. Transfer pricing for sales of gas between segments is at cost. Operating expenses, taxes and interest are allocated to the unregulated segment.

Segment information is shown below for the periods:



 ($000)	                               2000	         1999	         1998
Revenues
      Regulated
         External customers	          33,314  	     30,000  	     34,550
         Intersegment	                 4,606  	      5,496  	      5,187
              Total regulated	        37,920       	35,496  	     39,737
      Non-regulated
         External customers	          12,613  	      8,672        	9,708
         Intersegment	                16,249  	     15,881    	   14,467
              Total non-regulated	    28,862       	24,553       	24,175
      Eliminations for intersegment 	(20,855)	     (21,377)	     (19,654)
              Total operating
                 revenues	            45,927  	     38,672  	     44,258



              ($000)	                    2000	         1999	        1998

Expenses
      Operating expenses
         Regulated
            Depreciation	               3,940	         3,804	       3,399
            Income taxes	               1,657	         1,001	       1,089
            Other 	                    24,792	        24,398	      28,984
      Total regulated	                 30,389	        29,203	      33,472
      Non-regulated
           Depreciation 	                  49	            37	          46
           Income taxes	                  412	           238	         312
           Other 	                     27,755	        23,838 	     23,277
      Total non-regulated	             28,216	        24,113	      23,635
      Eliminations for intersegment	  (20,855)	      (21,296)	    (19,581)
             Total operating expenses  37,750	        32,020	      37,526

Other Income and Deductions
      Regulated	                           43	            25	         37
      Non-regulated	                        - 	            9	         31
            Total other income and
            deductions	                    43	            34	         68

Interest Charges
      Regulated       	                 4,766	         4,552	      4,380
      Non-regulated	                       41	            64	         42
         Eliminations for intersegment    (52)	          (81)	       (73)
            Total interest charges	     4,755	         4,535	      4,349

Net Income
      Regulated	                        2,808	         1,766	      1,922
      Non-regulated	                      658	           385	        529
            Total net income	           3,465	         2,151	      2,451

Assets
      Regulated	                      108,876	       105,716	    101,016
      Non-regulated	                    4,043	         1,757	      1,851
           Total assets	              112,919	       107,473	    102,867

Capital Expenditures
      Regulated	                        8,796	         7,981	     11,192
      Non-regulated	                       -  	            1	          2
           Total capital expenditures   8,796	         7,982	     11,194



(11)	Quarterly Financial Data (Unaudited)

	The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.





Quarter        Operating       Operating         Net        Basic and Diluted
Ended           Revenues	        Income	    Income (Loss)  Earnings(Loss) per
                                                             Common Share(a)

Fiscal 2000

September 30	 $ 4,753,043	   $  344,622   	$  (801,859)	  $  (.33)
December 31	    9,964,446	    1,869,292	       633,318	       .26
March 31	      20,708,156	    4,609,595	     3,400,687	      1.39
June 30	       10,501,130	    1,353,213	       232,711	       .09

Fiscal 1999
September 30	 $ 4,938,135	   $  431,693	   $  (693,777)	  $  (.29)
December 31	    8,630,074	    1,415,274	       252,775	       .11
March 31	      16,890,711	    3,651,078	     2,515,336	      1.05
June 30	        8,213,318	    1,154,025	        76,460	       .03

(a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.


SCHEDULE II


                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


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

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for
the years ended:

June 30, 2000	 $  138,514	  $  213,000   $   39,086		 $  246,220   $   144,380
June 30, 1999	 $  120,001   $  213,385   $   48,888   $  243,760   $   138,514
June 30, 1998	 $  113,945   $  369,870   $   46,013		 $  409,827   $   120,001







           DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
              COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
                           TO FIXED CHARGES



                      	     2000	       1999	     1998	       1997	      1996
Earnings:
  Net income. . . . . . .	$3,464,858	$2,150,794	$2,451,272	$1,724,265	$2,661,349
  Provisions for income
    taxes . . . . . . . .	 2,068,500	 1,239,100	 1,401,000	   964,800	 1,559,500
  Fixed charges . . . . .  4,754,731	 4,534,936	 4,348,498	 3,632,191	 2,808,209

       Total	            $10,288,089	$7,924,830	$8,200,770	$6,321,256	$7,029,058


Fixed Charges:
 Interest on debt. .   .	$ 4,593,571	$4,373,776	$4,223,946	$3,516,825	$2,719,409
Amortization of debt
    expense. . . . . . .	   161,160	    161,160	   124,552	   115,366	    88,800

       Total	           $ 4,754,731	 $4,534,936	$4,348,498	$3,632,191	$2,808,209


Ratio of Earnings to
Fixed Charges	               2.16x	       1.75x	     1.89x	      1.74x	   2.50x




                                        											EXHIBIT 21


Subsidiaries of the Registrant



	Delgasco, Inc., Enpro, Inc. and Delta Resources, Inc. are wholly-owned subsidiaries of the Registrant, are incorporated in the state of Kentucky and do business under their corporate names.




                                             				EXHIBIT 23



              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



		As independent public accountants, we hereby consent to the incorporation of our report dated August 15, 2000, included in this Form 10-K, into the
Company's previously filed Registration Statement No. 33-56689, relating to the Dividend Reinvestment and Stock Purchase Plan of the Company.


	                    			           Arthur Andersen LLP



	Louisville, Kentucky
	September 6, 2000