Form 10-Q
period 2000-09-30
DELTA NATURAL GAS CO INC
filed 2000-11-13
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                       	Washington, DC  20549

                              	FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                           	859-744-6171
                  	(Registrant's Telephone Number)

         		Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


               			   YES    X    .		NO         .

          	   Common Shares, Par Value $1.00 Per Share
  	    2,471,960 Shares Outstanding as of September 30, 2000.


	                  PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


    	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

           	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



     	                       Three Months Ended	    	Twelve Months Ended
                               	September 30		            September 30
                         	2000 		       1999		       2000		          1999

OPERATING REVENUES	   $	6,722,188		  $	4,753,043		$	47,895,922		$	38,487,145

OPERATING EXPENSES
  Purchased gas	      $	3,757,006		  $	1,259,111		$	23,712,730		$	16,206,022
  Operation and
    maintenance		       2,119,742			   2,308,117			  8,950,769			  9,293,176
  Depreciation and
    depletion		           983,698			     974,067			  3,998,722			  3,876,133
  Taxes other than
    income taxes		        343,847		     	347,201			  1,335,132			  1,371,017
  Income taxes		         (634,175)	   		(480,075)			 1,914,400			  1,175,800

    Total operating
       expenses	      $	6,570,118		  $	4,408,421		$	39,911,753		$	31,922,148

OPERATING INCOME	     $  	152,070		  $  	344,622		$	 7,984,169		$ 	6,564,997

OTHER INCOME AND
   DEDUCTIONS, NET		       13,188			       4,582		     	51,473		     	33,646

INCOME BEFORE INTEREST
   CHARGES	           $  	165,258	  	$  	349,204		$	 8,035,642	 	$ 	6,598,643

INTEREST CHARGES		      1,221,068		   	1,151,063			  4,824,736		   	4,555,934

NET INCOME (LOSS)	    $(1,055,810) 		$ 	(801,859)	$ 	3,210,906		 $ 	2,042,709

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING		           2,466,031			   2,417,032	  		2,445,580		  	2,402,942

BASIC AND DILUTED
EARNINGS (LOSS)
PER COMMON SHARE	     $    	(.43)	   	$	    (.33)		$     	1.31	  	$    	0.85

DIVIDENDS DECLARED
PER COMMON SHARE	     $	    .285	    	$	    .285	 	$     	1.14	  	$	    1.14




         	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

      ASSETS	       September 30, 2000	   June 30, 2000	    September 30, 1999

GAS UTILITY PLANT	    $	143,221,055		     $	141,986,856		      $	136,506,274
  Less-Accumulated
    provision
    for depreciation			 (42,992,457)		     	(42,067,229)		      	(39,225,816)
      Net gas plant			$	100,228,598		     $	99,919,627	        	$	97,280,458

CURRENT ASSETS
  Cash and cash
   equivalents		      $    	419,842		     $   	395,994	        	$	  182,052
  Accounts receivable
    - net			              1,642,916		       	2,790,840		         	  623,019
  Gas in storage				      7,267,319		       	2,963,137		       	  5,591,253
  Deferred gas costs		      768,398		           	-                  			-
  Materials and supplies			 485,343			         464,141		           	723,914
  Prepayments				          	907,179		         	399,853		           	685,846
      Total current
      assets		         $	11,490,997	     	$	7,013,965	         	$	7,806,084

OTHER ASSETS
  Cash surrender value
   of officers' life
   insurance		         $   	356,753		     $   	356,753	        $   	339,450
  Note receivable from
   officer		                146,000			         152,000		           	116,000
  Unamortized debt
   expense and other	    	5,330,348		       	5,476,574			         5,042,731
      Total other
      assets		         $ 	5,833,101		     $ 	5,985,327	       	$	 5,498,181
        Total assets			$117,552,696     		$112,918,919        	$110,584,723

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders'
  equity		             $	29,746,269		     $ 31,297,418	       	$	28,662,526
  Long-term debt					    50,508,022		      	50,723,795		        	51,570,208
    Total capitalization		$	80,254,291	  	$	82,021,213	       	$	80,232,734

CURRENT LIABILITIES
  Notes payable		      $	16,800,000		     $ 	9,625,000	       	$	10,980,000
  Current portion of
    long-term debt		      1,750,000		       	1,750,000		         	2,450,000
  Accounts payable			   	 3,829,396			       3,955,143		         	2,474,303
  Accrued taxes				        	200,005		       	1,239,566		           	461,682
  Refunds due customers		  		42,918		        	  44,028		            	39,002
  Advance recovery of
      gas costs	                	-  	         		74,246		           	609,839
  Customers' deposits		   		431,545		         	421,900		           	544,469
  Accrued interest
    on debt			            1,731,292		       	1,192,932		         	1,574,214
  Accrued vacation				      519,066		         	519,066		           	584,014
  Other accrued liabilities 315,980			         391,247		           	388,415
      Total current
        liabilities	   $	25,620,202		     $	19,213,128		       $	20,105,938

DEFERRED CREDITS AND OTHER
  Deferred income taxes $	10,403,299		    $	10,403,299	       	$ 	8,826,655
  Investment tax credits		  	504,400		        	504,400		           	567,800
  Regulatory liability			   	687,450		        	693,825		           	754,250
  Advances for construc-
    tion and other		          83,054		         	83,054		            	97,346
      Total deferred
      credits and other	$	11,678,203		    $	11,684,578		       $	10,246,051
	  Total liabilities and
   shareholders' equity $117,552,696	     $112,918,919 		      $110,584,723




       	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  	CONSOLIDATED STATEMENTS OF CASH FLOWS
                            	(UNAUDITED)

                 						     Three Months Ended	     	Twelve Months Ended
                               	September 30	  	        September 30
                           2000	         	1999		     2000	         	1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss) 			   $	(1,055,810)		$	(801,859)		$	3,210,906		$	2,042,709
  Adjustments to recon-
    cile net income
    (loss) to net cash
    from operating
    activities:
      Depreciation, depletion
       and amortization			  	1,144,151		 	1,059,357		 	4,633,549			 4,090,105
      Deferred income taxes and
       Investment tax credits			(6,375)			   (6,375)		 1,446,444	   		662,880
      Other, net				          	180,639	   		174,651	   		862,566		   	633,546
  (Increase) decrease in other
    assets		                (4,521,430) 	(2,044,655) 	(5,449,976)		(1,138,423)
  Increase (decrease) in
   other liabilities				     	(693,680)	 		(199,420)	  		989,811	   		779,758
      Net cash provided by
       (used in) operating
       activities	        $	(4,952,505) $	(1,818,301) $	5,693,300 $	7,070,575

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures	   $(1,476,308) 	$(2,933,613) 	$(7,338,348) $(8,606,999)
      Net cash used in
        investing
        activities		      $(1,476,308)  $	(2,933,613) $(7,338,348) $(8,606,999)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common
   stock		               $ (703,058) 	$  (690,460)  $	(2,789,970)  $(2,740,266)
  Issuance of common
     stock, net	           	207,719		    	242,838		     	662,808		    	699,320
  Repayment of long-term
     debt		                (227,000)		  	(152,000)		 	(1,810,000)	  		(365,000)
  Issuance of notes
     payable 		          10,570,000		  	7,160,000	  		24,980,000		 	21,570,000
  Repayment of notes
     payable 	          	(3,395,000)			(1,875,000)			(19,160,000) 	(17,640,000)
      Net cash provided
        by financing
        activities	     $	6,452,661		 $	4,685,378		 $	 1,882,838		 $	1,524,054

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS	          $   	23,848	 	$  	(66,536)		$	   237,790		 $	 (12,370)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD				    395,994	    		248,588		     	182,052		   	194,422

CASH AND CASH EQUIVALENTS,
 END OF PERIOD			      	$  	419,842	 	$  	182,052	 	$   	419,842	 	$ 	182,052

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest				        	$  	642,418	 	$  	843,042	 	$ 	4,506,498		 $	4,734,443
   Income taxes (net
    of refunds)	        $  	297,725	 	$  	199,531	 	$   	632,102	 	$  	531,154





         	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

          	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1)		Delta Natural Gas Company, Inc. ("Delta" or "the
Company") has three wholly-owned subsidiaries.  Delta
Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Delta Resources, to customers not on Delta's system, and to Delta for system supply. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated. Reclassifications have been made to prior year balance sheet amounts to conform with current year presentation.

(2)		The accompanying information reflects, in the opinion of
management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June
30, 2000 for additional footnote disclosures, including a summary of significant accounting policies.

(3) On December 27, 1999, Delta received approval from the
PSC for an annual revenue increase of $420,000. This resulted from a general rate case that Delta had filed with the PSC during July, 1999. The new tariffs include a weather normalization tariff whereby Delta is permitted to adjust rates for the billing months of December through April to reflect variations from normal weather. The new rates were effective for service on and after January 1, 2000.


(4) External and intersegment revenues and income (loss) by business segment are shown below:

($000)	Three Months Ended September 30	Twelve Months Ended September 30
				2000	1999	2000	1999
Revenues
	Regulated
		External customers	$  3,522	$ 2,881	 $  33,955	$ 30,007
		Intersegment	     702	  1,281	    4,024
5,527
			Total regulated	$  4,224	$ 4,162	 $  37,979	$ 35,534
	Non-regulated
		External customers	$  3,200	$ 1,872	 $  13,941	$  8,480
		Intersegment	   9,510	  3,842	    21,930
13,369
			Total non-regulated	$ 12,710	$ 5,714	 $  35,871 	$ 21,849
	Eliminations for intersegment
 (10,212)
 (5,123)
  (25,954)
  (18,896)
			Total operating revenues	$  6,722	$ 4,753	 $  47,896	$ 38,487

Net Income (Loss)
	Regulated	$ (1,011)	$  (900)	$   2,698	$  1,694
	Non-regulated	     (45)	     98	      513	     349
			Total net income (loss)	$ (1,056)	$  (802)	$   3,211 	$  2,043




(5) Reference is made to Part II - Item 1 relative to the status of legal proceedings.

(6) Delta adopted Statement of Financial Accounting
Standards No. 138, "Accounting for Certain Derivative
Instruments and Certain Hedging Activities" effective
July 1, 2000. The adoption of this standard did not impact the Company's financial position or results of operations.






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

	Capital expenditures for Delta for fiscal 2001 are expected to be $5.5 million. Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25,000,000, of which $16,800,000 was borrowed at September 30, 2000. The line of credit, which is with Bank One, Kentucky, NA, has been renewed through November, 2001. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.

    	The primary cash flows during the three and twelve month periods ending September 30, 2000 and 1999 are summarized below:

                                		Three Months Ended September 30,
                                   		2000		               1999
	Used in operating
	   activities	                     $	(4,952,505)		       $	(1,818,301)
	Used in investing activities	       	(1,476,308)			        (2,933,613)
	Provided by financing activities	     6,452,661		           4,685,378
	Net increase (decrease) in
   cash and cash equivalents    	   $	    23,848		        $	   (66,536)




                                       		Twelve Months Ended September 30,
                                         		2000	                 	1999
	Provided by operating
	   activities	                        $	5,693,300		         $	7,070,575
	Used in investing activities	         	(7,338,348)		        	(8,606,999)
	Provided by financing activities	       1,882,838	            1,524,054
	Net increase (decrease) in cash
   and cash equivalents	               $	  237,790		         $	  (12,370)


RESULTS OF OPERATIONS

Operating Revenues

 	The following table sets forth certain comparisons for variations in revenues for the three and twelve months ended
September 30, 2000 with the same periods in the preceding year:

	                                         	Increase (Decrease)
                                          2000 Compared to 1999

                                 	Three months ended     Twelve months ended
                                     September 30            September 30

Variations in regulated revenues
	Gas rates	                          $  640,500	              $ 2,972,100
	Weather normalization adjustment	          -	                    679,200
	Sales volumes	                           9,600	                  265,100
	Transportation	                         (6,100)	                  53,400
	Other	                                  11,400	                   26,900
	  Total	                            $  655,400	              $ 3,996,700

Variations in non-regulated revenues
	Gas rates	                             376,000	                  934,900
	Sales volumes	                         937,700	                4,477,200
	  Total	                             1,313,700	                5,412,100

	     Total variations in revenues 	 $1,969,100	              $ 9,408,800


Percentage variations in
 regulated volumes
	Gas sales	                                .4%	                       .9%
	Transportation	                          8.0%	                     18.3%

Percentage variations in non-
 regulated volumes
	Gas sales	                              49.8%                      	53.7%


   Billed heating degree days were 88.4% of thirty year average
("normal") degree days for the twelve months ended September 30, 2000 as compared with 88.7% in 1999.

Operating Expenses

  	The increases in purchased gas expense of $2,498,000 and $7,507,000 for the three and twelve months ended September 30, 2000, respectively, were due primarily to the increases in the cost of gas purchased for retail sales and increased non-regulated sales volumes.

  	The changes in income taxes for the three and twelve months ending September 30, 2000 of $154,000 and $739,000, respectively, were primarily due to changes in net income.



                  	PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

  	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2000.


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


                     					   DELTA NATURAL GAS COMPANY, INC.
                     					   (Registrant)

                            	_/s/Glenn R. Jennings_____________
DATE:  November 13, 2000	    Glenn R. Jennings
					                        President and Chief Executive Officer
                    					   (Duly Authorized Officer)


                             	_/s/John F. Hall__________________
                      					   John F. Hall
                      					   Vice President - Finance, Secretary
                      					   and Treasurer
                      					   (Principal Financial Officer)



                      					   _/s/John B. Brown__________________
                      					   John B. Brown
                      					   Controller