Form 10-Q
period 2000-12-31
DELTA NATURAL GAS CO INC
filed 2001-02-13
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

	Washington, DC  20549

	FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE 	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000


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
Code)


	859-744-6171
	(Registrants Telephone Number)

		Indicate by check mark whether the
registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


			YES    X    .		NO         .

	Common Shares, Par Value $1.00 Per Share
	2,479,547 Shares Outstanding as of December 31, 2000.


	PART 1  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended		Twelve Months
Ended
	December 31		December 31		December 31
	2000		1999		2000		1999		2000
	1999


OPERATING REVENUES	$	16,941,117		$	9,964,446		$	23,663,305		$
	14,717,489		$	54,872,594		$	39,821,517

OPERATING EXPENSES
  Purchased gas	$	10,769,796		$	4,070,707		$	14,526,802		$
5,329,818		$	30,411,819		$	16,704,642
4,646,064     8,958,044     9,398,854
 989,753      1,939,274      1,963,820     3,964,545     3,904,541
  Taxes other than income taxes	349,555		332,522		 	693,402
	679,723		1,352,165		1,380,463
  Income taxes		439,125		364,225			(195,050)			(115,850)			1,989,300			1,404,100

    Total operating expenses	$	14,859,274	$	8,095,154		$	21,429,392		$
	12,503,575		$	46,675,873	$	32,792,600

$7,028,917

88:   OTHER INCOME AND DEDUCTIONS, NET	6,934	7,700		20,122		12,282
	50,707			26,960
90:
INCOME BEFORE INTEREST CHARGES	$	2,088,777		$	1,876,992		$	2,254,035		$
	2,226,196		$	8,247,428		$	7,055,877

INTEREST CHARGES	1,323,144	1,243,674	2,544,212		2,394,737		4,904,206	4,632,622

  $633,318       $  (290,177)      $  (168,541)     $3,343,222      $2,423,255

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING	2,474,347	2,424,747	2,469,936	2,420,809	2,457,673	2,411,344

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE
$
       .31
$	                 .26
$
      (.12)
$	                 (.07)
$
1.36
$	       1.00


DIVIDENDS DECLARED PER
  COMMON SHARE
$
      .285
$
      .285
$
 .57
$
 .57
$
1.14
$
     1.14


	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
	CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	December 31, 2000
	June 30, 2000	December 31,
1999

UTILITY PLANT	$	144,495,244		$
	141,986,856		$	139,959,214
  Less-Accumulated provision
    for depreciation			(43,789,585)			(42,067,229)			(40,213,472)
      Net utility plant			$	100,705,659
	$	99,919,627		$	99,745,742

CURRENT ASSETS
  Cash and cash equivalents		$	1,009,967
	$	395,994		$	350,108
  Accounts receivable  net			6,729,389			2,790,840			2,445,288
  Gas in storage				4,752,510			2,963,137			3,718,333
  Deferred gas cost					4,936,980			  - 			2,327,254
  Materials and supplies			419,689			464,141			565,387
  Prepayments					1,280,618			399,853			36,390
      Total current assets		$	19,129,153
	$	7,013,965		$	9,442,760

OTHER ASSETS
  Cash surrender value of
    officers life insurance		$	356,753
	$	356,753		$	339,450
  Note receivable from officer		140,000			152,000			110,000
  Unamortized debt expense and other		5,189,828			5,476,574			5,341,830
      Total other assets		$	5,686,581
	$	5,985,327		$	5,791,280

        Total assets			$	125,521,393
	$	112,918,919		$
	114,979,782

LIABILITIES AND SHAREHOLDERS EQUITY

CAPITALIZATION
  Common shareholders equity		$	29,937,772
	$	31,297,418		$	28,728,396
  Long-term debt					50,155,446			50,723,795			50,518,921
         Total capitalization		$	80,093,218
	$	82,021,213		$	79,247,317

CURRENT LIABILITIES
  Notes payable		$	20,745,000
	$	9,625,000		$	16,700,000
  Current portion of long-term debt		1,750,000			1,750,000			2,450,000
  Accounts payable				7,978,955			3,955,143			2,467,220
  Accrued taxes					201,444			1,239,566			572,039
  Refunds due customers				62,838			44,028			79,693
  Advance recovery of gas costs		  -   			74,246			-
  Customers deposits				559,184			421,900			550,986
  Accrued interest on debt			1,184,880			1,192,932			1,328,555
  Accrued vacation				519,066			519,066			584,014
  Other accrued liabilities				331,575			391,247			359,359
      Total current liabilities	$	33,332,942		$	19,213,128
	$	25,091,866

DEFERRED CREDITS AND OTHER
  Deferred income taxes			$	10,860,786
	$	10,403,299		$	9,281,914
  Investment tax credits			477,100			504,400			536,100
  Regulatory liability				663,275			693,825			726,975
  Advances for construction and other		94,072			83,054			95,610
      Total deferred credits and other	$	12,095,233		$	11,684,578
	$	10,640,599

            Total liabilities and
              shareholders equity
$
125,521,393
$
112,918,919
$
114,979,782




	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
						Six Months Ended		Twelve Months Ended
	December 31		December 31
	2000		1999		2000		1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)			$	(290,177)		$	(168,541)		$	3,343,222		$	2,423,255
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Depreciation, depletion
        and amortization				2,254,671			2,150,668			4,555,541			4,176,610
      Deferred income taxes and
        investment tax credits			399,637			389,909			1,456,172			709,739
      Other, net					355,255			490,710			706,423			831,656
  (Increase) decrease in other         assets
(11,554,443)			  (4,968,439)
(9,447,287)
(3,369,493)
  Increase(decrease) in other         liabilities
3,085,078
(325,389)
4,894,538
190,897
      Net cash provided by             (used in) operating
     activities

$

(5,749,979)
 $
  (2,431,082)

$

5,508,609

$

4,962,664

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures	$	(3,095,579)	$	(6,239,328)	$	(5,651,904)	$	(9,338,263)
      Net cash used in
      investing activities	$(3,095,579)	$(6,239,328)	$(5,651,904)	$(9,338,263)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends on common stock	$(1,408,060)	$(1,383,228)	$(2,802,204)	$	(2,751,745)
  Issuance of common stock, net	338,591		368,158		668,358		705,074
  Repayment of long-term debt	(591,000)		(1,218,000)
	(1,108,000)		(1,320,001)
  Issuance of notes payable	20,015,000	15,805,000	32,020,000	25,280,000
  Repayment of notes payable	(8,895,000)	(4,800,000)	(27,975,000)	(17,610,000)
      Net cash provided by
        financing activities		$	9,459,531		$	8,771,930		$	803,154		$	4,303,328

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	613,973		$	101,520		$	659,859		$	(72,271)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD				395,994			248,588			350,108			422,379

CASH AND CASH EQUIVALENTS,
 END OF PERIOD				$	1,009,967		$	350,108		$	1,009,967		$	350,108

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period       for:
   Interest					$	2,471,684		$	2,086,716		$	4,886,721		$	4,811,131
   Income taxes (net of              refunds)
$
297,725
$
211,452
$
620,181
$
543,075






	DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)		Delta Natural Gas Company, Inc. (Delta or the
Company) has three wholly-owned subsidiaries. Delta Resources, Inc. (Delta Resources) buys gas and resells it to industrial or other large use customers on Deltas system and to Delta for system supply. Delgasco, Inc.
buys gas and resells it to Delta Resources, to customers not on Deltas system, and to Delta for system supply.
Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2)		The accompanying information reflects, in the
opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Deltas Form 10-K for the year ending June 30, 2000 for additional footnote disclosures, including a summary of significant accounting policies.

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

(4)      External and intersegment revenues and
income(loss) by business segment are shown below:


			($000)




Three Months Ended December 31, 2000
Six Months Ended December 31, 2000
Twelve Months Ended December 31, 2000
Revenues
	Regulated
		External customers	   11,168	14,690
	38,651
		Intersegment	      942
	1,644	  3,212
			Total regulated	   12,110	16,334
	41,863
	Non-regulated
		External customers	    5,773	8,973
	16,222
		Intersegment	    3,894	 13,404
22,421
			Total non-regulated	    9,667	 22,377
38,643
	Eliminations for
  intersegment
   (4,836)
 (15,048)
(25,633)

Total operating revenues
   16,941
 23,663
 54,873











Three Months Ended December 31, 2000
Six Months Ended December 31, 2000
Twelve Months Ended December 31, 2000


Net Income (Loss)
	Regulated	 710	(301)
	3,116
	Non-regulated	       56	       11
227
			Total net income (loss)	  766
(290)	    3,343











Three Months Ended December 31, 1999
Six Months Ended December 31, 1999
Twelve Months Ended December 31, 1999

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
2,423






(5)      Delta adopted Statement of Financial Accounting
Standards No. 138, Accounting for Certain Derivative
Instruments and Certain Hedging Activities effective
July 1, 2000. The adoption of this standard did not impact the Companys financial position or results of operations.

(6)		Reference is made to Part II  Item 1 relative to
the status of legal proceedings.








ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS.



LIQUIDITY AND CAPITAL RESOURCES

	Because of the seasonal nature of Deltas sales, the smallest proportion of cash generated from operations is received during the warmer months when sales volumes decrease considerably. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions. During the warmer, non- heating months, therefore, cash needs for operations and construction are partially met through short-term borrowings.

	Capital expenditures for Delta for fiscal 2001 are expected to be $5.5 million, of which $3.1 million was expended during the six months ended December 31, 2000.
 Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $20.7 million was borrowed at December
31, 2000. The line of credit, which is with Bank One, Kentucky, NA, has been renewed through November, 2001.
These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998 when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Companys 9% debentures, that would have matured in 2011, in the amount of $10 million.

	The primary cash flows during the six and twelve month periods ending December 31, 2000 and 1999 are summarized below:


		Six Months Ended December
31
		 2000		1999
	Used in operating activities	$	(5,749,979)		$	(2,431,082)
	Used in investing activities			 (3,095,579)			 (6,239,328)
	Provided by financing activities		  9,459,531			  8,771,930
	  Net increase in cash
	     and cash equivalents	$	    613,973		$	    101,520


		Twelve Months Ended
December 31
		2000		1999
	Provided by operating activities	$	5,508,609		$
	4,962,664
	Used in investing activities		(5,651,904)			(9,338,263)
	Provided by financing activities		803,154
	4,303,328
	  Net increase (decrease) in cash
	     and cash equivalents	$	659,859		$	(72,271)











RESULTS OF OPERATIONS

Operating Revenues

	The following table sets forth certain comparisons for variations in revenues for the three, six and twelve months ended December 31, 2000 with the same periods in the preceding year:


			Increase (Decrease)
2000 Compared to 1999
			Three Months Ended December 31		Six
Months Ended
December 31	Twelve Months Ended
December 31
Variations  in regulated revenues
	Gas rates		$2,853,800 		$3,297,600	$ 5,932,200
	Weather normalization adjustment		  (365,200)		  (365,200)	    314,000
	Sales volumes		 2,224,200 		 2,430,500	  2,066,600
	Transportation		   (20,500)		   (26,600)	    (23,100)
	Other		    18,800  		    30,100	     48,400
	  Total		$4,711,100 		$5,366,400	$ 8,338,100

Variations in non-regulated revenues
   Gas rates		$2,174,200		$2,872,600	$ 3,494,100
   Sales volumes		    91,400 		   706,800	  3,218,900
     Total		$2,265,600  		$3,579,400	$ 6,713,000

        Total variations in revenues		$6,976,700
 		$8,945,800	$15,051,100



Percentage variations in
  regulated volumes
    Gas sales		      36.9%		      28.4%	        7.2%
    Transportation		      15.3%		      16.7%	       21.0%

Percentage variations in non-
  regulated volumes
    Gas sales		       4.0%		      19.1%	       49.4%



Heating degree days billed were 99%, 66% and 96% of thirty-year average (normal) for the three, six and twelve months ended December 31, 2000, respectively, as compared with 74%, 46% and 89% for the similar periods of 1999.






Operating Expenses

	The increases in purchased gas expense for the three, six and twelve months ended December 31, 2000 of $6,699,000 and $9,197,000 and $13,707,000, respectively, were due primarily to the increases in the cost of gas purchased for retail sales and increased gas purchases for retail sales resulting from the colder weather in 2000.

	The changes in income taxes for the three, six, and twelve months ended December 31, 2000, of $75,000, $79,000 and $585,000, respectively, were primarily due to changes in pre-tax income.



	PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

	The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending
June 30, 2000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

	(a)	The Registrant held its annual meeting of
shareholders on November 16, 2000.


(b) Jane Hylton Green, Harrison D. Peet and
Michael R. Whitley were elected to Deltas
Board of Directors for three-year terms
expiring in 2003 and Lanny D. Greer was
elected to Deltas Board of Directors for a one-year term expiring in 2001. Donald R.
Crowe and Billy Joe Hall will continue to serve on Deltas Board of Directors until the election in 2001. Glenn R. Jennings, Lewis
N. Melton and Arthur E. Walker, Jr. will continue to serve on Deltas Board of Directors until the election in 2002.









	(c)	The total shares voted in the election of
Directors were 2,200,563. There were no broker non-votes. The shares voted for each Nominee were:

	Jane Hylton Green		For  2,159,263
	Withheld  41,290
	Harrison D. Peet		For  2,156,450
	Withheld  40,450
	Michael R. Whitley		For  2,161,428
	Withheld  39,125
	Lanny D. Greer		For  2,159,558
	Withheld  40,995


	(d)	Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	No Exhibits are required to be filed with
this request.



	SIGNATURES

	Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	DELTA NATURAL GAS
COMPANY, INC.
	(Registrant)

	_/s/Glenn R.
Jennings________________
DATE:  February 13, 2001	Glenn R. Jennings
	President and Chief
Executive Officer
	(Duly Authorized Officer)


	/s/John F.
Hall_____________________	John F. Hall
	Vice President Finance,
Secretary
	and Treasurer
	(Principal Financial
Officer)


	/s/John B.
Brown____________________
	John B. Brown
	Controller
	(Principal Accounting
Officer)




14