Form 10-Q
period 2001-03-31
DELTA NATURAL GAS CO INC
filed 2001-05-11
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q



                 X   QUARTERLY REPORT PURSUANT TO SECTION 13
                                  OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

                    YES    X    .       NO         .

                 Common Shares, Par Value $1.00 Per Share
            2,487,555 Shares Outstanding as of March 31, 2001.









                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
               DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                               Three Months Ended         Nine Months Ended       Twelve Months Ended
                                   March 31                    March 31                 March 31
                                 2001          2000      2001             2000       2001          2000
OPERATING REVENUES           $ 32,330,755 $ 20,708,156 $55,994,060 $ 35,425,645  $66,495,191  $43,638,960

OPERATING EXPENSES
  Purchased gas              $ 20,762,741  $ 10,456,457 $35,289,543$ 15,786,275  $40,718,103  $19,009,983
  Operation and maintenance     2,625,959     2,290,247   7,090,923   6,936,311    9,293,755    9,388,198
  Depreciation and depletion      944,202     1,024,360   2,883,476   2,988,180    3,884,386    3,954,381
  Taxes other than income taxes   354,575       343,872   1,047,977   1,023,595    1,362,867    1,368,667
  Income taxes                  2,327,425     1,983,625   2,132,375   1,867,775    2,333,100    1,920,400

    Total operating expenses  $27,014,902  $ 16,098,561 $48,444,294 $28,602,136  $57,592,211  $35,641,629

OPERATING INCOME             $  5,315,853  $  4,609,595 $ 7,549,766 $ 6,823,509  $ 8,902,980  $ 7,997,331

OTHER INCOME AND DEDUCTIONS, NET    9,478         6,533      29,600      18,815       53,652       23,464

INCOME BEFORE INTEREST CHARGES$ 5,325,331   $ 4,616,128  $7,579,366  $6,842,324  $ 8,956,632  $ 8,020,795

INTEREST CHARGES               1,342,156      1,215,441   3,886,368   3,610,178    5,030,921    4,712,189

NET INCOME                   $ 3,983,175   $  3,400,687  $3,692,998  $3,232,146  $ 3,925,711  $ 3,308,606

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING           2,482,360      2,439,071   2,473,965   2,427,118    2,468,728    2,421,992

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE               $      1.60   $       1.39   $    1.49  $     1.33  $      1.59   $     1.37
DIVIDENDS DECLARED PER COMMON SHARE$.285   $       .285  $     .855 $      .855  $      1.14   $     1.14











         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)



ASSETS                           March 31, 2001  June 30, 2000  March 31, 2000

UTILITY PLANT                   $  145,234,833  $ 141,986,856  $   140,548,034
  Less-Accumulated provision
    for depreciation               (44,690,936)   (42,067,229)     (41,255,508)
      Net utility plant         $  100,543,897  $  99,919,627  $    99,292,526

CURRENT ASSETS
  Cash and cash equivalents     $    1,208,884  $     395,994  $       772,719
  Accounts receivable - net of 511,300,
144,400 and 230,800                  7,830,712      2,790,840        4,184,738
  Gas in storage                       294,108      2,963,137          453,690
  Deferred gas costs                 7,744,242             -         1,021,563
  Materials and supplies               444,697        464,141          551,845
  Prepayments                          395,235        399,853          265,062
      Total current assets      $   17,917,878   $  7,013,965  $     7,249,617

OTHER ASSETS
  Cash surrender value of
    officers' life insurance    $      356,753   $    356,753  $       339,450
  Note receivable from officer         134,000        152,000          158,000
  Unamortized debt expense and other 5,721,769      5,476,574        5,577,782
      Total other assets        $    6,212,522   $  5,985,327  $     6,075,232

        Total assets            $  124,674,297   $112,918,919  $   112,617,375

LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity    $  33,365,554   $ 31,297,418  $    31,627,105
  Long-term debt                    50,030,072     50,723,795       50,421,763
      Total capitalization      $   83,395,626   $ 82,021,213  $    82,048,868

CURRENT LIABILITIES
  Notes payable                 $   17,975,000   $  9,625,000  $     9,870,000
  Current portion of long-term debt  1,750,000      1,750,000        2,450,000
  Accounts payable                   3,919,443      3,955,143        3,239,189
  Accrued taxes                      2,555,765      1,239,566        2,313,297
  Refunds due customers                 46,756         44,028           51,682
  Advance recovery of gas costs           -            74,246         -
  Customers' deposits                  543,758        421,900          524,149
  Accrued interest on debt           1,509,304      1,192,932          442,023
  Accrued vacation                     519,066        519,066          584,014
  Other current and accrued
    liabilities                        372,096        391,247          382,694
      Total current liabilities $   29,191,188   $ 19,213,128  $    19,857,048

DEFERRED CREDITS AND OTHER
  Deferred income taxes         $   10,860,786   $ 10,403,299  $     9,360,549
  Investment tax credits               477,100        504,400          536,100
  Regulatory liability                 656,900        693,825          720,600
  Advances for construction and other   92,697         83,054           94,210
  Total deferred credits and other $12,087,483   $ 11,684,578  $    10,711,459

       Total liabilities and
       shareholders' equity       $124,674,297   $112,918,919  $   112,617,375



         DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)





                                    Nine Months Ended      Twelve Months Ended
                                        March 31                March 31
                                      2001        2000        2001       2000
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                      $3,692,998   $3,232,146  $3,925,711 $3,308,606
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization            3,321,294    3,468,825   4,434,444  4,558,304
      Deferred income taxes and
       investment tax credits        393,262      462,169   1,377,537    788,374
      Other, net                     515,671      656,267     704,283    833,571
  Increase in other assets       (10,767,072) (2,916,591)(10,845,202)(1,779,022)
  Increase in other liabilities    1,711,949    1,268,393   1,927,627   197,608
      Net cash provided by (used
        in) operating activities $(1,131,898)  $6,171,209  $1,524,400 $7,907,441

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures        $ (4,052,350) $(6,979,030)$(5,868,973)$(9,050,960)
      Net cash used in
        investing activities  $ (4,052,350) $(6,979,030)$(5,868,973)$(9,050,960)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock   $ (2,115,500) $(2,078,402)$(2,814,470)$(2,763,820)
  Issuance of common stock, net    490,638      561,354     627,208     752,728
  Repayment of long-term debt     (728,000)  (1,326,000) (1,137,000) (1,378,000)
  Issuance of notes payable     39,960,000   21,565,000  46,205,000  27,515,000
  Repayment of notes payable   (31,610,000) (17,390,000)(38,100,000)(22,555,000)
      Net cash provided by
        financing activities  $  5,997,138  $ 1,331,952 $ 4,780,738 $ 1,570,908

NET INCREASE IN CASH AND
 CASH EQUIVALENTS              $   812,890  $   524,131 $   436,165 $   427,389

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD               395,994      248,588     772,719     345,330

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                 $ 1,208,884  $   772,719 $ 1,208,884 $   772,719

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                    $ 3,449,126  $ 4,514,928 $ 3,802,480 $ 6,006,377
   Income taxes(net of refunds)$   395,733  $   237,908 $   691,733 $   429,008




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

     (4) External and intersegment revenues and net income by business segment are shown below, in ($000):





                                    Three        Nine       Twelve
                                    Months      Months      Months
                                    Ended       Ended       Ended
                                    March 31,   March 31,   March 31,
                                     2001         2001        2001


          Revenues
           Regulated
             External customers      24,746    39,436     46,622
             Intersegment               854     2,518      3,263
               Total regulated       25,600    41,954     49,885
          Non-regulated
             External customers       7,585    16,558     19,873
             Intersegment            10,143    23,547     30,773
               Total non-regulated   17,728    40,105     50,646
             Eliminations for       (10,997)  (26,065)   (34,036)
             intersegment
                Total operating revenues
                                     32,331    55,994     66,495

          Net Income
          Regulated                   3,474     3,173      3,383
          Non-regulated                 509       520        543
               Total net income       3,983     3,693      3,926





                                        Three          Nine       Twelve
                                        Months        Months      Months
                                         Ended        Ended       Ended
                                        March 31,     March 31,   March 31,
                                          2000         2000         2000
         Revenues
           Regulated
             External customers        16,773       26,128          32,629
             Intersegment                 825        3,860           5,130
               Total regulated         17,598       29,988          37,759
          Non-regulated
             External customers         3,935        9,298          11,010
             Intersegment               1,793        9,026          13,391
               Total non-regulated      5,728       18,324          24,401
               Eliminations for        (2,618)     (12,886)        (18,521)
             intersegment
             Total operating revenues  20,708       35,426          43,639

          Net Income
          Regulated                      3,206         2,598         2,629
          Non-regulated                    195           634           680
               Total net income          3,401         3,232         3,309



     (5)       Delta adopted Statement of Financial Accounting
          Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" effective July 1, 2000. The adoption of this standard did not impact the Company's financial position or results of operations.


     (6) Reference is made to Part II - Item 1 relative to the status of legal proceedings.



     ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES

           Because of the seasonal nature of Delta's sales, the smallest proportion of cash generated from operations is received during the warmer months when sales volumes decrease considerably. Most construction activity takes place during the non-heating season because of more favorable weather conditions. Also, gas is injected into storage generally from May to October, and then withdrawn and sold during the higher usage winter months. During the warmer, non-heating months, therefore, cash needs for operations and construction are partially met through short-term borrowings.




          Capital expenditures for Delta for fiscal 2001 are expected to be $5.5 million, of which $4.1 million was expended during the nine months ended March 31, 2001. Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $25 million, of which $18.0 million was borrowed at March 31, 2001. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during November, 2001. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998, when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% Debentures, that would have matured in 2011, in the amount of $10 million.

           The primary cash flows for the nine and twelve month periods ending March 31, 2001 and 2000 are summarized below:


                                      Nine Months Ended March 31
                                      2001             2000
Provided by (used in) operating
  Activities                       $(1,131,898)     $6,171,209
Used in investing activities        (4,052,350)     (6,979,030)
Provided by financing activities     5,997,138       1,331,952
     Net increase in cash and cash
           equivalents             $   812,890      $  524,131


                                   Twelve Months Ended March 31
                                      2001             2000
Provided by operating
  activities                       $ 1,524,400      $7,907,441
Used in investing activities        (5,868,973)     (9,050,960)
Provided by financing
        activities                   4,780,738       1,570,908
Net increase in
   cash  and  cash  equivalents    $   436,165      $  427,389


RESULTS OF OPERATIONS

     Operating Revenues

          The following table sets forth certain comparisons for variations in revenues for the three, nine and twelve months ended March 31, 2001 with the same periods in the preceding year:


                                                 Increase or (Decrease)
                                                2001 Compared with 2000

                                    Three Months     Nine Months      Twelve
                                       Ended           Ended        Months Ended
                                     March 31         March 31        March 31
      Variations in regulated revenues
      Gas rates                      $ 5,830,200     $ 9,202,500    $10,439,600
     Weather normalization
           Adjustment                   (991,200)     (1,356,400)    (1,208,100)
      Sales volumes                    3,064,300       5,420,000      4,706,500
      Transportation                      98,600          72,000        153,100
      Other                               20,700          51,000         66,100
                                     $ 8,022,600     $13,389,100    $14,157,200

      Variations in non-regulated revenues
      Gas rates                      $ 3,974,600     $ 6,841,900    $ 7,354,500
      Sales volumes                     (374,200)        337,000      1,344,300
                                     $ 3,600,400     $ 7,178,900    $ 8,698,800

      Total variations in revenues   $11,623,000     $20,568,000    $22,856,000

Percentage variations in
   regulated volumes

      Gas sales                          18.7           21.7            15.2
      Transportation                     10.7           14.5            17.5


Percentage variations in non-regulated volumes



        Gas sales                       (12.2)           5.1            16.9


     Heating degree days billed were 123%, 100%, and 108%, of the thirty-year average ("normal") for the three, nine and twelve months ended March 31, 2001, as compared with 102%, 79% and 91% of normal for the similar periods of 2000.

     Operating Expenses

           The increases in purchased gas expense for the three, nine and twelve months ended March 31, 2001 of $10,306,000, $19,503,000 and $21,708,000, respectively, were due primarily to the increases in the cost of gas purchased for retail sales and increased gas purchases for retail sales resulting from the colder weather in 2001.


     Operation and Maintenance

          The increase in operation and maintenance expenses for the three months ended March 31, 2001 is primarily due to an increase in the provision for doubtful accounts, resulting from the increased revenues and accounts receivable at March 31, 2001.




     Income Taxes

           The increases in income taxes for the three, nine and twelve months ended March 31, 2001 of $344,000, $265,000 and $413,000, respectively, were primarily due to increases in pre-tax income.


                       PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS.

           The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2000.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Reports on Form 8-K.  No reports on Form
               8-K have been filed by the Registrant during the quarter for which this report is filed.


                                SIGNATURES

           Pursuant  to  the requirements of the  Securities
     Exchange  Act of 1934, the Registrant has  duly  caused
     this  report  to  be  signed  on  its  behalf  by   the
     undersigned thereunto duly authorized.


                               DELTA  NATURAL GAS  COMPANY, INC.
                               (Registrant)

                               /s/Glenn R. Jennings
     DATE:  May 11, 2001       Glenn R. Jennings
                               President and Chief Executive
                               Officer
                               (Duly Authorized Officer)



     	                          /s/John F. Hall
                                John F. Hall
                                Vice  President -  Finance, Secretary
                                and Treasurer
                                (Principal Financial Officer)



                                /s/John B. Brown
                                John B. Brown
                                Controller
                                (Principal Accounting Officer)