Form 10-K
period 2001-06-30
DELTA NATURAL GAS CO INC
filed 2001-09-05
CIK 277375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended  June 30, 2001.

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _______________.

                        Commission file number 0-8788.

                           DELTA NATURAL GAS COMPANY, INC.
                           -------------------------------
               (Exact name of registrant as specified in its charter)

              KENTUCKY                            61-0458329
              --------                            ----------
           (State of Incorporation) (IRS Employer Identification Number)

         3617 Lexington Road, Winchester, Kentucky          40391
         -----------------------------------------         --------
         (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code 859-744-6171.

          Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
       Title of each class         on which registered

              None                          None
              ----                          ----

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock $1 Par Value
                   -------------------------
                       (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  [X]         No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         As of August 30, 2001, Delta Natural Gas Company, Inc. had outstanding 2,503,095 shares of common stock $1 Par Value, and the aggregate market value of the voting stock held by non-affiliates was approximately $49,411,095.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 2001, is incorporated by reference in Part III of this Report.



                          TABLE OF CONTENTS
                                                                   Page Number
PART I
         Item 1.   Business                                            1
                        General                                        1
                        Gas Operations and Supply                      1
                        Regulatory Matters                             3
                        Capital Expenditures                           5
                        Financing                                      5
                        Employees                                      5
                        Consolidated Statistics                        6

         Item 2.   Properties                                          7

         Item 3.   Legal Proceedings                                   8

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                    8
PART II
         Item 5.   Market for Registrant's Common Equity and
                   Related Stockholder Matters                         8

         Item 6.   Selected Financial Data                            10

         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      11

         Item 7A.  Quantitative and Qualitative Disclosures
                   About Market Risk                                  15

         Item 8.   Financial Statements and Supplementary Data        16

         Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure             16
PART III
         Item 10.  Directors and Executive Officers of the Registrant 16

         Item 11.  Executive Compensation                             16

         Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                              16

         Item 13. Certain Relationships and Related Transactions      17

PART IV
         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                 17

Signatures                                                            20




                                     PART I

Item 1.  Business


General

     Delta Natural Gas Company, Inc. ("Delta" or "the Company"), a regulated public utility, was organized in 1949. Delta established its first retail gas distribution system in 1951, which provided service to 300 customers in Owingsville and Frenchburg, Kentucky. As a result of acquisitions and expansions of its customer base within its existing service areas, Delta provides retail gas distribution service to 40,000 customers in central and southeastern Kentucky and, additionally, provides transportation service to industrial customers and interconnected pipelines located in the area. Delta operates under two segments, a regulated segment and an unregulated segment (see Note 10 of the Notes to Consolidated Financial Statements).


Gas Operations and Supply

     The Company purchases, produces and stores natural gas for distribution to its retail customers and also provides transportation service to industrial customers and inter-connected pipelines through facilities located in 23 predominantly rural counties in central and southeastern Kentucky. The economy of Delta's service area is based principally on light industry, farming and coal mining. The communities in Delta's service area typically contain populations of less than 20,000. The three largest service areas are Nicholasville, Corbin and Berea, where Delta serves 7,100, 6,500 and 4,100 customers, respectively.

     The communities served by Delta continue to expand, resulting in growth opportunities for the Company. Industrial parks have been developed in several areas and have resulted in additional industrial customers, some of which are on-system transportation customers.

     Currently, over 99% of Delta's customers are residential and commercial. Delta's remaining, light industrial customers purchased 5% of the total volume of gas sold by Delta at retail during 2001.

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

     Delta's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Delta is used for heating. This seasonality impacts Delta's liquidity position and its management of its working capital requirements during each twelve month period, and changes in the average temperature during the winter months impacts its revenues year-to-year. Delta's current tariffs provide for some adjustments of gas rates through a weather normalization tariff (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Retail gas sales in 2001 were 4,528,000 Mcf, generating $47,174,000 in revenues, as compared to 3,837,000 Mcf and $31,728,000 in revenues for 2000. Heating degree days billed during 2001 were 106.8% of normal as compared with 89.6% in 2000. Sales volumes increased by 691,000 Mcf, or 18%, in 2001 as compared to 2000.

     Delta's transportation of natural gas during 2001 generated revenues of $4,709,500 as compared with $4,578,000 during 2000. Of the total transportation in 2001, $3,895,000 (4,768,000 Mcf) and $814,000 (2,677,000 Mcf) were earned for transportation for on-system and off-system customers, respectively. Of the total transportation for 2000, $4,056,000 (4,703,000 Mcf) and $522,000
(1,672,000 Mcf) were earned for transportation for on-system and off-system customers, respectively.

     As an active participant in many areas of the natural gas industry, Delta plans to continue its efforts to expand its gas distribution system. Delta continues to consider acquisitions of other gas systems, some of which are contiguous to its existing service areas, as well as expansion within its existing service areas. During October, 1999, Delta acquired the Mt. Olivet Natural Gas Company in Robertson and Mason counties, consisting of approximately 300 primarily residential customers.

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

     Delta receives its gas supply from a combination of interstate and Kentucky sources. Delta's interstate gas supply is transported and/or stored by Tennessee Gas Pipeline Company ("Tennessee"), Columbia Gas Transmission Corporation ("Columbia"), Columbia Gulf and Texas Eastern Transmission Corporation. Delta acquires its interstate gas supply from gas marketers. These marketers are responsible for arranging transportation of the gas volumes to Delta's system.

     Delta's agreements with Tennessee extend until 2005 and thereafter continue on a year-to-year basis until terminated by either party. Tennessee is obligated under the agreements to transport on a firm basis up to 19,500 Mcf per day for Delta. During 2001, Delta purchased 1,388,000 Mcf that was delivered on Tennessee from a gas marketer under an agreement that began May 1, 2000 and extends through April 30, 2003.

     Delta's agreements with Columbia and Columbia Gulf extend until 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties to the particular agreement. Columbia and Columbia Gulf are obligated under the agreements to transport up to 12,500 Mcf per day and 4,300 Mcf per day, respectively, for Delta. During 2001, Delta purchased a total of 815,000 Mcf that was delivered on Columbia and Columbia Gulf from a gas marketer under an agreement that extends through April 30, 2002 and continues thereafter on a year-to-year basis.

     Delta has an agreement with Columbia Natural Resources ("CNR") to purchase natural gas through October 31, 2004. Delta purchased 74,000 Mcf from CNR during 2001. CNR is responsible for the delivery of these volumes to Delta's system.

     Delta has an agreement with its wholly-owned subsidiary, Enpro, Inc. ("Enpro"), to purchase natural gas, and during 2001 Delta purchased a total of 132,000 Mcf from Enpro. Enpro's volumes are transported on Delta's system. Enpro also produces oil, but that production has not been significant.

     Delta's wholly-owned subsidiaries, Delta Resources, Inc. ("Delta Resources") and Delgasco, Inc. ("Delgasco") purchase gas under agreements with various marketers and Kentucky producers. The marketers are responsible for the transportation of their volumes to Delta's system. Volumes from the Kentucky producers are transported on Delta's system. The gas is resold to industrial customers on Delta's system, to Delta for system supply and to others.

     Delta owns and operates an underground natural gas storage field with an estimated eventual working capacity of 4,000,000 Mcf. This field has been used to provide a significant portion of Delta's winter supply needs since 1996. This storage capability permits Delta to purchase and store gas during the non-heating months and then withdraw and sell the gas during the peak usage months. During 2001, 1,900,000 Mcf was withdrawn from this storage field.

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

     On December 27, 1999, Delta received approval from the PSC for an annual revenue increase of $420,000. This resulted from a general rate case that Delta had filed with the PSC during July, 1999. The new tariffs include a weather normalization adjustment tariff whereby Delta is permitted to adjust rates for the billing months of December through April to reflect variations from normal weather. The new rates were effective for service on and after January 1, 2000.

     Delta's weather normalization adjustment tariff was approved by the PSC in Delta's last rate case on an experimental basis through the 2002 heating season. On June 19, 2001, Delta filed a request with the PSC seeking to make the weather normalization adjustment tariff a permanent part of its tariffs. This request is pending before the PSC.

     Delta's rates include a Gas Cost Recovery ("GCR") clause, which permits changes in Delta's gas costs to be reflected in the rates charged to customers. The GCR requires Delta to make quarterly filings with the PSC, but such procedure does not require a general rate case.

     On September 12, 2000, the PSC initiated an investigation of increases in wholesale natural gas prices and their impacts on customers served by Kentucky's jurisdictional natural gas distribution companies. On July 17, 2001, the PSC issued an order in this proceeding requiring an audit by an outside consultant of the gas procurement activities of Delta and certain other gas distribution companies regulated by the PSC. The PSC order indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures have provided consumers with a reliable supply of natural gas at reasonable costs. The PSC noted the events of the past year, including changes in natural gas wholesale markets, and ordered the audits to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. There is no specific time schedule for the audits.

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


Capital Expenditures

     Capital expenditures during 2001 were $7.1 million and for 2002 are estimated to be $8.9 million. The Company's planned expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering and general facilities.


Financing

     The Company's capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term line of credit. The current available line of credit is $40 million, of which $16.8 million had been borrowed at June 30, 2001.

     Present plans are to utilize the short-term line of credit to help meet planned capital expenditures and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon the Company's capital needs and market conditions.

     During 2001 the requirements of the Employee Stock Purchase Plan (see Note 3(c) of the Notes to Consolidated Financial Statements) were met through the issuance of 6,750 shares of common stock resulting in an increase of $104,000 in Delta's common shareholders' equity. The Dividend Reinvestment and Stock Purchase Plan (see Note 4 of the Notes to Consolidated Financial Statements) resulted in the issuance of 28,958 shares of common stock providing an increase of $533,000 in Delta's common shareholders' equity.


Employees

     Delta employed a total of 157 full-time employees on June 30, 2001. Delta considers its relationship with its employees to be satisfactory. Delta's employees are not represented by unions or subject to any collective bargaining agreements.


Consolidated Statistics

For the Years Ended June 30,            2001          2000        1999         1998          1997

Average Retail Customers Served
   Residential                        33,691       33,251        32,429       31,953        31,102
   Commercial                          5,227        5,110         4,958        4,873         4,770
   Industrial                             65           66            68           70           73
                                      ------       ------        ------       ------        ------

      Total                           38,983       38,427        37,455       36,896        35,945
                                      ======       ======        ======       ======        ======

Operating Revenues ($000)
   Residential sales                  28,088       19,672        17,329       19,969        19,694
   Commercial sales                   17,040       10,952        10,039       11,890        11,977
   Industrial sales                    2,046        1,104         1,173        1,576         1,890
   On-system transportation            3,895        4,056         4,107        3,877         3,214
   Off-system transportation             814          522           363          483           382
   Subsidiary sales                   18,640        9,431         5,491        6,335         4,904
   Other                                 247          190           170          128           108
                                      ------       ------        ------       ------       -------

      Total                           70,770       45,927        38,672       44,258        42,169
                                      ======       ======        ======       ======        ======

System Throughput
(Million Cu. Ft.)
   Residential sales                   2,614        2,266         2,223        2,377         2,464
   Commercial sales                    1,666        1,397         1,401        1,504         1,557
   Industrial sales                      249          174           189          231           278
                                      ------       ------        ------       ------        ------

      Total retail sales               4,529        3,837         3,813        4,112         4,299

   On-system transportation            4,768        4,703         4,434        3,467         2,863

   Off-system transportation           2,677        1,672         1,144        1,489         1,205
                                       -----       ------        ------       ------         -----

      Total                           11,974       10,212         9,391        9,068         8,367
                                      ======       =======       ======       ======         =====

Average Annual Consumption Per
  Average Residential Customer
  (Thousand Cu. Ft.)                      78           68            69           74            79
Lexington, Kentucky Degree Days
   Actual                              4,961        4,162         4,188        4,397         4,867
   Percent of 30 year average
     (4,647)                           106.8         89.6          90.1         94.6         104.7
Average Revenue Per Mcf Sold
  at Retail ($)                        10.42         8.27          7.49         8.13          7.81

Average Gas Cost Per Mcf Sold
  at Retail ($)                         6.07         3.77          3.69         4.60          4.62


Item 2.   Properties

     Delta owns its corporate headquarters in Winchester, Kentucky. In addition, Delta owns ten buildings used for branch operations in the cities it serves. Also, Delta owns a building in Laurel County used for training and equipment and materials storage.

     The Company owns 2,294 miles of natural gas gathering, transmission, distribution and service lines. These lines range in size up to twelve inches in diameter.

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

     All the foregoing properties described in this Item 2 are used principally in connection with Delta's regulated natural gas distribution, transmission and storage segment. See Note 10 of the Notes to Delta's Consolidated Financial Statements for a description of Delta's two business segments.

     In addition, through its three wholly-owned subsidiaries, Enpro, Delgasco and Delta Resources, the Company operates its unregulated segment, which involves related ventures consisting of natural gas marketing and production. The properties owned by Enpro that are described in the following two paragraphs are used in connection with Delta's unregulated segment.

     Enpro owns interests in certain oil and gas leases relating to 11,000 acres located in Bell, Knox and Whitley Counties. There presently are 40 gas wells and 5 oil wells producing from these properties. Enpro's remaining proved, developed natural gas reserves are estimated at 2,900,000 Mcf. Oil production from the property has not been significant. Also, Enpro owns the oil and gas underlying 11,500 additional acres in Bell, Clay and Knox Counties. These properties are currently non-producing, and no reserve studies have been performed on the properties.

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

     No matter was submitted during the fourth quarter of 2001.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Delta has paid cash dividends on its common stock each year since 1964. While it is the intention of the Board of Directors to continue to declare dividends on a quarterly basis, the frequency and amount of future dividends will depend upon the Company's earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for the Debentures. There were 2,265 record holders of Delta's common stock as of August 1, 2001.

     Delta's common stock is traded in the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol DGAS. The accompanying table reflects the high and low sales prices during each quarter as reported by NASDAQ and the quarterly dividends declared per share.

                       Range of Stock Prices($)                Dividends
Quarter                High                 Low               Per Share($)
-------                ----                 ---               ------------

Fiscal 2001

First                 18.00               15.25                   .285
Second                19.625              16.25                   .285
Third                 20.313              17.688                  .285
Fourth                20.75               18.00                   .285

Fiscal 2000

First                 17.75               14.125                  .285
Second                16.25               14.375                  .285
Third                 15.625              13.813                  .285
Fourth                15.75               13.625                  .285




     During July, 2000, Delta distributed 6,750 shares of its common stock to its employees under its Employee Stock Purchase Plan (see Note 3(c) of the Notes to Consolidated Financial Statements). Delta received cash consideration of $15.33 per share for one-half of those shares (3,375 shares), for a total cash consideration of $52,000, while one-half of the shares (3,375 shares) were provided to the employees without cash consideration as a part of Delta's compensation and benefits for its employees. The securities were sold pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and all eligible employees are residents of Kentucky. Subsequent to year end, in July, 2001 Delta distributed 4,916 shares of its common stock to its employees at $19.58 per share under the same program, and this was recorded in July, 2001.

     Also, during June, 2001, Delta provided a total of 900 shares of its common stock to its directors (100 shares per director). Delta received no cash consideration for the shares, which were provided to its directors as a part of their compensation. This transaction may not involve a "sale" of securities under the Securities Act of 1933, and in any event, the securities were qualified for an exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was relied upon in light of the facts that Delta is incorporated and doing business in Kentucky, and that, in the opinion of Delta, all directors are residents of Kentucky.

     No underwriters were engaged in connection with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.


Item 6.    Selected Financial Data

For the Years Ended June 30,                 2001              2000              1999            1998(a)           1997
                                             ----              ----              ----            -------           ----

Summary of Operations ($)
   Operating revenues                     70,770,156        45,926,775       38,672,238        44,258,000       42,169,185

   Operating income                        8,721,719         8,176,722        6,652,070         6,731,859        5,315,582

   Net income                              3,635,895         3,464,857        2,150,794         2,451,272        1,724,265

   Basic and diluted earnings
   per common share                             1.47              1.42              .90              1.04              .75

   Dividends declared
   per common share                             1.14              1.14             1.14              1.14             1.14

Average Number of Common
Shares Outstanding                         2,477,983         2,433,397        2,394,181         2,359,598        2,294,134

Total Assets ($)                         124,179,138       112,918,919      107,473,117       102,866,613       96,681,165

Capitalization ($)

   Common shareholders'
   equity                                 32,754,560        31,297,418       29,912,007        29,810,294       29,474,569

   Long-term debt                         49,258,902        50,723,795       51,699,700        52,612,494       38,107,860
                                          ----------        ----------       ----------        ----------       ----------

      Total capitalization                82,013,462        82,021,213       81,611,707        82,422,788       67,582,429
                                          ==========        ==========       ==========        ==========       ==========

Short-Term Debt ($)(b)                    19,250,000        11,375,000        8,145,000         3,665,000       12,852,600

Other Items ($)

   Capital expenditures                    7,069,713         8,795,653        7,982,143        11,193,613       16,648,994


   Total plant                           147,792,390       141,986,856      133,804,954       127,028,159      116,829,158
---------------------

     (a) During March, 1998, $25,000,000 of debentures were sold, and the proceeds were used to repay short-term debt and to redeem the Company's
$10,000,000 of 9% debentures.

(b)  Includes current portion of long-term debt.



Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations


Overview

     The Company's utility operations are subject to regulation by the PSC, which has a significant role in determining the Company's return on equity. The PSC approves rates that are intended to permit a specified rate of return on investment. The Company's rate tariffs allow the cost of gas to be passed through to customers (see Business - Regulatory Matters).

     The Company's business is temperature-sensitive. Accordingly, the Company's sales volumes in any given period reflect, in addition to other factors, the impact of weather, with colder temperatures generally resulting in increased sales volumes by the Company. The Company anticipates that this sensitivity to seasonal and other weather conditions will continue to be reflected in the Company's sales volumes in future periods. However, Delta's current tariffs, approved by the PSC effective January 1, 2000, provide for some adjustment of gas rates through a weather normalization tariff (see Business - Regulatory Matters). Under the weather normalization tariff, Delta's rates for residential and small non-residential customers are generally increased when winter weather is warmer than normal and decreased when winter weather is colder than normal. Delta is permitted to adjust rates for these classes of customers for the billing months of December through April under this tariff.


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

     Capital expenditures for Delta for fiscal 2002 are expected to be $8.9 million. The capital expenditures will be made for system extensions as well as the replacement and improvement of existing transmission, distribution, gathering and general facilities.

     Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and thus finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $40,000,000, of which $16,800,000 was borrowed at June 30, 2001. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during October, 2002. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998 when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.

     The primary cash flows during the last three years are summarized below:

                                               2001              2000             1999
                                               ----              ----             ----


Provided by operating activities           $ 2,652,572       $ 8,827,505       $  6,680,276
Used in investing activities                (7,069,713)       (8,795,653)        (7,982,143)
Provided by financing activities             4,185,248           115,554          1,431,919
                                           -----------       -----------       ------------

Net increase  (decrease) in cash and cash
equivalents                                $  (231,893)      $   147,406       $    130,052
                                           ===========       ===========       ============

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

Results of  Operations

Operating Revenues

     The increase in operating revenues for 2001 of $24,843,000 was primarily attributable to increased gas rates and increased sales volumes. Gas rates increased due to higher gas prices, net of decreases from the impact of the weather normalization tariff. Sales volumes increased due to the colder winter weather in 2001.

     The increase in operating revenues for 2000 of $7,254,600 was primarily attributable to increased gas rates and increased non-regulated sales volumes. Gas rates increased due to higher gas prices coupled with increases from the impact of the weather normalization tariff. Non-regulated revenues increased due to the 1,092,000 Mcf, or 52.6% , increase in non-regulated sales volumes.

     Heating  degree days billed for 2001 were 106.8% of normal as compared with
89.6 % of normal for 2000 and 90.1% of normal for 1999.

     The following table sets forth certain comparisons for variations in revenues for the last two fiscal years:


                                                 2001 compared     2000 compared
                                                --------------    -------------
                      Increase (Decrease)          to 2000           to 1999
                      -------------------          -------           -------
    Variations in regulated revenues
          Gas rates                                $11,364,800     $  2,307,700
          Weather normalization adjustment          (1,634,000)         679,200
          Sales volumes                              5,715,700          199,500
          Transportation                               130,700          109,100
          Other                                         57,400           20,100
                                                --------------    -------------
               Total                               $15,634,600     $  3,315,600
                                                   -----------     ------------

    Variations in non-regulated revenues
          Gas rates                               $  8,607,400     $    595,000
          Sales volumes                                601,000        3,344,000
                                                --------------    -------------
               Total                              $  9,208,400     $  3,939,000
                                                  ------------    ------------

                    Total variations in revenues    $24,843,000    $  7,254,600
                                                   ===========    ============

    Variations in regulated volumes (%)
          Gas Sales                                      18.0              0.6
          Transportation                                 16.8             14.2

    Variations in non-regulated volumes (%)
          Gas Sales                                       7.7             52.6


Operating Expenses

     The increase in purchased gas expense for 2001 of $23,493,000 was due primarily to the 73% increase in the cost of gas purchased for retail sales and the 13% increase in volumes sold, both related to the above detailed revenue variations.

     The increase in purchased gas expense for 2000 of $4,747,000 was due primarily to increased gas purchases for non-regulated sales and from increases in the cost of gas purchased for retail sales.

     Changes in income taxes during 2001 and 2000 of $164,000 and $829,000, respectively, were primarily due to changes in net income.



Basic and Diluted Earnings Per Common Share

     For the years ended June 30, 2001, 2000 and 1999, basic earnings per common share changed as a result of changes in net income and the increased average common shares outstanding that resulted from the common shares issued under Delta's dividend reinvestment plan and shares issued to employees during the periods. There are no potentially dilutive securities, therefore basic and diluted earnings per common share are the same.


Factors That May Affect Future Results

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report contain forward-looking statements that are not statements of historical facts. These forward-looking statements are identified by their language, which may in some cases include words such as "estimates", "attempts", "expects", "monitors", "plans", "anticipates", "intends", "continues" or "will continue", "believes", and similar expressions. Such forward-looking statements may concern future matters (among other matters) such as: Delta's cost and the availability of natural gas supplies; Delta's capital expenditures; its sources and availability of funding for operation and expansion; Delta's anticipated growth and growth opportunities through system expansion and acquisition; competitive conditions; Delta's production, storage, gathering and transportation activities; regulatory and legislative matters; dividends; and external and internal funding sources.

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

     Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:

     o The ongoing restructuring of the gas industry and the outcome of the regulatory proceedings related to that restructuring. o The changing regulatory environment generally. o A change in the rights under present regulatory rules to recover for costs of gas supply, other expenses and investments in capital assets. o Uncertainty in Delta's capital expenditure requirements. o Changes in economic conditions, demographic patterns and weather conditions in Delta's retail service areas. o Changes affecting Delta's cost of providing gas service, including changes in interest rates, changes in the availability of external sources of financing for Delta's operations, tax laws, environmental laws, and the general rate of inflation. o Changes affecting the cost of competing energy alternatives and competing gas distributors. o Changes in accounting principles or the application of such principles to Delta.


New Accounting Pronouncements

     Delta adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as subsequently amended by SFAS No. 137 and SFAS No. 138, effective July 1, 2000. The adoption of this standard did not impact the Company's financial position or results of operations.

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 currently applies to all business combinations initiated. SFAS No. 142 is effective July 1, 2002 for Delta. The adoption of these standards is not expected to have a significant impact on the Company's financial position or results of operations; however, these new standards will be applied to future acquisitions to the extent that Delta completes any such transactions.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     As discussed in "Gas Operations and Supply" under Item 1, the Company is a party to long-term fixed-price gas purchase and transportation contracts. Therefore, the prices the Company pays under these contracts may differ from the current market prices. However, the Company has minimal price risk resulting from these contracts as these costs are passed through to customers either through Delta's gas cost recovery mechanism or specific contracts with customers which consider the costs of supply for those customers. These contracts qualify as normal purchases and sales under SFAS No. 133. The Company currently is not a party to any hedge instruments or agreements that represent derivatives and require mark-to-market accounting.

         Delta's exposure to changes in interest rates is limited to interest on the Company's notes payable, and that interest rate is benchmarked to the London Interbank Offered Rate ("LIBOR").



Item 8.   Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                  PAGE

Management's Statement of Responsibility for Financial Reporting
and Accounting                                                           22

Report of Independent Public Accountants                                 23

Consolidated Statements of Income for the years ended
June 30, 2001, 2000, and 1999                                            24

Consolidated Statements of Cash Flows for the years
ended June 30, 2001, 2000 and 1999                                       25

Consolidated Balance Sheets as of June 30, 2001 and 2000                 27

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2001, 2000, and 1999                        29

Consolidated Statements of Capitalization as of June 30,
2001 and 2000                                                            30

Notes to Consolidated Financial Statements                               31

Schedule II - Valuation and Qualifying Accounts for
the years ended June 30, 2001, 2000,  and 1999                           40


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

       10(h) - Employment agreements between Delta and five officers, those being John B. Brown, Johnny L. Caudill, John F. Hall,
                 Alan L. Heath and Glenn R. Jennings, are incorporated herein by reference to Exhibit 10(k) to Delta's Form
                 0-Q for the period ended March 31, 2000.

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

       23      - Consent of Independent Public Accountants.


 (b)     Reports on 8-K.

     No reports on Form 8-K were filed during the three months ended June 30, 2001.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of September, 2001.


                                         DELTA NATURAL GAS COMPANY, INC.

                                         By: /s/Glenn R. Jennings
                                             --------------------
                                            Glenn R. Jennings, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)  Principal Executive Officer:


/s/Glenn R. Jennings          President, Chief Executive       September 4, 2001
-------------------------     Officer and Vice Chairman
   (Glenn R. Jennings)        of the Board


(ii) Principal Financial Officer:


/s/John F. Hall                                                September 4, 2001
 ------------------------     Vice-President - Finance,
(John F. Hall)                Secretary and Treasurer

(iii) Principal Accounting Officer:


/s/John B. Brown
--------------------------    Controller                       September 4, 2001
  (John B. Brown)

(iv)     A Majority of the Board of Directors:


 /s/H. D. Peet                Chairman of the Board            September 4, 2001
 --------------------------
  (H. D. Peet)


 /s/Donald R. Crowe           Director                         September 4, 2001
---------------------------
   (Donald R. Crowe)


/s/Jane Hylton Green          Director                         September 4, 2001
---------------------------
  (Jane Hylton Green)


/s/Lanny D. Greer             Director                         September 4, 2001
---------------------------
  (Lanny D. Greer)


/s/Billy Joe Hall             Director                         September 4, 2001
---------------------------
  (Billy Joe Hall)


/s/Lewis N. Melton            Director                         September 4, 2001
---------------------------
  (Lewis N. Melton)


/s/Arthur E. Walker, Jr.      Director                         September 4, 2001
---------------------------
  (Arthur E. Walker, Jr.)


/s/Michael R. Whitley         Director                         September 4, 2001
----------------------------
  (Michael R. Whitley)


Management's Statement of Responsibility for Financial Reporting and Accounting

     Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company maintains a system of accounting and internal controls which management believes provides reasonable assurance that the accounting records are reliable for purposes of preparing financial statements and that the assets are properly accounted for and protected. The Board of Directors pursues its oversight role for these financial statements through its Audit Committee, which consists of four outside directors. The Audit Committee meets periodically with management to review the work and monitor the discharge of their responsibilities. The Audit Committee also meets periodically with the Company's internal auditor as well as Arthur Andersen LLP, the independent auditors, who have full and free access to the Audit Committee, with or without management present, to discuss internal accounting control, auditing and financial reporting matters.




Glenn R. Jennings       John F. Hall                      John B. Brown
President & Chief       Vice President - Finance,         Controller
Executive Officer       Secretary &Treasurer


Report of Independent Public Accountants

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of DELTA NATURAL GAS COMPANY, INC. (a Kentucky corporation) and subsidiary companies as of June 30, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiary companies as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              Arthur Andersen LLP


Louisville, Kentucky
August 10, 2001



Delta Natural Gas Company, Inc. and Subsidiary Companies
Consolidated Statements of Income

For the Years Ended June 30,       2001           2000             1999

Operating Revenues                $ 70,770,156    $45,926,775    $ 38,672,238
                                  ------------    -----------    ------------

Operating Expenses

   Purchased gas                  $ 44,707,739    $21,214,834    $ 16,467,988

   Operation and maintenance         9,844,728      9,139,143       9,137,107

   Depreciation and depletion        3,840,450      3,989,090       3,840,996

   Taxes other than income
     taxes                           1,423,020      1,338,486       1,334,977

   Income taxes (Note 2)             2,232,500      2,068,500       1,239,100
                                  ------------    ------------   ------------

      Total operating expenses    $ 62,048,437    $37,750,053    $ 32,020,168
                                  ------------    -----------    ------------

Operating Income                  $  8,721,719    $ 8,176,722    $  6,652,070

Other Income and Deductions, Net        31,141         42,866          33,660
                                  ------------    -----------    ------------

Income Before Interest Charges    $  8,752,860    $ 8,219,588     $ 6,685,730
                                  -----------     -----------     -----------

Interest Charges

   Interest on long-term debt     $ 3,775,856     $ 3,845,565     $ 3,912,826

   Other interest                   1,179,949         748,006         460,950

   Amortization of debt expense       161,160         161,160         161,160
                                  -----------     -----------     -----------

      Total interest charges      $ 5,116,965      $ 4,754,731     $ 4,534,936
                                  -----------      -----------     -----------

Net Income                        $ 3,635,895      $ 3,464,857     $ 2,150,794
                                  ===========      ===========     ===========

Weighted Average Number of
  Common Shares Outstanding         2,477,983        2,433,397       2,394,181

Basic and Diluted Earnings
  Per Common Share                    $  1.47         $  1.42         $   .90

Dividends Declared Per
  Common Share                        $  1.14         $  1.14         $  1.14

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,                 2001            2000            1999

Cash Flows From Operating Activities
   Net income                           $ 3,635,895     $  3,464,857    $  2,150,794

   Adjustments to reconcile net
   income to net cash from
   operating activities
      Depreciation, depletion and
        amortization                      4,047,715        4,240,595       4,088,362
      Deferred income taxes and
        investment tax credits            2,332,458        1,446,444         662,880
      Other - net                           700,091          841,877         730,601

   (Increase) decrease in assets
      Accounts receivable                (1,860,926)      (1,160,957)        908,917
      Gas in storage                     (1,665,124)          48,005      (1,451,177)
      Materials and supplies               (129,278)         200,689        (144,468)
      Prepayments                          (690,662)         (51,964)         53,642
      Other assets                         (333,402)        (561,893)       (593,980)

   Increase (decrease) in
   Liabilities
      Accounts payable                    1,647,056        1,630,760         273,755
      Refunds due customers                  (5,708)           2,679         (75,774)
      Deferred (advance recovery
         of) gas cost                    (4,518,953)      (1,124,219)         50,446
      Accrued taxes                        (521,190)         284,891        (131,091)
      Other current liabilities              11,340         (302,553)        160,329
      Advances for construction
        and other                             3,260         (131,706)         (2,960)
                                        ------------    ------------    ------------

         Net cash provided by
           operating activities         $ 2,652,572     $  8,827,505    $  6,680,276
                                        -----------     ------------    ------------

Cash Flows From Investing Activities
   Capital expenditures                 $(7,069,713)    $ (8,795,653)   $ (7,982,143)
                                        ------------    ------------    ------------

         Net cash used in investing
           activities                   $(7,069,713)    $ (8,795,653)   $ (7,982,143)
                                        -----------     ------------    ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,            2001            2000            1999

Cash Flows From Financing
   Activities
   Dividends on common stock       $ (2,825,267)   $ (2,777,372)   $ (2,728,997)
   Issuance of common stock, net        646,514         697,926         679,916
   Repayment of long-term debt         (810,999)     (1,735,000)       (339,000)
   Issuance of notes payable         52,415,000      27,810,000      21,615,000
   Repayment of notes payable       (45,240,000)    (23,880,000)    (17,795,000)
                                   ------------    ------------    ------------
         Net cash provided by
           financing activities    $  4,185,248    $    115,554    $  1,431,919
                                   ------------    ------------    ------------

Net Increase (Decrease) in Cash
and Cash Equivalents               $   (231,893)   $    147,406    $    130,052

Cash and Cash Equivalents,
Beginning of Year                       395,994         248,588         118,536
                                   ------------    ------------    ------------

Cash and Cash Equivalents,
End of Year                        $    164,101    $    395,994    $    248,588
                                   ============    ============    ============


Supplemental Disclosures of Cash
Flow Information

Cash paid during the year for
   Interest                        $  4,970,327    $  4,626,542    $  4,685,458
   Income taxes (net of refunds)   $    395,737    $    533,908    $    712,023


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                      2001              2000

Assets
   Gas Utility Plant, at cost                   $147,792,390      $141,986,856
      Less - Accumulated provision for
        depreciation                             (45,375,230)      (42,067,229)
                                                ------------      ------------

         Net gas plant                          $102,417,160      $ 99,919,627
                                                ------------      ------------

   Current Assets
      Cash and cash equivalents                 $    164,101      $    395,994
      Accounts receivable, less accumulated
        provisions for doubtful accounts of
        $575,000 and $144,380 in 2001 and
        2000, respectively                         4,651,766         2,790,840
      Gas in storage, at average cost              4,659,901         2,963,137
      Deferred gas costs                           4,444,707              -
      Materials and supplies, at first-in,
        first-out cost                               593,419           464,141
      Prepayments                                  1,090,515           240,053
                                                ------------      ------------

         Total current assets                   $ 15,604,409      $  6,854,165
                                                ------------      ------------

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,236,009)   $    354,891      $    356,753
      Note receivable from officer                   128,000           152,000
      Unamortized debt expense and
        other (Note 6)                             5,674,678         5,636,374
                                                ------------      ------------

         Total other assets                     $  6,157,569      $  6,145,127
                                                ------------      ------------

            Total assets                        $124,179,138      $112,918,919
                                                ============      ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                       2001              2000

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common shareholders' equity               $ 32,754,560       $ 31,297,418
      Long-term debt (Notes 6 and 7)              49,258,902         50,723,795
                                                ------------       ------------

         Total capitalization                   $ 82,013,462       $ 82,021,213
                                                ------------       ------------

   Current Liabilities
      Notes payable (Note 5)                    $ 16,800,000       $  9,625,000
      Current portion of long-term
        debt (Notes 6 and 7)                       2,450,000          1,750,000
      Accounts payable                             5,602,199          3,955,143
      Accrued taxes                                  718,376          1,239,566
      Refunds due customers                           38,320             44,028
      Advance recovery of gas costs                        -             74,246
      Customers' deposits                            418,582            421,900
      Accrued interest on debt                     1,178,410          1,192,932
      Accrued vacation                               538,595            519,066
      Other accrued liabilities                      400,898            391,247
                                                ------------       ------------

         Total current liabilities              $ 28,145,380       $ 19,213,128
                                                ------------       ------------

   Deferred Credits and Other
      Deferred income taxes                     $ 12,851,457       $ 10,403,299
      Investment tax credits                         449,800            504,400
      Regulatory liability (Note 2)                  632,725            693,825
      Advances for construction and other             86,314             83,054
                                                ------------       ------------

         Total deferred credits and other       $ 14,020,296       $ 11,684,578
                                                ------------       ------------

   Commitments and Contingencies (Note 8)       ____________       ____________

            Total liabilities and
              shareholders' equity              $124,179,138       $112,918,919
                                                ============       ============




The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in
Shareholders' Equity

For the Years Ended June 30,                       2001             2000            1999

Common Shares
   Balance, beginning of year                 $  2,459,067     $  2,413,942    $  2,375,093
     $1.00 par value of 36,612, 45,125,
       and 38,849 shares issued in 2001,
       2000 and 1999, respectively
         Dividend reinvestment and stock
           purchase plan                            28,958           37,499          32,551
         Employee stock purchase plan and
           other                                     7,654            7,626           6,298
                                              ------------     ------------    ------------

   Balance, end of year                       $  2,495,679     $  2,459,067    $  2,413,942
                                              ============     ============    ============

Premium on Common Shares
   Balance, beginning of year                 $ 29,038,995     $ 28,386,194    $ 27,745,127
     Premium on issuance of common shares
       Dividend reinvestment and stock
         purchase plan                             503,897          533,760         536,520
       Employee stock purchase plan and
         other                                     114,416          119,041         104,547
                                              ------------     ------------    ------------

   Balance, end of year                       $ 29,657,308     $ 29,038,995    $ 28,386,194
                                              ============     ============    ============

Capital Stock Expense
   Balance, beginning of year                 $ (1,917,020)    $ (1,917,020)   $ (1,917,020)
     Dividend reinvestment and stock
       purchase plan                                (8,411)            -            -
                                              ------------     ------------    ------------

   Balance, end of year                       $ (1,925,431)    $ (1,917,020)   $ (1,917,020)
                                              ============     ============    ============

Retained Earnings
   Balance, beginning of year                 $  1,716,376     $  1,028,891    $  1,607,094
     Net income                                  3,635,895        3,464,857       2,150,794
     Cash dividends declared on common
       shares (See Consolidated
       Statements of Income for rates)          (2,825,267)      (2,777,372)     (2,728,997)
                                              ------------     ------------    ------------

   Balance, end of year                       $  2,527,004     $  1,716,376    $  1,028,891
                                              ============     ============    ============




The accompanying notes to consolidated financial statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                      2001             2000

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 3 and 4)
     Authorized 6,000,000 shares
     Issued and outstanding 2,495,679 and
       2,459,067 shares in 2001 and
       2000, respectively                        $ 2,495,679     $ 2,459,067
   Premium on common shares                       29,657,308      29,038,995
   Capital stock expense                          (1,925,431)     (1,917,020)
   Retained earnings (Note 6)                      2,527,004       1,716,376
                                                 -----------     -----------

      Total common shareholders' equity          $32,754,560     $31,297,418
                                                 -----------     -----------

Long-Term Debt (Notes 6 and 7)
   Debentures, 8.3%, due 2026                    $14,821,000     $14,925,000
   Debentures, 6 5/8%, due 2023                   11,933,000      12,243,000
   Debentures, 7.15%, due 2018                    24,271,000      24,668,000
   Promissory note from acquisition of under-
     ground storage, non-interest bearing,
     due through 2001 (less unamortized
     discount of $16,098 and $62,205 in
     2001 and 2000, respectively)                    683,902         637,795
                                                 -----------     -----------

      Total long-term debt                       $51,708,902     $52,473,795


   Less amounts due within one year,
     included in current liabilities              (2,450,000)     (1,750,000)
                                                 -----------     -----------

      Net long-term debt                         $49,258,902     $50,723,795
                                                 -----------     -----------



         Total capitalization                    $82,013,462     $82,021,213
                                                 ===========     ===========


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

     (c) Depreciation -- The Company determines its provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.8%, 3.1% and 3.2% of average depreciable plant for 2001, 2000 and 1999, respectively.

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

     (g) Revenues and Customer Receivables -- The Company serves 40,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable.

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

     (i) New Accounting Pronouncements -- Delta adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as subsequently amended by SFAS No. 137 and SFAS No. 138, effective July 1, 2000. The adoption of this standard did not impact the Company's financial position or results of operations.

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 currently applies to all business combinations initiated. SFAS No. 142 is effective July 1, 2002 for Delta. The adoption of these standards is not expected to have a significant impact on the Company's financial position or results of operations; however, these new standards will be applied to future acquisitions to the extent that Delta completes any such transactions.


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


                                                    2001              2000
                                                    ----              ----
  Deferred Tax Liabilities
      Accelerated depreciation                  $12,440,957       $11,521,999
      Deferred gas cost/unbilled revenue          1,444,200                -
      Accrued pension                             1,157,200           988,000
      Debt expense                                  426,900           447,100
                                                -----------       -----------

         Total                                  $15,469,257       $12,957,099
                                                -----------       -----------
  Deferred Tax Assets
      Alternative minimum tax credits           $ 1,701,100       $ 1,400,800
      Regulatory liabilities                        249,600           273,700
      Deferred gas cost/unbilled revenue                  -           309,300
      Investment tax credit                         177,400           199,000
      Other                                         489,700           371,000
                                                -----------       -----------

          Total                                 $ 2,617,800       $ 2,553,800
                                                -----------       -----------

           Net accumulated deferred
             income tax liability               $12,851,457       $10,403,299
                                                ===========       ===========

         The components of the income tax provision are comprised of the following for the years ended June 30:

                                        2001            2000            1999
                                        ----            ----            ----
Components of Income Tax Expense
    Current
       Federal                      $   (77,000)    $   568,100     $   563,400
       State                            (71,700)        137,500          63,000
                                    -----------     -----------     -----------
          Total                     $  (148,700)    $   705,600     $   626,400

    Deferred                          2,381,200       1,362,900         612,700
                                    -----------     -----------     -----------

          Income tax expense        $ 2,232,500     $ 2,068,500     $ 1,239,100
                                    ===========     ===========     ===========

         Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

                                              2001       2000        1999
                                              ----       ----        ----

Statutory federal income tax rate             34.0 %     34.0 %      34.0 %
State income taxes net of federal benefit      5.4        5.2         5.2
Amortization of investment tax credit         (0.9)      (1.1)       (2.0)
Other differences - net                       (0.3)      (0.4)       (0.4)
                                             ------      -----       -----

     Effective income tax rate                38.2 %     37.7 %      36.8 %
                                              ======     ======      ======


(3)  Employee Benefit Plans

     (a) Defined Benefit Retirement Plan -- Delta has a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended March 31, 2001, and a statement of the funded status as of March 31 of both years, as recognized in the Company's consolidated balance sheets at June 30.

                                                     2001               2000
                                                     ----               ----
Change in Benefit Obligation
Benefit obligation at beginning of year          $  8,188,361     $   8,286,366
Service cost                                          487,392           535,681
Interest cost                                         592,537           538,400
Actuarial loss                                        332,610            91,615
Effect of curtailment                                    -               (2,834)
Benefits paid                                      (1,114,797)       (1,260,867)
                                                 ------------     -------------
Benefit obligation at end of year                $  8,486,103     $   8,188,361
                                                 ------------     -------------

Change in Plan Assets
Fair value of plan assets at beginning of year   $ 10,176,049     $   9,188,450
Actual return (loss) on plan assets                  (636,591)        1,507,558
Employer contribution                                 648,737           740,908
Benefits paid                                      (1,114,797)       (1,260,867)
                                                 ------------ -   -------------
Fair value of plan assets at end of year         $  9,073,398     $  10,176,049
                                                 ------------     -------------

Funded status                                    $    587,295     $   1,987,688
Unrecognized net actuarial loss (gain)              1,652,236          (117,267)
Net transition asset                                  (29,262)          (71,656)
                                                 ------------     -------------

Prepaid benefit cost (included in other
  assets in the accompanying balance sheet)      $  2,210,269     $   1,798,765
                                                 ============     =============

     The assets of the plan consist primarily of common stocks, bonds and certificates of deposit. Net pension costs for the years ended June 30 include the following:

                                             2001        2000          1999
                                             ----        ----          ----
Components of  Net Periodic Benefit Cost
Service cost                               $ 487,392    $ 535,681    $ 467,417
Interest cost                                592,537      538,400      471,939
Expected return on plan assets              (800,303)    (764,449)    (715,795)
Amortization of net transition asset         (42,394)     (42,394)     (42,394)
                                           ---------    ---------    ---------
       Net periodic benefit cost           $ 237,232    $ 267,238    $ 181,167
                                           =========    =========    =========


Weighted-Average Assumptions
Discount rate                                  7.75%         7.75%        6.50%
Expected return on plan assets                 8.00%         8.00%        8.00%
Rate of compensation increase                  4.00%         4.00%        4.00%


     During the plan year ended March 31, 2000, Delta eliminated 16 positions in conjunction with a workforce reduction plan. Subsequently, 7 additional positions were eliminated as a result of reorganization of Delta's branch offices, which was completed by June 30, 2000. These events constituted a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The combined impact of the curtailment gain, the savings in salary expense, and the cost of one time payments made to severed employees was not material to results of operations.

     SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits", and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits", do not affect the Company, as Delta does not provide benefits for post-retirement or post-employment other than the pension plan for retired employees.

     (b) Employee Savings Plan -- The Company has an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute any whole percentage between 2% and 15% of their annual compensation. The Company will match 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. For 2001, 2000, and 1999, Delta's Savings Plan expense was $154,600, $170,800, and $169,300, respectively.

     (c) Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees are eligible to participate. Under the terms of the Stock Plan, such employees can contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. The Company issues Delta common stock, based upon the fiscal year contributions, using an average of the high and low sale prices of Delta's stock as quoted in NASDAQ's National Market System on the last business day in June and matches those shares so purchased. Therefore, stock with an equivalent market value of $96,000 was issued in July, 2001. The continuation and terms of the Stock Plan are subject to approval by Delta's Board of Directors on an annual basis. Delta's Board has continued the Stock Plan through June 30, 2002.

(4)  Dividend Reinvestment and Stock Purchase Plan

     The Company's Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan") provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan the Company issued 28,958, 37,499, and 32,551 shares in 2001, 2000, and 1999, respectively. Delta reserved 150,000 shares for issuance under the Reinvestment Plan in December, 2000, and as of June 30, 2001 there were 134,772 shares still available for issuance.

(5)  Notes Payable and Line of Credit

     The current available line of credit is $40,000,000, of which $16,800,000 was borrowed at an interest rate of 4.85% as of June 30, 2001. At June 30, 2000, the available line of credit was $25,000,000, of which $9,625,000 was borrowed at an interest rate of 6.51%. The maximum amount borrowed during 2001 and 2000 was $21,445,000 and $16,700,000, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate ("LIBOR") plus 1% on the used line of credit. The cost of the unused line of credit is 0.30%. The current line of credit must be renewed during October, 2002.

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


(7)  Fair Values of Financial Instruments

     The fair value of the Company's debentures is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debentures at June 30, 2001 and 2000 was estimated to be $48,429,000 and $47,152,000, respectively. The carrying amount in the accompanying consolidated financial statements as of June 30, 2001 and 2000 is $51,025,000 and $51,836,000, respectively.

     The carrying amount of the Company's other financial instruments including cash equivalents, accounts receivable, notes receivable, accounts payable and the non-interest bearing promissory note approximate their fair value.

(8)   Commitments and Contingencies

     The Company has entered into individual employment agreements with its five officers and an agreement with the Chairman of the Board. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.

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

         Segment information is shown below for the periods:


 ($000)                                              2001          2000          1999
                                                     ----          ----          ----
Revenues
      Regulated
         External customers                          48,887       33,314        30,000
         Intersegment                                 3,244        4,606         5,496
                                                   ---------    ---------     --------
              Total regulated                        52,131       37,920        35,496
      Non-regulated
         External customers                          21,883       12,613         8,672
         Intersegment                                27,609       16,249        15,881
                                                   ---------    ---------     --------
              Total non-regulated                    49,492       28,862        24,553
      Eliminations for intersegment                 (30,853)     (20,855)      (21,377)
                                                   --------     --------      --------
              Total operating revenues               70,770       45,927        38,672
                                                   =========    =========     ========

Operating Expenses
      Regulated
         Depreciation                                 3,797        3,940         3,804
         Income taxes                                 1,696        1,657         1,001
         Other                                       38,662       24,792        24,398
                                                   ---------    ---------     --------
              Total regulated                        44,155       30,389        29,203
                                                   ---------    ---------     --------
      Non-regulated
         Depreciation                                    43           49            37
         Income taxes                                   536          412           238
         Other                                       48,167       27,755        23,838
                                                   ---------    ---------     --------
              Total non-regulated                    48,746       28,216        24,113

      Eliminations for intersegment                 (30,853)     (20,855)      (21,296)
                                                   --------     --------      --------
              Total operating expenses               62,048       37,750        32,020
                                                   =========    =========     ========

Other Income and Deductions
      Regulated                                          31           43            25
      Non-regulated                                     -            -               9
                                                   ---------    ---------     --------
             Total other income and deductions           31           43            34
                                                   =========    =========     ========

Interest Charges
      Regulated                                       5,191        4,766         4,552
      Non-regulated                                      42           41            64
      Eliminations for intersegment                    (116)         (52)          (81)
                                                   --------     --------      --------
             Total interest charges                   5,117        4,755         4,535
                                                   =========    =========     ========



 ($000)                                               2001         2000          1999
                                                      ----         ----          ----
Net Income
      Regulated                                        2,817      2,808         1,766
      Non-regulated                                      819        657           385
                                                      ------     ------        -------
            Total net income                           3,636      3,465         2,151
                                                      ======      ======       =======

Assets
      Regulated                                      120,710     108,876      105,716
      Non-regulated                                    3,469       4,043        1,757
                                                     -------     -------      -------
           Total assets                              124,179     112,919      107,473
                                                    ========    ========      =======

Capital Expenditures
      Regulated                                       7,070        8,796        7,981
      Non-regulated                                     -            -              1
                                                      ------      ------       -------
           Total capital expenditures                 7,070        8,796        7,982
                                                     =======      =======      =======


(11)     Quarterly Financial Data (Unaudited)

     The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Basic and Diluted Earnings(Loss) per Operating Revenues Operating Income Net Income (Loss) Common Share(a) -------- ------ ------- --------
Quarter Ended

Fiscal 2001

September 30       $ 6,722,188      $  152,070    $(1,055,810)    $    (.43)
December 31         16,941,117       2,081,843        765,633           .31
March 31            32,330,755       5,315,853      3,983,175          1.60
June 30             14,776,096       1,171,953        (57,103)         (.02)

Fiscal 2000

September 30       $ 4,753,043      $  344,622    $  (801,859)      $  (.33)
December 31          9,964,446       1,869,292        633,318           .26
March 31            20,708,156       4,609,595      3,400,687          1.39
June 30             10,501,130       1,353,213        232,711           .09

 (a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.


                                                                   SCHEDULE II



                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


 Column A                      Column B              Column C                Column D      Column E
                                                    Additions               Deductions
----------                   -----------     --------------------------     -------------  -----------
                                Balance                     Charged to
                                  at         Charged to      Other            Amounts       Balance
                               Beginning     Costs and       Accounts-      Charged Off      at End
Description                    of Period      Expenses      Recoveries        or Paid      of Period
                             -----------     ----------    ------------     ------------  ------------

Deducted From the Asset
to Which it Applies - Allowance
for doubtful accounts
for the years ended:

June 30, 2001                $  144,380      $  810,432     $   40,565      $  420,377    $  575,000
June 30, 2000                $  138,514      $  213,000     $   39,086      $  246,220    $  144,380
June 30, 1999                $  120,001      $  213,385     $   48,888      $  243,760    $  138,514





                                             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                 COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
                                                                 TO FIXED CHARGES



                                   2001           2000               1999            1998            1997
                                   ----           ----               ----            ----            ----
Earnings:
  Net income                  $ 3,635,895      $ 3,464,858       $ 2,150,794      $ 2,451,272      $ 1,724,265
  Provisions for income
    taxes                       2,232,500        2,068,500         1,239,100        1,401,000          964,800
  Fixed charges                 5,116,965        4,754,731         4,534,936        4,348,498        3,632,191
                              -----------      -----------       -----------      -----------      -----------

       Total                  $10,985,360      $10,288,089       $ 7,924,830      $ 8,200,770      $ 6,321,256
                              ===========      ===========       ===========      ===========      ===========


Fixed Charges:
  Interest on debt            $ 4,955,805      $ 4,593,571       $ 4,373,776      $ 4,223,946      $ 3,516,825
  Amortization of debt
    expense                       161,160          161,160           161,160          124,552          115,366
                              -----------      -----------       -----------      -----------      -----------

       Total                  $ 5,116,965      $ 4,754,731       $ 4,534,936      $ 4,348,498      $ 3,632,191
                              ===========      ===========       ===========      ===========      ===========


Ratio of Earnings to
Fixed Charges                       2.15x            2.16x             1.75x            1.89x            1.74x





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





                                                                    EXHIBIT 23



                       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our report dated August 10, 2001, included in this Form 10-K, into the Company's previously filed Registration Statement No. 33-56689, relating to the Dividend Reinvestment and Stock Purchase Plan of the Company.


                                                 Arthur Andersen LLP



         Louisville, Kentucky
         September 4, 2001