Form 10-Q
period 2001-09-30
DELTA NATURAL GAS CO INC
filed 2001-11-08
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC  20549

                                         FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         -----

         For the quarterly period ended September 30, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                   SECURITIES EXCHANGE ACT OF 1934

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


                     YES    X    .          NO         .
                          ---------             ---------

                     Common Shares, Par Value $1.00
       Per Share 2,507,962 Shares Outstanding as of September 30, 2001.

                                      PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------


                                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                           Three Months Ended             Twelve Months Ended
                                           ------------------             -------------------
                                              September 30                    September 30
                                              ------------                     ------------
                                           2001           2000             2001          2000
                                           ----           ----             ----          ----


OPERATING REVENUES ................   $  7,258,892    $  6,722,188    $ 71,306,859    $ 47,895,922
                                       ------------   ------------    ------------    -------------

OPERATING EXPENSES
  Purchased gas ...................   $  3,647,286    $  3,757,006    $ 44,598,018    $ 23,712,730
  Operation and maintenance .......      2,282,667       2,119,742      10,007,653       8,950,769
  Depreciation and depletion ......        977,311         983,698       3,834,062       3,998,722
  Taxes other than income taxes ...        347,723         343,847       1,426,896       1,335,132
  Income taxes ....................       (475,400)       (634,175)      2,391,275       1,914,400
                                       ------------   ------------    ------------    ------------

    Total operating expenses ......   $  6,779,587    $  6,570,118    $ 62,257,904    $ 39,911,753
                                       ------------   ------------    ------------    -------------

OPERATING INCOME ..................   $    479,305    $    152,070    $  9,048,955    $  7,984,169

OTHER INCOME AND DEDUCTIONS, NET ..          5,551          13,188          23,502          51,473
                                        ------------   -----------    ------------    ------------

INCOME BEFORE INTEREST CHARGES ....   $    484,856    $    165,258    $  9,072,457    $  8,035,642

INTEREST CHARGES ..................      1,263,181       1,221,068       5,159,078       4,824,736
                                         ------------   ----------    ------------    ------------

NET INCOME (LOSS) .................   $   (778,325)   $ (1,055,810)   $  3,913,379    $  3,210,906
                                          ============   =========    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING ..............      2,502,139       2,466,031       2,487,268       2,445,580

BASIC AND DILUTED EARNINGS (LOSS) .
 PER COMMON SHARE                     $       (.31)   $       (.43)     $     1.57     $      1.31


DIVIDENDS DECLARED PER COMMON SHARE   $        .29    $       .285      $    1.145     $      1.14


                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                     CONSOLIDATED BALANCE SHEETS

              ASSETS                        September 30, 2001     June 30, 2001    September 30, 2000
                                            ------------------     -------------    ------------------
                                               (unaudited)                             (unaudited)

GAS UTILITY PLANT                           $   150,247,189      $  147,792,390   $  143,221,055
  Less-Accumulated provision
    for depreciation                            (46,348,616)        (45,375,230)     (42,992,457)
                                                                 ---------------- ------------------
                                            ------------------
      Net gas plant                         $   103,898,573      $  102,417,160   $  100,228,598
                                            ------------------   ---------------- ------------------

CURRENT ASSETS
  Cash and cash equivalents                 $       645,947      $      164,101   $      419,842
  Accounts receivable - net                       2,024,498           4,651,766        1,642,916
  Gas in storage                                  9,986,633           4,659,901        7,267,319
  Deferred gas costs                              4,522,130           4,444,707          768,398
  Materials and supplies                            578,204             593,419          485,343
  Prepayments                                     2,051,617           1,090,515          907,179
                                            ------------------   ---------------- ------------------
      Total current assets                  $    19,809,029      $   15,604,409   $   11,490,997
                                            ------------------   ---------------- ------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                $       354,891      $      354,891   $      356,753
  Note receivable from officer                      122,000             128,000          146,000
  Prepaid pension benefit cost                    2,178,508           2,210,269        1,739,426
  Unamortized debt expense and other              3,324,921           3,464,409        3,590,922
                                            ------------------   ---------------- ------------------
      Total other assets                    $     5,980,320      $    6,157,569   $    5,833,101
                                            ------------------   ---------------- ------------------
        Total assets                        $   129,687,922      $  124,179,138   $  117,552,696
                                            ==================   ================ ==================

   LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity               $    31,489,678      $   32,754,560   $   29,746,269
  Long-term debt                                 49,151,940          49,258,902       50,508,022
                                            ------------------   ---------------- ------------------
      Total capitalization                  $    80,641,618      $   82,013,462   $   80,254,291
                                            ------------------   ---------------- ------------------

CURRENT LIABILITIES
  Notes payable                             $    25,130,000      $   16,800,000   $   16,800,000
  Current portion of long-term debt               2,450,000           2,450,000        1,750,000
  Accounts payable                                4,079,618           5,602,199        3,829,396
  Accrued taxes                                     392,369             718,376          200,005
  Refunds due customers                             114,023              38,320           42,918
  Customers' deposits                               430,866             418,582          431,545
  Accrued interest on debt                        1,568,222           1,178,410        1,731,292
  Accrued vacation                                  538,595             538,595          519,066
  Other accrued liabilities                         315,628             400,898          315,980
                                            ------------------   ---------------- ------------------
      Total current liabilities             $    35,019,321      $   28,145,380   $   25,620,202
                                            ------------------   ---------------- ------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                     $    12,851,457      $   12,851,457   $   10,403,299
  Investment tax credits                            449,800             449,800          504,400
  Regulatory liability                              626,350             632,725          687,450
  Advances for construction and other                99,376              86,314           83,054
                                            ------------------   ---------------- ------------------
      Total deferred credits and other      $    14,026,983      $   14,020,296   $   11,678,203
                                            ------------------   ---------------- ------------------
           Total liabilities and
              shareholders' equity
                                             $   129,687,922      $  124,179,138   $  117,552,696
                                            ==================   ================ ==================




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                             Three Months Ended                Twelve Months Ended
                                              ------------------               -------------------
                                                 September 30                      September 30
                                                 ------------                      ------------
                                              2001            2000              2001             2000
                                              ----            ----              ----             ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                     $    (778,325)  $   (1,055,810)   $    3,913,379    $  3,210,906
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities:
      Depreciation, depletion
       and amortization                     1,029,639        1,035,214       4,042,141       4,207,695
      Deferred income taxes and
       investment tax credits                  (6,375)          (6,375)      2,332,458       1,446,444
      Other, net                              169,100          180,639         685,551         862,566
  Increase in other assets                 (3,585,815)      (4,412,493)     (8,368,666)     (5,024,122)
  Increase (decrease) in other
    liabilities                            (1,442,997)        (693,680)        385,441         989,811
                                        --------------------------------------------------- ----------------
      Net cash provided by (used
        in) operating activities        $  (4,614,773)  $   (4,952,505) $    2,990,304    $  5,693,300
                                        --------------------------------------------------- ----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                  $  (2,627,824)  $   (1,476,308) $   (8,221,229)   $ (7,338,348)
                                        --------------------------------------------------- ----------------
      Net cash used in

        investing activities            $  (2,627,824)  $   (1,476,308) $   (8,221,229)   $ (7,338,348)
                                        --------------------------------------------------- ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock             $    (725,895)  $     (703,058) $   (2,848,103)   $ (2,789,970)
  Issuance of common stock, net               239,338          207,719         678,133         662,808
  Repayment of long-term debt                (119,000)        (227,000)       (703,000)     (1,810,000)
  Issuance of notes payable                12,970,000       10,570,000      54,815,000      24,980,000
  Repayment of notes payable               (4,640,000)      (3,395,000)    (46,485,000)     19,160,000)
                                        --------------------------------------------------- ----------------
      Net cash provided by
        financing activities            $   7,724,443   $    6,452,661  $    5,457,030    $  1,882,838
                                        --------------------------------------------------- ----------------

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS              $     481,846   $       23,848  $      226,105    $    237,790

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          164,101          395,994         419,842         182,052
                                        --------------------------------------------------- ----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $     645,947   $      419,842  $      645,947    $    419,842
                                        =================================================== ================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                             $     833,078   $      642,418  $    5,160,986    $  4,506,498
   Income taxes (net of refunds)        $      47,700   $      297,725  $      145,712    $    632,102


                 DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



          (1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") has three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system and to Delta for system supply. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements.
               Intercompany balances and transactions have been eliminated. Reclassifications have been made to prior year balance sheet and cash flow statement amounts to conform with current year presentation.

          (2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 2001 for additional footnote disclosures, including a summary of significant accounting policies.

          (3) On December 27, 1999, Delta received approval from the Public Service Commission of Kentucky ("PSC") for an annual revenue increase of $420,000. This resulted from a general rate case that Delta had filed with the PSC during July, 1999. The new tariffs include an experimental weather normalization tariff whereby Delta is permitted to adjust rates for the billing months of December through April to reflect variations from normal weather. The new rates were effective for service on and after January 1, 2000.

          (4) The PSC approved Delta's request for the weather normalization adjustment to be made a permanent part of Delta's tariffs effective September 28, 2001.

(5) External and intersegment revenues and net income (loss) by business segment are shown below:
($000)
                                     Three Months Ended     Twelve Months Ended
                                       September 30             September 30

                                    2001       2000       2001         2000
                                    ----       ----       ----         ----
   Revenues
      Regulated
        External customers          3,535      3,522     48,901        33,955
        Intersegment                  723        702      3,265         4,024
                                   ------      -----     ------        -------
          Total regulated           4,258      4,224     52,166        37,979
                                    -----      -----     ------        ------
      Non-regulated
         External customers         3,724       3,200    22,406        13,941
         Intersegment               3,444       9,510    21,544        21,930
                                    -----       -----    ------        ------

      Eliminations for intersegment(4,167)    (10,212)  (24,809)      (25,954)
                                    ------     -------   -------       -------

          Total operating revenues  7,259       6,722    71,307         47,896
                                    =====       =====    =======       =======

   Net Income (Loss)
       Regulated                   (1,108)     (1,011)    2,719         2,698
       Non-regulated                  330         (45)    1,194           513
                                      ---         ---   -------        -------

  Total net income (loss)            (778)     (1,056)    3,913         3,211
                                     ====      ======    =======       =======


(6) Reference is made to Part II - Item 1 relative to the status of legal proceedings.

(7) Effective June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires intangible assets acquired in a business combination to be recognized separately from goodwill. SFAS No. 141 is expected to have no future impact on the
     Company's financial position or results of operations with respect to business combination transactions that have occurred prior to June 30, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 is that future goodwill and intangible assets with indefinite lives will no longer be amortized beginning in 2002. Instead of amortization, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company does not have recorded goodwill or intangible assets. Accordingly, these new accounting rules will not presently have a significant impact on the Company.

     SFAS No. 143 addresses asset retirement obligations that result from the acquisition, construction, or normal operation of long-lived assets. It requires companies to recognize asset retirement obligations as a liability when the liability is incurred at its fair value. The Company is currently analyzing the impact of this statement, which is required to be adopted January 1, 2003.

     The AICPA has issued an exposure draft Statement of Position ("SOP") "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP applies to all nongovernmental entities that acquire, construct or replace tangible property, plant, and equipment ("PP&E") including lessors and lessees. A significant element of the SOP requires that entities use component accounting for PP&E to the extent future component replacement will be capitalized. At adoption, entities would have the option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The proposed effective date of the SOP is January 1, 2003. The Company is currently analyzing the impact of this proposed SOP.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      -----------------------------------

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

          Capital expenditures for Delta for fiscal 2002 are expected to be $8.9 million. Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and thus finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $40,000,000, of which $25,100,000 was borrowed at September 30, 2001. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during October, 2002. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998, when the net proceeds of $24,100,000 from the sale of $25,000,000 of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10,000,000.

          The primary cash flows during the three and twelve month periods ending September 30, 2001 and 2000 are summarized below:

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2001           2000
                                                -----------    -----------
Used in operating
   activities ...............................   $(4,614,773)   $(4,952,505)
Used in investing activities ................    (2,627,824)    (1,476,308)
Provided by financing .......................                   activities
                                                  7,724,443      6,452,661
                                                -----------    -----------
Net increase in cash and cash equivalents
                                                $   481,846    $    23,848
                                                ===========    ===========

                                             Twelve Months Ended September 30,
                                             ---------------------------------
                                                        2001           2000
                                                 -----------    -----------
Provided by operating
   activities ................................   $ 2,990,304    $ 5,693,300
Used in investing activities .................    (8,221,229)    (7,338,348)
Provided by financing activities
                                                   5,457,030      1,882,838
                                                 -----------    -----------
Net increase in cash and cash equivalents
                                                 $   226,105    $   237,790
                                                 ===========    ===========


     RESULTS OF OPERATIONS

     Operating Revenues

          The following table sets forth certain variations in revenues for the three and twelve months ended September 30, 2001 compared with the same periods in the preceding year:

                                                    Increase (Decrease)
                                                  2001 Compared to 2000

                                         Three months ended  Twelve months ended
                                           September 30         September 30
                                         -----------------   -------------------
Variations in regulated revenues
        Gas rates ..........................  $    143,000    $ 10,080,000
        Weather normalization adjustment ...          --        (1,634,000)
        Sales volumes ......................      (228,000)      6,265,000
        Transportation .....................       125,000         262,000
        Other ..............................        (5,000)         41,000
                                              ------------    ------------
          Total ............................  $     35,000    $ 15,014,000
                                              ------------    ------------

Variations in non-regulated revenues
        Gas rates ..........................  $     73,000    $  7,873,000
        Sales volumes ......................       429,000         524,000
                                              ------------    ------------
          Total ............................  $    502,000    $  8,397,000
                                              ------------    ------------

             Total variations in revenues ..  $    537,000    $ 23,411,000
                                              ============    ============

================================================================================

Variations in regulated volumes (%)
        Gas sales ..........................         (7.0)           17.6
        Transportation .....................         27.4            19.0

Variations in non-regulated volumes (%)
        Gas sales ..........................         18.9             4.4






          Billed heating degree days were 106.7% of thirty year average ("normal") degree days for the twelve months ended September 30, 2001 as compared with 89.6% in 2000.

     Operating Expenses

          The following table sets forth certain variations in purchased gas expense for the three and twelve months ended September 30, 2001 compared with the same periods in the preceding year:

                                                      Increase (Decrease)
                                                      2001 Compared to 2000

                                       Three months ended    Twelve months ended
                                         September 30             September 30
                                         ------------             ------------
Variations in regulated gas expense
       Gas rates                           $   117,000             $10,558,000
       Purchase volumes                        (79,000)              3,018,000
                                           -----------             -----------
         Total                             $    38,000             $13,576,000
                                           -----------             -----------


Variations in non-regulated gas expense
       Gas rates                           $  (554,000)            $ 6,849,000
       Purchase volumes                        406,000                 460,000
                                           -----------             -----------
         Total                             $  (148,000)            $ 7,309,000
                                           -----------             -----------

      Total variations in gas expense     $  (110,000)            $20,885,000
                                           ===========            ============


          The increase in operation and maintenance expense of $1,057,000 for the twelve months ended September 30, 2001 was primarily due to a $608,000 increase in bad debt expense resulting from higher gas rates and colder winter weather.

          The changes in income taxes for the three and twelve months ending September 30, 2001 of $159,000 and $477,000, respectively, were primarily due to changes in net income.



                       PART II - OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS.
         --------------------------

          The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2001.




         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         -----------------------------------------

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


                                       DELTA NATURAL GAS COMPANY, INC.
                                      (Registrant)


                                       --/s/Glenn R. Jennings-------------------
         DATE:  November 8, 2001       Glenn R. Jennings
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)



                                        --/s/John F. Hall-----------------------
                                        John F. Hall
                                        Vice President - Finance, Secretary
                                        and Treasurer
                                        (Principal Financial Officer)



                                        --/s/John B. Brown----------------------
                                        John B. Brown
                                        Controller