Form 10-Q
period 2001-12-31
DELTA NATURAL GAS CO INC
filed 2002-02-08
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC  20549

                                       FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934

         For the quarterly period ended December 31, 2001.


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

            Common Shares, Par Value $1.00 Per Share 2,515,901 Shares
                      Outstanding as of December 31, 2001.




                              PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------
                 DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended             Six Months Ended              Twelve Months Ended
                                                December 31,                 December 31,                     December 31,
                                           2001           2000          2001          2000                 2001              2000
                                           ----           ----          ----          ----                 ----              ----



OPERATING REVENUES                 $  12,580,389  $  16,941,117   $  19,839,281   $  23,663,305    $   66,946,131    $  54,872,594

OPERATING EXPENSES
  Purchased gas                    $   6,789,266  $  10,769,796   $  10,436,552   $  14,526,802    $   40,617,488    $  30,411,819
  Operation and maintenance            2,266,491      2,345,222        4,549,158       4,464,964        9,928,922        8,958,044
  Depreciation and depletion           1,037,276        955,576        2,014,587       1,939,274        3,915,763        3,964,545
  Taxes other than income taxes          264,974        349,555          612,697         693,402        1,342,314        1,352,165
  Income tax expense (benefit)           342,000        439,125         (133,400)       (195,050)       2,294,150        1,989,300
                                 --------------- -------------- ----------------- --------------- ----------------- ---------------

    Total operating expenses       $  10,700,007  $  14,859,274   $   17,479,594  $   21,429,392   $   58,098,637    $  46,675,873
                                 --------------- -------------- ----------------- --------------- ----------------- ---------------

OPERATING INCOME                   $   1,880,382  $   2,081,843   $    2,359,687  $    2,233,913   $    8,847,494    $   8,196,721

OTHER INCOME AND DEDUCTIONS, NET           7,185          6,934           12,736          20,122           23,754           50,707
                                 --------------- -------------- ----------------- --------------- ----------------- ---------------

INCOME BEFORE INTEREST CHARGES     $   1,887,567  $   2,088,777   $    2,372,423  $    2,254,035   $    8,871,248    $   8,247,428

INTEREST CHARGES                       1,295,816      1,323,144        2,558,997       2,544,212        5,131,750        4,904,206
                                 --------------- -------------- ----------------- --------------- ----------------- ---------------
NET INCOME (LOSS)                  $     591,751  $     765,633   $     (186,574)  $    (290,177)  $    3,739,498    $   3,343,222
                                 --------------- -------------- ----------------- --------------- ----------------- ---------------

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   2,510,710      2,474,347        2,506,205        2,469,936       2,496,255        2,457,673

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE          $         .24  $         .31   $         (.07)  $       (.12)   $         1.50    $        1.36


DIVIDENDS DECLARED PER
  COMMON SHARE                     $         .29  $        .285   $          .58    $        .57   $           1.15   $       1.14





                  DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                               CONSOLIDATED BALANCE SHEETS

                                 ASSETS              December 31, 2001         June 30, 2001         December 31, 2000
                                                     -----------------         -------------         -----------------
                                                         (unaudited)                                      (unaudited)



GAS UTILITY PLANT                           $        152,631,278      $       147,792,390     $        144,495,244
  Less-Accumulated provision
    for depreciation                                 (47,252,928)             (45,375,230)             (43,789,585)
                                                                      ----------------------- ----------------------
                                            -----------------------
      Net gas plant                         $        105,378,350      $       102,417,160     $        100,705,659
                                            -----------------------   ---------------------   ----------------------

CURRENT ASSETS
  Cash and cash equivalents                 $            954,560      $           164,101     $          1,009,967
  Accounts receivable - net                            2,730,761                4,651,766                6,729,389
  Gas in storage                                       8,141,071                4,659,901                4,752,510
  Deferred gas costs                                   5,952,784                4,444,707                4,936,980
  Materials and supplies                                 373,237                  593,419                  419,689
  Prepayments                                          1,295,755                1,090,515                1,280,618
                                            -----------------------   ---------------------   ----------------------
      Total current assets                  $         19,448,168      $        15,604,409     $         19,129,153
                                            -----------------------   ---------------------   ----------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                $            354,891      $           354,891     $            356,753
  Note receivable from officer                           116,000                  128,000                  140,000
  Prepaid pension benefit cost                         2,071,618                2,210,269                1,678,232
  Unamortized debt expense and other                   3,260,583                3,464,409                3,511,596
                                            -----------------------   ---------------------   ----------------------
      Total other assets                    $          5,803,092      $         6,157,569     $          5,686,581
                                            -----------------------   ---------------------   ----------------------

        Total assets                        $        130,629,610      $       124,179,138     $        125,521,393
                                            =======================   =====================   ======================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity               $         31,512,318      $        32,754,560     $         29,937,772
  Long-term debt                                      48,830,000               49,258,902               50,155,446
                                            -----------------------   ---------------------   ----------------------
         Total capitalization               $         80,342,318      $        82,013,462     $         80,093,218
                                            -----------------------   ---------------------   ----------------------

CURRENT LIABILITIES
  Notes payable                             $         27,755,000      $        16,800,000     $         20,745,000
  Current portion of long-term debt                    1,750,000                2,450,000                1,750,000
  Accounts payable                                     3,539,356                5,602,199                7,978,955
  Accrued taxes                                              776                  718,376                  201,444
  Refunds due customers                                  103,406                   38,320                   62,838
  Customers' deposits                                    551,687                  418,582                  559,184
  Accrued interest on debt                             1,235,706                1,178,410                1,184,880
  Accrued vacation                                       538,595                  538,595                  519,066
  Other accrued liabilities                              350,858                  400,898                  331,575
                                            -----------------------   ---------------------   ----------------------
      Total current liabilities             $         35,825,384      $        28,145,380     $         33,332,942
                                            -----------------------   ---------------------   ----------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                     $         13,330,057      $        12,851,457     $         10,860,786
  Investment tax credits                                 427,200                  449,800                  477,100
  Regulatory liability                                   605,275                  632,725                  663,275
  Advances for construction and other                     99,376                   86,314                   94,072
                                            -----------------------   ---------------------   ----------------------
      Total deferred credits and other      $         14,461,908      $        14,020,296     $         12,095,233
                                            -----------------------   ---------------------   ----------------------

      Total liabilities and
        shareholders' equity                $        130,629,610      $       124,179,138     $        125,521,393
                                                  =======================   =====================   ======================





               DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                             Six Months Ended             Twelve Months Ended
                                                             ----------------             -------------------
                                                               December 31,                   December 31,
                                                                ------------                 ------------
                                                     2001               2000              2001                2000
CASH FLOWS FROM OPERATING
  ACTIVITIES
     Net income (loss)                       $      (186,574)  $       (290,177) $      3,739,498  $       3,343,222
     Adjustments to reconcile net
       income (loss) to net cash
       from operating activities
         Depreciation, depletion
           and amortization                        2,111,265          2,042,504         4,116,477          4,170,229
         Deferred income taxes and
           investment tax credits                    428,550            399,637         2,361,371          1,456,172
         Other, net                                  288,706            355,255           627,540            706,423
     (Increase) decrease in other assets
                                                  (2,779,403)       (11,554,443)         (629,471)        (9,447,287)
     Increase(decrease) in other
   liabilities                                    (2,561,934)         3,297,245        (4,512,254)         5,279,850
                                             ----------------- --------------------------------------------------------
         Net cash provided by (used
   in) operating activities                  $    (2,699,390)   $    (5,749,979)    $   5,703,161  $       5,508,609
                                             ----------------- --------------------------------------------------------

   CASH FLOWS FROM INVESTING
    ACTIVITIES

     Capital expenditures                    $    (5,264,483)  $     (3,095,579)    $  (9,238,616) $      (5,651,904)
                                             ----------------- --------------------------------------------------------
         Net cash used in
           investing activities              $    (5,264,483)  $     (3,095,579)    $  (9,238,616) $      (5,651,904)
                                             ----------------- --------------------------------------------------------

   CASH FLOWS FROM FINANCING
    ACTIVITIES
     Dividends on common stock               $    (1,453,922)  $     (1,408,060)    $  (2,871,129)   $   (2,802,204)
     Issuance of common stock, net                   398,254            338,591           706,177           668,358
     Repayment of long-term debt                  (1,145,000)          (591,000)       (1,365,000)       (1,108,000)
     Issuance of notes payable                    21,730,000         20,015,000        54,130,000        32,020,000
     Repayment of notes payable                  (10,775,000)        (8,895,000)      (47,120,000)      (27,975,000)
                                             ----------------- --------------------------------------------------------
         Net cash provided by
           financing activities              $     8,754,332   $      9,459,531     $      3,480,048  $     803,154
                                             ----------------- --------------------------------------------------------

   NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                $       790,459   $        613,973     $    (55,407)    $     659,859

   CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                              164,101            395,994         1,009,967          350,108
                                             ----------------- --------------------------------------------------------

   CASH AND CASH EQUIVALENTS,
    END OF PERIOD                            $       954,560   $      1,009,967     $     954,560    $   1,009,967
                                             ================= ========================================================

   SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
     Cash paid during the period for
      Interest                               $     2,128,894   $      2,471,684     $   5,133,658     $    4,886,721
      Income taxes (net of refunds)
                                             $        47,700   $        297,725     $     145,712     $      620,181






            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") has three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated. Reclassifications have been made to certain prior year balance sheet and cash flow statement amounts to conform with current year presentation.

     (2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 2001 for additional footnote disclosures, including a summary of significant accounting policies.

     (3) External and intersegment revenues and income(loss) by business segment are shown below ($000):



                              Three Months   Six Months Ended    Twelve Months
                             Ended December    December 31,      Ended December
                                31, 2001         2001                31, 2001
                             --------------    ---------------   ---------------
     Revenues
       Regulated
           External customers      8,495          12,030               46,227
           Intersegment              817           1,540                3,141
                                   -----          ------               ------
             Total regulated       9,312          13,570               49,368
                                   -----          ------               ------

        Non-regulated
            External customers     4,085           7,809               20,719
            Intersegment           3,048           6,492               20,696
                                   -----           -----               ------
              Total non-regulated  7,133          14,301               41,415
                                   -----          ------               ------
     Eliminations for
      intersegment                (3,865)         (8,032)             (23,837)
                                  ------          ------               ------

     Total operating revenues     12,580          19,839               66,946
                                  ======          ======               ======




                           Three Months     Six Months Ended     Twelve Months
                          Ended December        December         Ended December
                           31, 2001            31, 2001            31, 2001
                            --------          ------------        ----------
     Net Income (Loss)
        Regulated             379                 (729)             2,388
        Non-regulated         213                  542              1,351
                              ---                 -----             -----

           Total net income   592                 (187)             3,739
             (loss)           ===                 ====             ======



                            Three Months     Six Months Ended     Twelve Months
                           Ended December        December        Ended December
                              31, 2000          31, 2000           31, 2000
                           --------------    ----------------    --------------

      Revenues
        Regulated
           External customers     11,168           14,690             38,651
           Intersegment              942            1,644              3,212
                                  -------            ------            ------
             Total regulated      12,110           16,334             41,863
                                  -------           ------             ------
        Non-regulated
           External customers      5,773            8,973             16,222
           Intersegment            3,894           13,404             22,421
                                   ------          -------            ------
             Total non-regulated   9,667           22,377             38,643
                                   -----           ------             ------

        Eliminations for
          intersegment            (4,836)         (15,048)           (25,633)
                                  ------           ------             ------
                                   16,941          23,663             54,873
                                  ======           ======             ======

      Net Income (Loss)
         Regulated                   710            (301)              3,116
         Non-regulated                56              11                 227
                                    ----            -----              -----
           Total net income (loss)   766            (290)              3,343
                                    ==+=            =====              =====



     (4) Effective June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires intangible assets acquired in a business combination to be recognized separately from goodwill. SFAS No. 141 is expected to have no future impact on the Company's financial position or results of operations with respect to business combination transactions that have occurred prior to June 30, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 is that future good-will and intangible assets with indefinite lives will no longer be amortized beginning in 2002. Instead of amortization, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company does not have recorded goodwill or intangible assets. Accordingly, these new accounting rules will not presently have a significant impact on the Company. SFAS No. 143 addresses asset retirement obligations that result from the acquisition, construction, or normal operation of long-lived assets. It requires companies to recognize asset retirement obligations as a liability when the liability is incurred at its fair value. The Company is currently analyzing the impact of this statement, which is required to be adopted July 1, 2003.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be adopted July 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and combines the two accounting models into a single model based on the framework established in SFAS No. 121. Adoption of SFAS No. 144 will not have a significant impact on the Company.

     The American Institute of Certified Public Accountants has issued an exposure draft Statement of Position ("SOP") "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP applies to all nongovernmental entities that acquire, construct or replace tangible property, plant, and equipment ("PP&E") including lessors and lessees. A significant element of the SOP requires that entities use component accounting for PP&E to the extent future component replacement will be capitalized. At adoption, entities would have the option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The proposed effective date of the SOP is January 1, 2003. The Company is currently analyzing the impact of this proposed SOP.

     (5) On September 12, 2000, the Public Service Commission of Kentucky ("PSC") initiated an investigation of increases in wholesale natural gas prices and their impacts on customers served by Kentucky's jurisdictional natural gas distribution companies. On July 17, 2001, the PSC issued an order in this proceeding requiring an audit by an outside consultant of the gas procurement activities of Delta and four other gas distribution companies regulated by the PSC. The PSC order indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures have provided consumers with a reliable supply of natural gas at reasonable costs. The PSC noted the events of the prior year, including changes in natural gas wholesale markets, and ordered the audits to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. Delta is currently involved in this audit, which is being performed by the consultants that were selected by the PSC. The audit report is scheduled for completion in July, 2002.


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

     Capital expenditures for Delta for fiscal 2002 are expected to be $8.9 million, of which $5.3 million was expended during the six months ended December 31, 2001. Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $40 million, of which $27.8 million was borrowed at December 31, 2001. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during October, 2002. The Company intends to pursue renewal or to enter into a new agreement and seek substantially the same terms as the existing agreement. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March, 1998 when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% debentures, that would have matured in 2011, in the amount of $10 million.


     The primary cash flows during the six and twelve month periods ending December 31, 2001 and 2000 are summarized below:

                                              Six Months Ended December 31,
                                              -----------------------------
                                               2001                  2000
                                               ----                  ----
     Used in operating activities          $ (2,699,390)         $ (5,749,979)
     Used in investing activities            (5,264,483)           (3,095,579)
     Provided by financing activities         8,754,332             9,459,531
                                           --------------        -------------
       Net increase in cash
          and cash equivalents             $    790,459          $     613,973
                                           ============          =============


                                             Twelve Months Ended December 31,
                                            --------------------------------
                                                 2001                   2000
                                                 ----                   ----
     Provided by operating activities      $   5,703,161        $    5,508,609
     Used in investing activities              9,238,616)           (5,651,904)
     Provided by financing activities          3,480,048               803,154
                                           ---------------      ---------------
       Net increase (decrease) in cash
          and cash equivalents             $     (55,407)       $     659,859
                                           ==============       ===============

         RESULTS OF OPERATIONS

         Operating Revenues

     The following table sets forth certain variations in revenues for the three, six and twelve months ended December 31, 2001 with the same periods in the preceding year:


                                                        Increase (Decrease)
                                                      2001 Compared to 2000
                                                      ---------------------
                                            Three Months       Six Months        Twelve Months
                                               Ended             Ended               Ended
                                            December 31       December 31          December 31

Variations in regulated revenues
     Gas rates                               (101,000)           228,000            6,924,000
     Weather normalization adjustment         722,000            722,000             (547,000)
     Sales volumes                         (3,423,000)        (3,837,000)             820,000
     Transportation                            18,000            143,000              301,000
     Other                                    (14,000)           (19,000)               8,000
                                           ----------         ----------           ----------

       Total                               (2,798,000)        (2,763,000)           7,506,000
                                           ----------         ----------           ----------

Variations in non-regulated revenues
    Gas rates                              (1,636,000)        (1,613,000)           3,951,000
    Sales volumes                              70,000            548,000              618,000
    Other                                       3,000              4,000               (1,000)
                                            ----------         ----------           ----------
       Total                               (1,563,000)        (1,061,000)           4,568,000
                                           ----------         ----------           ----------

          Total variations in revenues     (4,361,000)        (3,824,000)          12,074,000
                                           ==========         ==========           ==========




                                               Increase (Decrease)
                                              2001 Compared to 2000

                                     Three Months   Six Months    Twelve Months
                                        Ended         Ended           Ended
                                     December 31   December 31     December 31

Variations in regulated volumes (%)

     Gas sales                            (30)          (26)             2
     Transportation                        13            20             18

Variations in non-regulated volumes (%)
     Gas sales                             (7)            4              1


     Heating degree days billed were 48%, 47% and 99% of thirty-year average ("normal") for the three, six and twelve months ended December 31, 2001, respectively, as compared with 68%, 66% and 96% for the similar periods of 2000.


Operating Expenses

     The following table sets forth certain variations in purchased gas expense for the three, six, and twelve months ended December 31, 2001 compared with the same periods in the preceding year:

                                                     Increase (Decrease)
                                                     2001 Compared to 2000

                                  Three Months      Six Months    Twelve Months
                                     Ended             Ended           Ended
                                  December 31       December 31     December 31
Variations in regulated gas expense
         Gas rates                   (414,000)         (254,000)     7,117,000
         Purchase volumes          (1,732,000)       (1,833,000)       396,000
                                   ----------        ----------      ---------
           Total                   (2,146,000)       (2,087,000)     7,513,000
                                   ----------        ----------      ---------

Variations in non-regulated
gas expense
    Gas rates                      (1,840,000)       (2,498,000)     2,242,000
    Purchase volumes                    5,000           495,000        451,000
                                   ----------        ----------     ----------
      Total                        (1,835,000)       (2,003,000)     2,693,000
                                   ----------        ----------     ----------

      Total variations in
         gas expense               (3,981,000)       (4,090,000)    10,206,000
                                   ===========        ==========     ==========



     Delta's non-regulated businesses purchased 200,000 Mcf of gas during 2001 that was not under contract to be sold and thus was subject to market price risk. This gas was marked-to-market and resulted in an increase in non-regulated gas cost of $302,000 for the three months ended December 31, 2001.

     The increase in operation and maintenance expense of $971,000 for the twelve months ended December 31, 2001 was primarily due to a $404,000 increase in bad debt expense resulting from higher gas rates and colder winter weather, and due to increased payroll and benefit costs.

     The change in income taxes for the twelve months ending December 31, 2001 of $305,000, was primarily due to changes in net income.



                                PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.
 --------------------------

     The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2001.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 ------------------------------------------------------------

     (a) The Registrant held its annual meeting of shareholders on November 15, 2001.

     (b) Donald R. Crowe, Lanny D. Greer and Billy Joe Hall were elected to Delta's Board of Directors for three-year terms expiring in 2004. Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 2002. Jane Hylton Green, Harrison D. Peet and Michael R. Whitley will continue to serve on Delta's Board of Directors until the election in 2003.

     (c) The total shares voted in the election of Directors were 2,238,717. There were no broker non-votes. The shares voted for each Nominee were:

        Donald R. Crowe            For 2,213,373        Withheld 25,344
        Lanny D. Greer             For 2,197,597        Withheld 41,125
        Billy Joe Hall             For 2,213,454        Withheld 25,263

     (d) Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

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

                                          DELTA NATURAL GAS COMPANY, INC.
                                          (Registrant)


  -----------------------------------     /s/ Glenn R. Jennings
  DATE:  February 8, 2002                 Glenn R. Jennings
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


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