Form 10-Q
period 2002-03-31
DELTA NATURAL GAS CO INC
filed 2002-05-07
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q



              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2002

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Common Shares, Par Value $1.00 Per
                           Share 2,522,750 Shares Outstanding as
                                   of March 31, 2002.



                                 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------
                DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                          Three Months Ended              Nine Months Ended                 Twelve Months Ended
                                          ------------------              -----------------                 -------------------
                                               March 31                       March 31                           March 31
                                               --------                       --------                           --------
                                       2002             2001            2002            2001            2002         2001
                                       ----             ----            ----            ----            ----         ----


OPERATING REVENUES                $  25,158,025    $  32,330,755   $ 44,997,306    $  55,994,060    $  59,773,404   $  66,495,191
                                  -------------------------------  -------------- ----------------  -------------- --------------

OPERATING EXPENSES
  Purchased gas                   $  14,213,053    $  20,762,741   $ 24,649,605    $  35,289,543    $  34,067,800   $  40,718,103
  Operation and maintenance           2,437,159        2,625,959      6,986,317        7,090,923        9,740,123       9,293,755
  Depreciation and depletion          1,028,849          944,202      3,043,436        2,883,476        4,000,410       3,884,386
  Taxes other than income taxes         379,180          354,575        991,877        1,047,977        1,366,920       1,362,867
  Income taxes                        2,255,800        2,327,425      2,122,400        2,132,375        2,222,525       2,333,100
                                  -------------------------------  -------------- ----------------  -------------- --------------

    Total operating expenses      $  20,314,041    $  27,014,902   $ 37,793,635    $  48,444,294    $  51,397,778   $  57,592,211
                                  -------------------------------  -------------- ----------------  -------------- --------------

OPERATING INCOME                  $   4,843,984    $   5,315,853   $  7,203,671    $   7,549,766    $   8,375,626   $   8,902,980

OTHER INCOME AND DEDUCTIONS, NET          5,986            9,478         18,722           29,600           20,261          53,652
                                  -------------------------------  -------------- ----------------  -------------- --------------

INCOME BEFORE INTEREST CHARGES    $   4,849,970    $   5,325,331   $  7,222,393    $   7,579,366    $   8,395,887   $   8,956,632

INTEREST CHARGES                      1,104,744        1,342,156      3,663,741        3,886,368        4,894,339       5,030,921
                                  -------------------------------  -------------- ----------------  -------------- --------------

NET INCOME                        $   3,745,226    $   3,983,175   $  3,558,652    $    3,692,998   $  3,501,548    $   3,925,711
                                  ===============================  ============== ================  ============== ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                  2,518,326        2,482,360      2,510,084         2,473,965      2,505,141        2,468,728

BASIC AND DILUTED EARNINGS PER    $        1.49    $    1.60       $      1.42     $        1.49    $       1.40    $        1.59
  COMMON SHARE
DIVIDENDS DECLARED PER COMMON SHARE $       .29    $    .285       $     .87       $       .855     $     1.155     $        1.14



                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                    CONSOLIDATED BALANCE SHEETS



                   ASSETS                      March 31, 2002       June 30, 2001      March 31, 2001
                                               --------------      -------------      --------------
                                                (unaudited)                             (unaudited)

GAS UTILITY PLANT                            $   153,747,213   $    147,792,390      $   145,234,833
  Less-Accumulated provision
    for depreciation                             (48,222,433)       (45,375,230)         (44,690,936)
                                                               -------------------   ------------------
                                             ----------------
      Net gas plant                          $   105,524,780   $    102,417,160      $   100,543,897
                                             ----------------  -------------------   ------------------

CURRENT ASSETS
  Cash and cash equivalents                  $       643,758   $        164,101      $     1,208,884
  Accounts receivable - net                        6,282,812          4,651,766            7,830,712
  Gas in storage                                   2,062,880          4,659,901              294,108
  Deferred gas costs                               4,294,604          4,444,707            7,744,242
  Materials and supplies                             471,217            593,419              444,697
  Prepayments                                      1,364,341          1,090,515              395,235
                                             ----------------  -------------------   ------------------
      Total current assets                   $    15,119,612   $     15,604,409      $    17,917,878
                                             ----------------  -------------------   ------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                 $       354,891   $        354,891      $       356,753
  Note receivable from officer                       110,000            128,000              134,000
  Prepaid pension benefit cost                     2,432,834          2,210,269            2,268,619
  Unamortized debt expense and other               3,196,986          3,464,409            3,453,150
                                             ----------------  -------------------   ------------------
      Total other assets                     $     6,094,711   $      6,157,569      $     6,212,522
                                             ----------------  -------------------   ------------------

        Total assets                         $   126,739,103   $    124,179,138      $   124,674,297
                                             ================  ===================   ==================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity                $    34,675,158   $     32,754,560      $    33,365,554
  Long-term debt                                  48,752,000         49,258,902           50,030,072
                                             ----------------  -------------------   ------------------
      Total capitalization                   $    83,427,158   $     82,013,462      $    83,395,626
                                             ----------------  -------------------   ------------------

CURRENT LIABILITIES
  Notes payable                              $    19,405,000   $     16,800,000      $    17,975,000
  Current portion of long-term debt                1,750,000          2,450,000            1,750,000
  Accounts payable                                 2,351,909          5,602,199            3,919,443
  Accrued taxes                                    2,254,511            718,376            2,555,765
  Refunds due customers                               86,446             38,320               46,756
  Customers' deposits                                541,554            418,582              543,758
  Accrued interest on debt                         1,542,144          1,178,410            1,509,304
  Accrued vacation                                   538,595            538,595              519,066
  Other accrued liabilities                          386,253            400,898              372,096
                                             ----------------  -------------------   ------------------
      Total current liabilities              $    28,856,412   $     28,145,380      $    29,191,188
                                             ----------------  -------------------   ------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                      $    13,330,057   $     12,851,457      $    10,860,786
  Investment tax credits                             427,200            449,800              477,100
  Regulatory liability                               598,900            632,725              656,900
  Advances for construction and other                 99,376             86,314               92,697
                                             ----------------  -------------------   ------------------
      Total deferred credits and other       $    14,455,533   $     14,020,296      $    12,087,483
                                             -----------------  -------------------   ------------------

      Total liabilities and
shareholders' equity                         $   126,739,103   $    124,179,138      $   124,674,297
                                             =================  ===================   ==================




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)



                                                  Nine Months Ended                          Twelve Months Ended
                                                  -----------------                          -------------------
                                                       March 31                                    March 31
                                                       --------                                    --------
                                             2002                  2001              2002             2001
                                             ----                  ----              ----             ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                           $     3,558,652      $   3,692,998     $     3,501,548   $     3,925,711
  Adjustments to reconcile net
    income to net cash from
    operating activities:
      Depreciation, depletion
       and amortization                      3,180,405          3,038,622           4,189,498         4,090,855
      Deferred income taxes and
       investment tax credits                  422,175            393,262           2,361,371         1,377,537
      Other, net                               438,967            515,671             623,387           704,283
  (Increase) decrease in other                 906,442         10,484,400)          2,192,496       (10,501,613)
assets
  Increase (decrease) in other
liabilities                                 (1,180,906)         1,711,949          (1,758,097)        1,927,627
                                       -------------------  -------------------------------------------------------
      Net cash provided by (used
        in) operating activities       $     7,325,735      $  (1,131,898)    $    11,110,203   $     1,524,400
                                       -------------------  -------------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                 $    (6,590,024)     $  (4,052,350)    $    (9,607,385)  $    (5,868,973)
                                       -------------------  -------------------------------------------------------
      Net cash used in
        investing activities           $    (6,590,024)     $  (4,052,350)    $    (9,607,385)  $    (5,868,973)
                                       -------------------  -------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock            $    (2,184,198)     $  (2,115,500)    $    (2,893,964)  $    (2,814,470)
  Issuance of common stock, net                546,144            490,638             702,020           627,208
  Repayment of long-term debt               (1,223,000)          (728,000)         (1,306,000)       (1,137,000)
  Issuance of notes payable                 27,440,000         39,960,000          39,895,000        46,205,000

  Repayment of notes payable               (24,835,000)        31,610,000)        (38,465,000)      (38,100,000)
                                       -------------------  -------------------------------------------------------
      Net cash provided by (used
in) financing activities               $      (256,054)     $   5,997,138     $   (2,067,944)   $    4,780,738

                                       -------------------  -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   $       479,657      $     812,890     $      (565,126)  $       436,165

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           164,101            395,994           1,208,884           772,719
                                       -------------------  -------------------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $       643,758      $   1,208,884     $       643,758   $     1,208,884
                                       ===================  =======================================================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                            $     3,179,137      $   3,449,126     $     4,922,326   $     3,802,480
   Income taxes (net of refunds)       $       140,166      $     395,733     $       140,166   $       691,733



                 DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          (1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") has three wholly-owned subsidiaries. Delta Resources, Inc. ("Resources") buys gas and resells it to industrial and other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated. Reclassifications have been made to certain prior year balance sheet and cash flow statement amounts to conform with current year presentation.

          (2) The accompanying information reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods. Reference should be made to Delta's Form 10-K for the year ending June 30, 2001 for additional footnote disclosures, including a summary of significant accounting policies.


          (3) External and intersegment revenues and net income by business segment are shown below, in ($000):


                             Three Months      Nine Months    Twelve Months
                            Ended March 31, Ended March 31,  Ended March 31,
                                 2002           2002               2002



     Revenues
        Regulated
          External customers      20,766           32,796          42,247
          Intersegment               832            2,372           3,098
                                  ------           ------           -----
            Total regulated       21,598           35,168          45,345
                                  ------           ------          ------
        Non-Regulated
           External customers      4,392           12,201          17,526
           Intersegment            1,888            8,380          12,440
                                   -----            -----          ------
             Total non-regulated   6,280           20,581          29,966

        Eliminations for
           intersegment           (2,720)         (10,752)        (15,538)
                                  ------           ------          ------

              Total operating
                revenues          25,158           44,997          59,773
                                  ======           ======          ======

      Net Income
        Regulated                  3,512            2,784           2,429
        Non-regulated                233              775           1,073
                                     ---              ---           -----
           Total net income        3,745            3,559           3,502
                                   =====            =====           =====



                             Three Months       Nine Months       Twelve Months
                           Ended March 31,    Ended March 31,    Ended March 31,
                                 2001               2001               2001
                                ----               ----               ----
     Revenues
       Regulated
         External customers   24,746             39,436             46,622
         Intersegment            854              2,518              3,263
                                 ---              -----              -----
          Total regulated     25,600             41,954             49,885
                              ------             ------             ------
       Non-regulated
         External customers    7,585             16,558             19,873
         Intersegment         10,143             23,547             30,773
                              ------             ------             ------
          Total non-regulated 17,728             40,105             50,646

       Eliminations for
         intersegment        (10,997)           (26,065)           (34,036)
                             -------            -------            -------
          Total operating
            revenue           32,331             55,994             66,495
                             =======            =======            =======


     Net Income
        Regulated              3,474              3,173              3,383
        Non-regulated            509                520                543
                                 ---                ---                ---
           Total net income    3,983              3,693              3,926
                               =====              =====              =====

          (4) Effective June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires intangible assets acquired in a business combination to be recognized separately from goodwill. SFAS No. 141 had no impact on the Company's financial position or results of operations with respect to business combination transactions that occurred prior to June 30, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 is that future goodwill and intangible assets with indefinite lives will no longer be amortized beginning in 2002. Instead of amortization, goodwill will be subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If the carrying amount of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company does not have recorded goodwill or intangible assets. Accordingly, these new accounting rules will not presently have a significant impact on the Company.

          SFAS No. 143 addresses asset retirement obligations that result from the acquisition, construction or normal operation of long-lived assets. It requires companies to recognize asset retirement obligations as a liability when the liability is incurred at its fair value. The Company is currently analyzing the impact of this statement, which is required to be adopted July 1, 2003.


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

          The American Institute of Certified Public Accountants has issued an exposure draft Statement of Position ("SOP") "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment". This proposed SOP applies to all nongovernmental entities that acquire, construct or replace tangible property, plant, and equipment ("PP&E") including lessors and lessees. A significant element of the SOP requires that entities use component accounting for PP&E to the extent future component replacement will be capitalized. At adoption, entities would have the option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The proposed effective date of the SOP is January 1, 2003. The Company is currently analyzing the impact of this proposed SOP.


          (5) On September 12, 2000, the Public Service Commission of Kentucky ("PSC") initiated an investigation of increases in wholesale natural gas prices and their impacts on customers served by Kentucky's jurisdictional natural gas distribution companies. On July 17, 2001, the PSC issued an order in this proceeding requiring an audit by an outside consultant of the gas procurement activities of Delta and four other gas distribution companies regulated by the PSC. The PSC order indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures have provided consumers with a reliable supply of natural gas at reasonable costs. The PSC noted the events of the prior year, including changes in natural gas wholesale markets, and ordered the audits to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. Delta is currently involved in this audit, which is being performed by the consultants that were selected by the PSC. Their audit report is scheduled for completion in July, 2002.



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.
     --------------------------------------------------------------------------

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

          Capital expenditures for Delta for fiscal 2002 are expected to be $9.9 million, of which $6.6 million was expended during the nine months ended March 31, 2002. Delta has been generating internally only a portion of the cash necessary for its capital expenditure requirements and finances the balance of its capital expenditures on an interim basis through the use of its borrowing capability under its short-term line of credit. The current available line of credit is $40 million, of which $19.4 million was borrowed at March 31, 2002. The line of credit, which is with Bank One, Kentucky, NA, requires renewal during October, 2002. The Company intends to pursue renewal or to enter into a new agreement and seek substantially the same terms as the existing agreement. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities, as was done in March 1998, when the net proceeds of $24.1 million from the sale of $25 million of debentures were used to repay short-term debt and to redeem the Company's 9% Debentures, that would have matured in 2011, in the amount of $10 million.

          The primary cash flows for the nine and twelve month periods ending March 31, 2002 and 2001 are summarized below:

                                                Nine Months Ended March 31,
                                                ---------------------------
                                               2002              2001
                                               ----              ----
      Provided by (used in) operating
        activities                       $    7,325,735     $   (1,131,898)
      Used in investing activities           (6,590,024)        (4,052,350)
      Provided by (used in) financing
         activities
                                                (256,054)         5,997,138
                                         ----------------   -----------------
      Net increase in cash and cash
        equivalents                      $       479,657    $       812,890
                                         ================   =================

                                             Twelve Months Ended March 31,
                                              -----------------------------
                                            2002                 2001
                                            ----                  ----
      Provided by operating
        activities                       $   11,110,203     $     1,524,400
      Used in investing activities           (9,607,385)         (5,868,973)
      Provided by (used in) financing
        activities                            (2,067,944)          4,780,738
                                         ----------------   ------------------
      Net increase (decrease) in
        cash and cash equivalents        $      (565,126)   $        436,165
                                         ================   ==================




     RESULTS OF OPERATIONS

         Operating Revenues

          The following table sets forth certain variations in revenues for the three, nine and twelve months ended March 31, 2002 with the same periods in the preceding year:

                                            Increase or (Decrease)
                                            2002 Compared with 2001
                                            -----------------------
                                               Three Months Ended    Nine Months Ended         Twelve Months Ended
                                              -------------------    -----------------         -------------------
                                                  March 31               March 31                   March 31
                                                  --------              --------                   --------
       Variations in regulated revenues
             Gas rates                             $  (612,000)      $   (527,000)            $ 1,893,000
             Weather normalization
               adjustment                            1,143,000          1,865,000               1,587,000
             Sales volumes                          (4,668,000)        (8,361,000)             (8,323,000)
             Transportation                            132,000            275,000                 334,000
             Other                                     (19,000)           (38,000)                (31,000)
                                                   ------------      -------------            ------------

                                                   $(4,024,000)      $ (6,786,000)            $(4,540,000)
                                                   ------------       -------------           ------------

       Variations in non-regulated revenues
             Gas rates                             $(3,438,000)      $ (5,253,000)            $(3,687,000)
             Sales volumes                             293,000          1,042,000               1,514,000
             Other                                      (4,000)                 -                  (9,000)
                                                   ------------      ------------             ------------
                                                   $(3,149,000)      $ (4,211,000)            $(2,182,000)
                                                   ------------      ------------             -----------

             Total variations in revenues
                                                   $(7,173,000)      $(10,997,000)            $(6,722,000)
                                                   ============       ===========             ===========

       Percentage variations in regulated volumes

             Gas sales                                   (18.8)             (21.2)                (17.5)
             Transportation                               14.4               17.7                  19.1


       Percentage variations in non-regulated
        gas sales volumes
                                                           8.0                8.3                  10.0



     Heating degree days billed were 101%, 78%, and 87%, of the thirty-year average ("normal") for the three, nine and twelve months ended March 31, 2002, as compared with 125%, 100% and 108% of normal for the similar periods of 2001.

    Operating Expenses

          The following table sets forth certain variations in purchased gas expense for the three, nine, and twelve months ended March 31, 2002 compared with the same periods in the preceding year:






                           Increase (Decrease)
                          2002 Compared to 2001
                 ----------------------------------
                                                         Three Months Ended     Nine Months Ended     Twelve Months Ended
                                                              March 31              March 31                March 31
       Variations in regulated gas expense

               Gas rates                                     $(1,150,000)          $ (1,422,000)          $ 1,097,000
               Purchase volumes                               (2,645,000)            (4,459,000)           (4,553,000)
                                                             -----------           ------------           -----------
                 Total                                       $(3,795,000)           $ (5,881,000)         $(3,456,000)
                                                             -----------            ------------          -----------

       Variations in non-regulated gas expense
          Gas rates                                          $(2,931,000)          $ (5,420,000)          $(4,294,000)
          Purchase volumes                                       176,000                661,000             1,100,000
                                                             -----------           ------------           -----------
            Total                                            $(2,755,000)          $ (4,759,000)          $(3,194,000)
                                                             -----------           ------------           -----------

               Total variations in gas expense               $(6,550,000)          $(10,640,000)          $(6,650,000)
                                                             ===========           ============           ===========




     Interest Charges

          The decreases in interest charges for the three, nine and twelve months ended March 31, 2002 of $237,000, $223,000 and $137,000, respectively, were primarily a result of lower interest rates, which were partially offset by higher borrowings.


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


                                        DELTA NATURAL GAS COMPANY, INC.
                                        (Registrant)

                                        -/s/Glenn R. Jennings----------------
     DATE:  May 7, 2002                 Glenn R. Jennings
                                        President and Chief Executive Officer
                                              (Duly Authorized Officer)



                                        -/s/John F. Hall---------------------
                                        John F. Hall
                                        Vice President - Finance, Secretary
                                        and Treasurer
                                            (Principal Financial Officer)



                                        -/s/John B. Brown--------------------
                                        John B. Brown
                                        Controller
                                            (Principal Accounting Officer)