Form 10-K/A
period 2002-06-30
DELTA NATURAL GAS CO INC
filed 2002-09-16
CIK 277375

September 16, 2002





Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Gentlemen:

     We transmit herewith for filing under the Securities Exchange Act of 1934, Form 10-K/A. The certification required pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 were inadvertently left out of the original filing on September 10, 2002.

                                              Sincerely,

                                              /s/John F. Hall

                                              John F. Hall
                                              Vice President - Finance,
                                              Secretary & Treasurer

                                              UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-K/A
                                    (AMENDMENT NO. 1)

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

                             Commission file number 0-8788.

                             DELTA NATURAL GAS COMPANY, INC.__________
                             -------------------------------
                 (Exact name of registrant as specified in its charter)

                ________KENTUCKY_______ ___________61-0458329_____________
                        --------                   ----------
               (State of Incorporation) (IRS Employer Identification Number)

        3617 Lexington Road, Winchester, Kentucky          40391___
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

    _______None________                         __________None________
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

EXPLANATORY NOTE:

As originally filed on September 10, 2002, the Registrant's Form 10-K inadvertently omitted certifications from the Chief Executive Officer and Chief Financial Officer respecting the financial statements. To correct that oversight, this Form 10-K/A Amendment No. 1 contains the required certifications and amends the Registrant's Exhibit List.

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

    12     -  Computation of the Consolidated Ratio of Earnings to Fixed
              Charges.

    16     -     Letter dated May 22, 2002 to the Securities and Exchange
              Commission is incorporated herein by reference as
              Exhibit 16 to Delta's Form 8-K dated May 22, 2002.

    21     -  Subsidiaries of the Registrant.

    23     -  Consent of Independent Public Accountants.

   99.1    -  Certification of the Chief Executive Officer and President
              of Delta Natural Gas Company, Inc. pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

   99.2    -  Certificate of the Principal Financial Officer of Delta
              Natural Gas Company, Inc. pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September, 2002.


                                    DELTA NATURAL GAS COMPANY, INC.

                                    By: __/s/Glenn R. Jennings_______
                                        ----------------------       -
                                        Glenn R. Jennings, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)      Principal Executive Officer:


/s/Glenn R. Jennings________     President, Chief Executive   September 16, 2002
---------------------
   (Glenn R. Jennings)           Officer and Vice Chairman
                                 of the Board

(ii)     Principal Financial Officer:


/s/John F. Hall_____________     Vice-President - Finance,    September 16, 2002
---------------
  (John F. Hall)                 Secretary and Treasurer

(iii)    Principal Accounting Officer:


/s/John B. Brown___________      Controller                   September 16, 2002
----------------
  (John B. Brown)

(iv)     A Majority of the Board of Directors:


/s/H. D. Peet_______________     Chairman of the Board        September 16, 2002
-------------
  (H. D. Peet)


/s/Donald R. Crowe__________     Director                     September 16, 2002
------------------
   (Donald R. Crowe)

/s/Jane Hylton Green_________    Director                     September 16, 2002
--------------------
  (Jane Hylton Green)


/s/Lanny D. Greer_____________   Director                     September 16, 2002
-----------------
  (Lanny D. Greer)


____________________________     Director                     September 16, 2002
  (Billy Joe Hall)


_____________________________    Director                     September 16, 2002
  (Lewis N. Melton)


/s/Arthur E. Walker, Jr._____    Director                     September 16, 2002
----------------------------
  (Arthur E. Walker, Jr.)


/s/Michael R. Whitley________    Director                     September 16, 2002
---------------------
  (Michael R. Whitley)

                              CERTIFICATION


     I, Glenn R. Jennings, President & Chief Executive Officer of Delta Natural Gas Company, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Delta Natural Gas Company, Inc. as originally filed and as amended.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



September 16, 2002


                                       /s/Glenn R. Jennings_____________
                                       --------------------
                                       Glenn R. Jennings
                                       President &  Chief Executive Officer

                                   CERTIFICATION


     I, John F. Hall, Vice President - Finance, Secretary & Treasurer of Delta Natural Gas Company, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Delta Natural Gas Company, Inc. as originally filed and as amended.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



September 16, 2002


                                       /s/John F. Hall         _____________
                                       ------------------------
                                       John F. Hall
                                       President &  Chief Executive Officer

                                                                EXHIBIT 99.1



                           DELTA NATURAL GAS COMPANY, INC.

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on September 10, 2002 and as amended on September 16, 2002 (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:   September 10, 2002

                                    /s/Glenn R. Jennings_____________
                                    --------------------
                                    Glenn R. Jennings
                                    President & Chief Executive Officer

                                                              EXHIBIT 99.2




                           DELTA NATURAL GAS COMPANY, INC.

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on September 10, 2002 and as amended on September 16, 2002 (the "Report"), I, John F. Hall, Vice President, Finance, Secretary & Treasurer of the Company, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:   September 10, 2002


                       /s/John F. Hall____________________________
                       ---------------
                       John F. Hall
                       Vice President - Finance, Secretary &  Treasurer