Form 10-Q
period 2002-09-30
DELTA NATURAL GAS CO INC
filed 2002-11-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, DC  20549

                                    FORM 10-Q


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act). YES__. NO X .


                       Common Shares, Par Value $1.00 Per Share 2,544,479 Shares
                Outstanding as of September 30, 2002.

                             PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                Three Months Ended                         Twelve Months Ended
                                                   September 30                               September 30
                                             2002                 2001                  2002                2001
                                             ----                 ----                  ----                ----


OPERATING REVENUES                      $      7,153,282      $      7,258,892        $     55,824,171    $     71,306,859
                                      --------------------------------------------  -----------------------------------------

OPERATING EXPENSES
  Purchased gas                         $      3,626,250      $      3,647,286        $     30,136,188    $     44,598,018
  Operation and maintenance                    2,444,638             2,282,667               9,847,719          10,007,653
  Depreciation and depletion                   1,042,502               977,311               4,146,135           3,834,062
  Taxes other than income taxes                  364,826               347,723               1,372,015           1,426,896
  Income taxes                                  (556,543)             (475,400)              2,168,357           2,391,275
                                      --------------------------------------------  -----------------------------------------

    Total operating expenses            $      6,921,673      $      6,779,587        $     47,670,414    $     62,257,904
                                      --------------------------------------------  -----------------------------------------

OPERATING INCOME                        $        231,609      $        479,305        $      8,153,757    $      9,048,955

OTHER INCOME AND DEDUCTIONS, NET                  11,273                 5,551                  22,739              23,502
                                      --------------------------------------------  -----------------------------------------

INCOME BEFORE INTEREST CHARGES          $        242,882      $        484,856        $      8,176,496    $      9,072,457

INTEREST CHARGES                               1,145,759             1,263,181               4,664,335           5,159,078
                                      --------------------------------------------  -----------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                  $       (902,877)     $       (778,325)       $      3,512,161    $      3,913,379

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE 3)                  (88,370)                    -                 (88,370)                  -
                                      --------------------------------------------  -----------------------------------------

NET INCOME (LOSS)                       $       (991,247)     $       (778,325)       $      3,423,791    $      3,913,379
                                      ============================================  =========================================

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE BEFORE CUMULA-
   TIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                 $      (.36)          $          (.31)        $         1.39      $         1.57

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                             (.03)                -                       (.03)               -
                                       --------------------------------------------  -----------------------------------------

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                     $          (.39)      $         (.31)         $         1.36      $         1.57
                                       ============================================  =========================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND
  DILUTED)                                      2,537,691             2,502,139               2,523,041           2,487,268

DIVIDENDS DECLARED PER COMMON SHARE     $            .295     $           .29         $           1.165    $          1.145




                     DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                         ASSETS             September 30, 2002          June 30, 2002         September 30, 2001
                                            ------------------          -------------         ------------------

GAS UTILITY PLANT                           $       158,780,385      $       156,305,063   $       150,247,189
  Less-Accumulated provision
    for depreciation                                (50,140,256)             (49,142,976)          (46,348,616)
                                                                     --------------------- -----------------------
                                            ----------------------

      Net gas plant                         $       108,640,129      $       107,162,087   $       103,898,573
                                            ----------------------   --------------------- -----------------------

CURRENT ASSETS
  Cash and cash equivalents                 $           287,667      $           225,236   $           645,947
  Accounts receivable - net                           1,781,760                2,884,025             2,024,498
  Gas in storage                                      8,662,990                5,216,772             9,986,633
  Deferred gas costs                                  4,944,273                4,076,059             6,264,749
  Materials and supplies                                545,014                  523,756               578,204
  Prepayments                                           399,222                  388,794               308,998
                                            ----------------------   --------------------- -----------------------
      Total current assets                  $        16,620,926      $        13,314,642   $        19,809,029
                                            ----------------------   --------------------- -----------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                $           344,687      $           344,687   $           354,891
  Note receivable from officer                          152,000                  158,000               122,000
  Prepaid pension benefit cost                        2,092,344                2,325,944             2,178,508
  Unamortized debt expense and other                  4,607,915                4,643,165             3,324,921
                                            ----------------------   --------------------- -----------------------
      Total other assets                    $         7,196,946      $         7,471,796   $         5,980,320
                                            ---------------------    --------------------- --------------------
        Total assets                        $       132,458,001      $       127,948,525   $       129,687,922
                                             ======================   ===================== =======================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity               $        32,748,493      $        34,182,277   $        31,489,678
  Long-term debt                                     48,547,000               48,600,000            49,151,940
                                            ----------------------   --------------------- -----------------------
      Total capitalization                  $        81,295,493      $        82,782,277   $        80,641,618
                                            ----------------------   --------------------- -----------------------

CURRENT LIABILITIES
  Notes payable                             $        26,945,000      $        19,355,000   $        25,130,000
  Current portion of long-term debt                   1,750,000                1,750,000             2,450,000
  Accounts payable                                    2,878,974                4,077,983             4,079,618
  Accrued taxes                                        (143,789)                 673,873               392,369
  Refunds due customers                                  69,658                   73,973               114,023
  Customers' deposits                                   433,663                  440,568               430,866
  Accrued interest on debt                            1,542,860                1,162,956             1,568,222
  Accrued vacation                                      558,066                  558,066               538,595
  Other accrued liabilities                             401,818                  503,178               315,628
                                            ----------------------   --------------------- -----------------------
      Total current liabilities             $        34,436,250      $        28,595,597   $        35,019,321
                                            ----------------------   --------------------- -----------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                     $        14,078,273      $        14,078,273   $        12,851,457
  Investment tax credits                                404,600                  404,600               449,800
  Regulatory liability                                  555,650                  562,025               626,350
  Additional minimum pension liability                1,461,440                1,461,440                     -
  Advances for construction and other                   226,295                   64,313                99,376
                                            ----------------------   --------------------- -----------------------
      Total deferred credits and other      $        16,726,258      $        16,570,651   $        14,026,983
                                            ----------------------   --------------------- -----------------------
           Total liabilities and
              shareholders' equity
                                            $       132,458,001      $       127,948,525   $       129,687,922
                                            ======================   ===================== =======================




                DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                       Three Months Ended                          Twelve Months Ended
                                                          September 30                                September 30
                                                   2002                 2001                 2002                    2001
                                                   ----                 ----                 ----                    ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                      $         (991,247)  $          (778,325) $         3,423,791    $         3,913,379
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities
      Cumulative effect of a
       change in accounting
       principle                                     88,370                     -               88,370                      -
      Depreciation, depletion
       and amortization                           1,082,525             1,029,639            4,311,088              4,042,141
      Deferred income taxes and
       investment tax credits                        (6,375)               (6,375)           1,110,916              2,332,458
      Other, net                                    136,731               169,100              563,526                685,551
  (Increase) decrease in assets                  (2,995,112)           (3,585,815)           1,466,218             (8,368,666)
  Increase (decrease) in
    liabilities                                  (1,705,121)           (1,442,997)            (227,468)               385,441
                                         ---------------------------------------------------------------- -----------------------
      Net cash provided by (used

        in) operating activities         $       (4,390,229)  $        (4,614,773) $        10,736,441    $         2,990,304
                                         ---------------------------------------------------------------- -----------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                   $       (2,641,803)  $        (2,627,824) $        (9,435,745)   $        (8,221,229)
                                         ---------------------------------------------------------------- -----------------------
      Net cash used in
        investing activities             $       (2,641,803)  $        (2,627,824) $        (9,435,745)   $        (8,221,229)
                                         ---------------------------------------------------------------- -----------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock              $         (748,957)  $          (725,895) $        (2,939,481)   $        (2,848,103)
  Issuance of common stock, net                     306,420               239,338              774,505                678,133
  Repayment of long-term debt                       (53,000)             (119,000)          (1,309,000)              (703,000)
  Issuance of notes payable                      11,610,000            12,940,000           35,530,000             54,815,000
  Repayment of notes payable                     (4,020,000)           (4,610,000)         (33,715,000)           (46,485,000)
                                         ---------------------------------------------------------------- -----------------------
      Net cash provided by (used
        in) financing activities         $        7,094,463   $         7,724,443  $        (1,658,976)   $         5,457,030
                                         ---------------------------------------------------------------- -----------------------

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS               $           62,431   $           481,846  $          (358,280)   $           226,105

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                225,236               164,101              645,947                419,842
                                         ---------------------------------------------------------------- -----------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $          287,667   $           645,947  $           287,667    $           645,947
                                         ================================================================ =======================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                              $          725,565   $           833,078  $         4,528,537    $         5,160,986
   Income taxes (net of refunds)         $          301,900   $            47,700  $         1,384,766    $           145,712


             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1) Delta Natural Gas Company, Inc. has three wholly-owned subsidiaries. Delta Resources, Inc. buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All of our subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2002 and 2001, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to our Annual Report on Form 10-K for the year ended June 30, 2002. Certain reclassifications have been made to prior-period amounts to conform to the 2002 presentation.

(3) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of approximately $88,000 (net of income taxes of approximately $55,000), representing the cumulative amounts of depreciation and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income (loss) before cumulative effect of a change in accounting principle for the three and twelve months ended September 30, 2002. Pro forma net income and earnings per share have not been presented for the three months ended September 30, 2001 and for the twelve months ended September 30, 2002 and 2001 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income.

(4) In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, entitled Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 was effective July 1, 2002. The impact of implementation on our financial position or results of operations was not material.

(5) In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, entitled Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial reporting and accounting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. We have not committed to any such exit or disposal plan. Accordingly, this new statement will not presently have any impact on us.

(6) The American Institute of Certified Public Accountants has issued an exposure draft Statement of Position, entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. This proposed statement will apply to all nongovernmental entities that acquire, construct or replace tangible property, plant, and equipment. A significant element of the statement requires that entities use component accounting to the extent future component replacement will be capitalized. At adoption, entities would have the option to apply component accounting retroactively for all such assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of property, plant and equipment. We are currently analyzing the impact of this proposed statement, which has a proposed effective date of January 1, 2003.

(7) In September 2002, our Board of Directors approved an amendment to our Company's Defined Benefit Retirement Plan, effective November 1, 2002. The plan amendment reduced the formula for benefits paid under the plan for future service and restricted participants from taking lump-sum distributions from the plan. Monthly pension expense is currently $71,000. After the amendment becomes effective, monthly pension expense will be $26,000.

(8) Reference is made to Part II - Item 1 relative to the status of legal proceedings.

(9) During July 2001, the Kentucky Public Service Commission required an independent audit of the gas procurement activities of Delta and four other gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impacts on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with a reliable supply of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the prior year, including changes in natural gas wholesale markets, and required the audits to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The consultants that were selected by the Kentucky Public Service Commission are currently completing this audit. We have received a draft of the consultants' report and have reviewed it and commented on it. The draft report contains procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. We cannot predict how the Kentucky Public Service Commission will interpret or act on any audit recommendations. As a result, we cannot predict the impact of this regulatory proceeding on our financial position or results of operations.

(10) External and intersegment revenues and net income (loss) by business segment are shown below:

    ($000)                               Three Months Ended  Twelve Months Ended
                                         ----- ------ -----
                                            September 30         September 30
                                            --------- --         --------- --
                                          2002       2001     2002        2001
                                          ----       ----     ----        ----
         Revenues
           Regulated
             External customers            3,466    3,535    40,303    48,901
             Intersegment                    709      723     3,036     3,265
                                             ---      ---     -----   -------
                 Total regulated           4,175    4,258    43,339    52,166
                                           -----    -----    ------   -------

           Non-regulated                   3,687    3,724    15,521    22,406
             External customers                -      996       694     5,527
                                               -      ---       ---   -------
             Intersegment                  3,687    4,720    16,215    27,933
                                           -----    -----    ------   -------
                 Total non-regulated
           Eliminations for intersegment    (709)  (1,719)   (3,730)   (8,792)
                  Total operating revenues 7,153    7,259    55,824    71,307

         Net Income (Loss)
            Regulated                     (1,114)  (1,108)    2,614     2,719
            Non-regulated                    123      330       810     1,194
                                             ---      ---       ---   -------
                  Total net income (loss)   (991)    (778)    3,424     3,913
                                            ====     ====     =====




Effective January 1, 2002, the non-regulated segment discontinued the practice of selling gas to the regulated segment. This led to a decline in intersegment revenues for the three and twelve months ending September 30, 2002.



         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES


     Because of the seasonal nature of our sales, the smallest proportion of cash generated from operations is received during the warmer months when sales volumes decrease considerably. Additionally, most construction activity takes place during the non-heating season because of more favorable weather conditions. During the warmer, non-heating months, therefore, cash needs for operations and construction are partially met through short-term borrowings.

     Our capital expenditures for fiscal 2003 are expected to be $9.8 million. The capital expenditures are being made for system extensions as well as the replacement and improvement of existing transmission, distribution, gathering and general facilities. We have been generating internally only a portion of the cash necessary for our capital expenditure requirements and thus we finance the balance of our capital expenditures on an interim basis through the use of our borrowing capability under our short-term line of credit. The current available line of credit is $40,000,000, of which $26,945,000 was borrowed at September 30, 2002. The line of credit was with Bank One, Kentucky, NA, at September 30, 2002. On October 31, 2002, we ceased this line of credit and completed a new $40,000,000 line of credit with Branch Banking and Trust Company. This new line of credit is on substantially the same terms as the former line of credit and extends through October 31, 2003. These short-term borrowings are periodically repaid with the net proceeds from the sale of long-term debt and equity securities.

On October 30, 2002, we filed a Form S-2 Registration Statement with the Securities and Exchange Commission to sell $20,000,000 of Debentures due in 2022. Once the registration statement is effective, we plan to sell the securities and receive approximately $19,270,000 of net proceeds from the sale. Of this amount, $15,409,000 of the net proceeds will be used to call our 8.30% debentures due 2026, and the remaining $3,861,000 will be used to reduce our short term notes payable.

     The primary cash flows during the three and twelve month periods ending September 30, 2002 and 2001 are summarized below:

                                           Three Months Ended September 30,
                                          2002                          2001
                                          ----                          ----
    Used in our operating
       activities                        $  (4,390,229)     $      (4,614,773)
    Used in our investing activities        (2,641,803)            (2,627,824)
    Provided by our financing
            activities
                                             7,094,463              7,724,443
                                       ------------------   -------------------
    Net increase in our cash and
       cash equivalents                  $      62,431      $         481,846
                                       ==================   ===================


     The $419,000 change in the net increase in cash and cash equivalents for the three months ended September 30, 2002, compared with the same period in the previous year, was primarily due to the decrease in cash provided by financing activities, which decrease is attributable to the net decrease in issuance of short-term notes payable.


                                               Twelve Months Ended September 30,
                                               2002                    2001
                                               ----                    ----
    Provided by our operating
       activities                             $ 10,736,441        $ 2,990,304
    Used in our investing activities            (9,435,745)        (8,221,229)
    Provided by (used in) our financing
       activities                               (1,658,976)         5,457,030
                                              -------------      --------------
    Net increase (decrease) in our cash
       and cash equivalents
                                              $   (358,280)       $    226,105
                                              ==============     =============

     The $584,000 change in the net increase (decrease) in cash and cash equivalents for the twelve months ended September 30, 2002, compared with the same period in the previous year, was due to fluctuations in cash provided by (used in) operating, investing and financing activities. The increase in cash provided by operating activities is primarily attributable to a $6,172,000 increase in net cash received from customers through the gas cost recovery mechanism and a $4,011,000 reduction in cash used for gas in storage. These increases in cash provided by operating activities were partially offset by a $1,451,000 increase in net cash paid to vendors through accounts payable and a $1,222,000 increase in cash paid for income taxes. The increase in cash used in investing activities resulted from an increase in capital expenditures. The decrease in cash provided by (used in) financing activities is primarily attributable to the $6,515,000 net decrease in short-term notes payable.


   RESULTS OF OPERATIONS

     For  meaningful  analysis  of  our  revenue  and  expense  variations,  the variation amounts and percentages presented below for regulated and non-regulated revenues and expenses include intersegment transactions. These intersegment revenues and expenses, whose variations are also disclosed in the following tables, are eliminated in the consolidated statements of income.


   Operating Revenues

     The following table sets forth certain variations in our revenues for the three and twelve months ended September 30, 2002 compared with the same periods in the preceding year:



                                                       Increase (Decrease)
                                                      2002 Compared to 2001

                                        Three months ended   Twelve months ended
                                           September 30          September 30
                                           ------------          ------------
 Variations in our regulated revenues
         Gas rates                           $  (106,000)      $ (2,127,000)
         Weather normalization adjustment            -              1,935,000
         Sales volumes                           (73,000)        (8,901,000)
         On-system transportation                 (4,000)           (74,000)
         Off-system transportation               109,000            392,000
         Other                                    (9,000)           (52,000)
                                             -----------       ------------
           Total                             $   (83,000)      $ (8,827,000)
                                             -----------       ------------

 Variations in our non-regulated
  revenues
         Gas rates                           $   269,000       $ (6,439,000)
         Sales volumes                        (1,302,000)        (5,279,000)
                                             -----------       ------------
           Total                             $(1,033,000)      $(11,718,000)
                                             -----------       ------------

              Total variations in revenues   $(1,116,000)      $(20,545,000)

 Variations in our intersegment revenues       1,010,000          5,062,000
                                             -----------       ------------

         Variations in our consolidated      $  (106,000)      $(15,483,000)
                                             ===========       ============
          revenues

 ======= ============================================= ========================

 Percentage variations in our
  regulated volumes
         Gas sales                             (2.4)                (18.9)
         On-system transportation               7.7                   3.1
         Off-system transportation             25.6                  24.0

 Percentage variations in our non-
  regulated gas sales volumes                 (27.6)                (18.9)


     Heating degree days billed were 89.0% of normal thirty year average temperatures for the twelve months ended September 30, 2002 as compared with 106.7% in 2001. A "heating degree day" is determined each day when the average of the high and low temperature is one degree less than 65 degrees Fahrenheit.

     The decreases in non-regulated revenues and intersegment revenues for the three months ended September 30, 2002 were primarily attributable to the non-regulated segment discontinuance of selling gas to the regulated segment effective January 1, 2002.

     The decrease in regulated revenues for the twelve months ended September 30, 2002, was primarily attributable to the 18.9% decrease in sales volumes and decreased gas rates. Sales volumes decreased due to warmer winter weather in 2002. Gas rates decreased due to lower gas prices net of increases from the impact of the weather normalization tariff. The decrease in non-regulated revenues for the twelve months ended September 30, 2002, was primarily attributable to decreased gas prices and the 18.9% decrease in sales volumes. Gas rates decreased due to lower gas prices, and sales volumes decreased due to the non-regulated segment discontinuance of selling gas to the regulated segment effective January 1, 2002 and the warmer winter weather in 2002.


   Operating Expenses

     The following table sets forth certain variations in our purchased gas expense for the three and twelve months ended September 30, 2002 compared with the same periods in the preceding year:

                                                  Increase (Decrease)
                                                 2002 Compared to 2001

                                      Three months ended     Twelve months ended
                                         September 30           September 30
                                         ------------           ------------
ariations in regulated gas expense
      Gas rates                            $  (163,000)            $ (2,806,000)
      Purchase volumes                         (30,000)              (5,210,000)
                                           ------------            ------------
        Total                              $  (193,000)            $ (8,016,000)
                                           ------------            ------------


ariations in non-regulated gas expense
      Gas rates                            $   125,000             $ (5,330,000)
      Purchase volumes                        (963,000)              (6,178,000)
                                           -----------             ------------
        Total                              $  (838,000)            $(11,508,000)
                                           -----------             ------------

           Total variations in gas expense $(1,031,000)            $(19,524,000)

ariations in intersegment gas expense        1,010,000                5,062,000
                                           -----------             ------------

        Variations in consolidated gas
           expense                         $   (21,000)            $(14,462,000)
                                           ===========             ============

     The decreases in non-regulated gas expense and intersegment gas expenses for the three months ended September 30, 2002 were primarily attributable to the non-regulated segment discontinuance of selling gas to the regulated segment effective January 1, 2002.

     The decrease in regulated gas expense for the twelve months ended September 30, 2002, was primarily attributable to the 18.9% decrease in sales volumes and an 11.9% decrease in the cost of gas purchased for retail sales. The decrease in non-regulated gas expense for the twelve months ended September 30, 2002, was primarily attributable to the 18.9% decrease in sales volumes and a 32.1% decrease in the cost of gas purchased for retail sales.

     The decreases in income taxes for the three and twelve months ending September 30, 2002 of $75,000 and $217,000, respectively, were primarily due to decreases in net income.

     The decreases in interest charges for the three and twelve moths ending September 30, 2002 of $117,000 and $495,000, respectively, were primarily due to lower interest rates on the short-term notes payable.


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   ------------------------------------------------------------------

     We serve our regulated customers using a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery, while the price of a forward purchase is fixed months prior to the delivery of the gas. Some of our gas purchases are injected into gas storage facilities in the non-heating months and withdrawn from storage for delivery to customers during the heating season. We have minimal price risk resulting from these gas purchase and storage arrangements because these gas costs are passed on to our regulated customers through the gas cost recovery rate mechanism.

     Our non-regulated subsidiaries actively pursue gas sales opportunities for customers within and outside our service area. At the time we make a sales commitment to one of these customers, we attempt to cover this position immediately with gas purchase commitments matched to the terms of the related sales contract. Our non-regulated subsidiaries attempt to minimize their exposure to price volatility by predetermining the gross profit on their sales at the time of each sales commitment.

     None of our gas contracts is accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under SFAS No. 133, "Accounting for Derivatives".

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on the notes payable is benchmarked to the monthly London Interbank Offered Rate.


   ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Glenn R. Jennings, our President and Chief Executive Officer, and John F. Hall, our Vice President-Finance, Secretary and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Jennings and Mr. Hall concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION

     Effective October 31, 2002, we changed a $40,000,000 line of revolving credit bank loan from Bank One to Branch Banking and Trust Company. The interest rate on the new line of credit will be 100 basis points plus the one month London Interbank Offered Rate, and it also includes 30 basis points for any unused amount. The unsecured note is similar to the note Delta had with Bank One. The new line of credit will extend through October 31, 2003.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         -----------------------------------------

(a) Exhibits.

     10(a)Promissory note in the original principal amount of $40,000,000 made by Registrant to the order of Branch Banking and Trust Company.

     99.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

     99.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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


                                    DELTA NATURAL GAS COMPANY, INC.
                                   (Registrant)

                                      /s/Glenn R. Jennings
DATE:  November 12, 2002                 Glenn R. Jennings
                                         President and Chief
                                         Executive Officer
                                       (Duly Authorized Officer)


                                      /s/John F. Hall
                                         John F. Hall
                                         Vice President - Finance, Secretary
                                         and Treasurer
                                        (Principal Financial Officer)


                                      /s/John B. Brown
                                      ------------------------------
                                         John B. Brown
                                         Controller
                                        (Principal Accounting Officer)

                       CERTIFICATIONS


         I, Glenn R. Jennings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta Natural Gas Company, Inc., the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                         /s/Glenn R. Jennings
                                         ----------------------------------
                                            Glenn R. Jennings
                                            President & Chief Executive Officer


         Date:  November 12, 2002

                                    CERTIFICATIONS


         I, John F. Hall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta Natural Gas Company, Inc., the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                    /s/John F. Hall
                                    -----------------------------
                                       John F. Hall
                                       Vice President - Finance,
                                       Secretary & Treasurer



         Date:  November 12, 2002

                                                                   Exhibit 10(a)

                                      BB&T
                                 LOAN AGREEMENT

Delta Natural Gas Company, Inc.                  Account Number 9580219605
                             ----------------------

This Loan Agreement (the "Agreement") is made this 31st day of October, 2002 by and between BRANCH BANKING AND TRUST COMPANY, a North Carolina banking corporation ("Bank"), and:

Delta Natural Gas Company, Inc., a Kentucky corporation ("Borrower"), having its chief executive office at Winchester, Kentucky.

The Borrower has applied to Bank for and the Bank has agreed to make, subject to the terms of this Agreement, the following loan(s) (hereinafter referred to, singularly or collectively, if more than one, as "Loan"):

Line of Credit ("Line of Credit" or "Line") in the maximum principal amount not to exceed $40,000,000 at any one time outstanding for the purpose of Working Capital which shall be evidenced by the Borrower's Promissory Note dated on or after the date hereof which shall mature October 31, 2003, when the entire unpaid principal balance then outstanding plus accrued interest thereon shall be paid in full. Prior to maturity or the occurrence of any Event of Default hereunder and subject to any Borrowing Base limitations, as applicable, the Borrower may borrow, repay, and reborrow under the Line of Credit through maturity. The Line of Credit shall bear interest at the rate set forth in any such Note evidencing all or any portion of the Line of Credit, the terms of which are incorporated herein by reference.

Section 1 Conditions Precedent

The Bank shall not be obligated to make any disbursement of Loan proceeds until all of the following conditions have been satisfied by proper evidence, execution, and/or delivery to the Bank of the following items in addition to this Agreement, all in form and substance satisfactory to the Bank and the Bank's counsel in their sole discretion:

Note(s):  The Note(s) evidencing the Loans(s) duly executed by the Borrower.

Corporate Resolution: A Corporate Resolution duly adopted by the Board of Directors of the Borrower authorizing the execution, delivery, and performance of the Loan Documents on or in a form provided by or acceptable to Bank.

Articles of Incorporation: A copy of the Articles of Incorporation and all other charter documents of the Borrower, all filed with and certified by the Secretary of State of the State of the Borrower's incorporation.

By-Laws: A copy of the By-Laws of the Borrower, certified by the Secretary of the Borrower as to their completeness and accuracy.

Certificate of Incumbency: A certificate of the Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign the Loan Documents.

Certificate of Existence: A certification of the Secretary of State (or other government authority) of the State of the Borrower's Incorporation or
Organization as to the existence or good standing of the Borrower and its charter documents on file.

Opinion of Counsel: An opinion of counsel for the Borrower satisfactory to the Bank and the Bank's counsel.

Additional Documents: Receipt by the Bank of other approvals, opinions, or documents as the Bank may reasonably request.

Section 2 Representations and Warranties

The Borrower represents and warrants to Bank that:

2.01. Financial Statements. The balance sheet of the Borrower and its subsidiaries, if any, and the related Statements of Income and Retained Earnings of the Borrower and its subsidiaries, the accompanying footnotes together with the accountant's opinion thereon, and all other financial information previously furnished to the Bank, are in all material respects true and correct and fairly reflect the financial condition of the Borrower and its subsidiaries as of the dates thereof, including all contingent liabilities of every type required under Generally Accepted Accounting Principles (GAAP) to be included thereunder, and the financial condition of the Borrower and its subsidiaries as stated therein has not changed materially and adversely since the date thereof.

2.02. Name, Capacity and Standing. The Borrower's exact legal name is correctly stated in the initial paragraph of the Agreement. The Borrower warrants and represents that it is duly organized and validly existing under the laws of its respective state of incorporation or organization; that it and/or its subsidiaries, if any, are duly qualified and in good standing in every other state in which the nature of their business shall require such qualification, and are each duly authorized by their board of directors to enter into the Agreement.

2.03. No Violation of Other Agreements. The execution of the Loan Documents, and the performance by the Borrower thereunder will not violate any material provision, as applicable, of its articles of incorporation, by-laws, articles of organization, operating agreement, agreement of partnership, limited partnership or limited liability partnership, or, of any law, other agreement, indenture, note, or other instrument binding upon the Borrower, or give cause for the acceleration of any of the respective obligations of the Borrower.

2.04. Authority. All authority from and approval by any federal, state, or local governmental body, commission or agency necessary to the making, validity, or enforceability of this Agreement and the other Loan Documents has been obtained.

2.05. Asset Ownership. The Borrower has good and marketable title to all of the properties and assets reflected on the balance sheets and financial statements furnished to the Bank, and all such properties and assets are free and clear of mortgages, deeds of trust, pledges, liens, and all other encumbrances except as otherwise disclosed by such financial statements.

2.06. Discharge of Liens and Taxes. The Borrower and its subsidiaries, if any, have filed, paid, and/or discharged all taxes or other claims which may become a lien on any of their respective properties or assets, excepting to the extent that such items are being appropriately contested in good faith and for which an adequate reserve (in an amount acceptable to Bank) for the payment thereof is being maintained.

2.07. Regulation U. None of the Loan proceeds shall be used directly or indirectly for the purpose of purchasing or carrying any margin stock in violation of the provisions of Regulation U of the Board of Governors of the Federal Reserve System.

2.08. ERISA. Each employee benefit plan, as defined by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), maintained by the Borrower or by any subsidiary of the Borrower meets in all material respects, as of the date hereof, the minimum funding standards of Section 302 of ERISA, all applicable requirements of ERISA and of the Internal Revenue Code of 1986, as amended, and no "Reportable Event" nor "Prohibited Transaction" (as defined by ERISA) has occurred with respect to any such plan.

2.09. Litigation. There is no claim, action, suit or proceeding pending, (to the knowledge of Borrower) threatened or reasonably anticipated before any court, commission, administrative agency, whether State or Federal, or arbitration which will materially adversely affect the financial condition, operations, properties, or business of the Borrower or its subsidiaries, if any, or the ability of the Borrower to perform its obligations under the Loan Documents.

2.10. Other Agreements. The representations and warranties made by Borrower to Bank in the other Loan Documents are true and correct in all material respects on the date hereof.

2.11. Binding and Enforceable. The Loan Documents, when executed, shall constitute valid and binding obligations of the Borrower, the execution of such Loan Documents has been duly authorized by the parties thereto, and are enforceable in accordance with their terms, except as may be limited by bankruptcy, insolvency, moratorium, or similar laws affecting creditors' rights generally and by general equitable principles.

2.12. Commercial Purpose. The Loan(s) are not "consumer transactions", as defined in the Kentucky Uniform Commercial Code.


Section 3 Affirmative Covenants

The Borrower covenants and agrees that from the date hereof and until payment in full of all indebtedness and performance of all obligations owed under the Loan Documents, Borrower shall:

3.01. Maintain Existence and Current Legal Form of Business. (a) Maintain its existence and good standing in the state of its incorporation or organization,
(b) maintain its current legal form of business indicated above, and, (c), as applicable, qualify and remain qualified as a foreign corporation, general partnership, limited partnership, limited liability partnership or limited liability company in each jurisdiction in which such qualification is required.

3.02. Maintain Records. Keep adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied, reflecting all financial transactions of the Borrower.

3.03. Maintain Properties. Maintain, keep, and preserve all of its properties (tangible and intangible) including the collateral necessary or useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted.

3.04. Conduct of Business. Continue to engage in a business of the same general type as now conducted.

3.05. Maintain Insurance. Maintain insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks as are usually carried by companies engaged in the same or a similar business, and business interruption insurance if required by Bank, which insurance may provide for reasonable deductible(s).

3.06. Comply With Laws. Comply in all material respects with all applicable laws, rules, regulations, and orders including, without limitation, paying before the delinquency of all taxes, assessments, and governmental charges imposed upon it or upon its property, and all environmental laws.

3.07. Right of Inspection. Permit the officers and authorized agents of the Bank, at any reasonable time or times in the Bank's sole discretion, to examine and make copies of the records and books of account of, to visit the properties of the Borrower, and to discuss such matters with any officers, directors, managers, members or partners, limited or general of the Borrower, and the Borrower's independent accountant as the Bank deems necessary and proper.

3.08. Reporting Requirements. Furnish to the Bank:

Quarterly Financial Statements: As soon as available and not more than forty five (45) days after the end of each quarter, balance sheets, statements of income, cash flow, and retained earnings for the period ended and a statement of changes in the financial position, all in reasonable detail, and all prepared in accordance with GAAP consistently applied and certified as true and correct by an officer of the Borrower, as appropriate.

Annual Financial Statements: As soon as available and not more than one hundred twenty (120) days after the end of each fiscal year, balance sheets, statements of income, and retained earnings for the period ended and a statement of changes in the financial position, all in reasonable detail, and all prepared in accordance with GAAP consistently applied. The financial statements must be of the following quality or better: Audited.

Notice of Litigation: Promptly after the receipt by the Borrower of notice or complaint of any action, suit, and proceeding before any court or administrative agency of any type which, if determined adversely, could have a material adverse effect on the financial condition, properties, or operations of the Borrower.

Notice of Default: Promptly upon discovery or knowledge thereof, notice of the existence of any event of default under this Agreement or any other Loan Documents.

Other Information: Such other information as the Bank may from time to time reasonably request.

3.09.   Deposit   Accounts.   Maintain   substantially   all   of   its   demand
deposit/operating accounts with the Bank.

3.10. Senior Management: No change in senior management shall occur that is unacceptable to the Bank.

Section 4 Events of Default

The following shall be "Events of Default" by Borrower:

4.01. The failure to make prompt payment of any installment of principal or interest on any of the Note(s) in accordance with the terms and conditions of the Note(s).

4.02. Should any representation or warranty made in the Loan Documents prove to be false or misleading in any material respect.

4.03 Should any report, certificate, financial statement, or other document furnished prior to the execution of or pursuant to the terms of this Agreement prove to be false or misleading in any material respect.

4.04. Should the Borrower default on the performance of any other obligation of indebtedness to the Bank or to any third party when due or in the performance of any obligation incurred in connection with money borrowed, and the default remains uncured for a period of ten (10) days after notice from Bank to Borrower.

4.05. Should the Borrower breach any material covenant, condition, or agreement made under any of the Loan Documents, and the breach remains uncured for a period of ten (10) days after notice from Bank to Borrower.

4.06. Should a custodian be appointed for or take possession of any or all of the assets of the Borrower, or should the Borrower either voluntarily or involuntarily become subject to any insolvency proceeding, including becoming a debtor under the United States Bankruptcy Code, any proceeding to dissolve the Borrower, any proceeding to have a receiver appointed, or should the Borrower make an assignment for the benefit of creditors, or should there be an attachment, execution, or other judicial seizure of all or any portion of the Borrower's assets, including an action or proceeding to seize any funds on deposit with the Bank, and such seizure is not discharged within 30 days.

4.07. Should final judgment for the payment of money be rendered against the Borrower in excess of $100,000 which is not covered by insurance and shall remain undischarged for a period of 30 days unless such judgment or execution thereon be effectively stayed.

4.08. Upon the death of, or termination of existence of, or dissolution of, any Borrower.

4.09. Should the Bank in good faith deem itself, its liens and security interests, if any, or any debt thereunder unsafe or insecure, or should the Bank believe in good faith that the prospect of payment of any debt or other performance by the Borrower is impaired.

Section 5 Remedies Upon Default

Upon the occurrence of any of the above listed Events of Default, the Bank may at any time thereafter, at its option, take any or all of the following actions, at the same or at different times:

5.01. Declare the balance(s) of the Note(s) to be immediately due and payable, both as to principal and interest, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived by Borrower, and such balance(s) shall accrue interest at the Default Rate as provided herein until paid in full;

5.02. Require the Borrower to pledge collateral to the Bank from the Borrower's assets and properties, the acceptability and sufficiency of such collateral to be determined in the Bank's sole discretion;

5.03. Take immediate possession of and foreclose upon any or all collateral which may be granted to the Bank as security for the indebtedness and obligations of Borrower under the Loan Documents;

5.04. Exercise any and all other rights and remedies available to the Bank under the terms of the Loan Documents and applicable law, including the Kentucky Uniform Commercial Code; and

5.05. Any obligation of the Bank to advance funds to the Borrower or any other Person under the terms of the Note(s) and all other obligations, if any, of the Bank under the Loan Documents shall immediately cease and terminate unless and until Bank shall reinstate such obligation in writing.

Section 6  Negative Covenants.

The Borrower covenants and agrees that from the date hereof and until payment in full of all indebtedness and performance of all obligations owed under the Loan Documents, Borrower shall not:

6.01 Disposition of Assets. Sell, assign, lease, convey or transfer or otherwise dispose of a material portion of its assets other than in the ordinary course of its business.

6.02 Consolidations and Mergers. Merge, consolidate with or into any other entity or otherwise dispose of substantially all of its assets.

6.03 Issuance of Stock. Issue any of its stock to the public or in an exempt transaction whereby such issuances in the aggregate exceed thirty-five percent (35%) of the Borrower's currently authorized and outstanding shares of common stock.

6.04 Accumulation of Stock. Have any person or entity or a group of affiliated persons or entities, hold more than twenty percent (20%) of the then outstanding shares of Borrower common stock

Section 7 Miscellaneous Provisions

7.01. Definitions.

"Default Rate" shall mean a rate of interest equal to Bank's Prime Rate plus five percent (5%) per annum (not to exceed the legal maximum rate) from and after the date of an Event of Default hereunder which shall apply, in the Bank's sole discretion, to all sums owing, including principal and interest, on such date.

"Loan Documents" shall mean this Agreement including any schedule attached hereto, the Note(s), and all other documents, certificates, and instruments executed in connection therewith, and all renewals, extensions, modifications, substitutions, and replacements thereto and therefore.

"Person" shall mean an individual, partnership, corporation, trust, unincorporated organization, limited liability company, limited liability partnership, association, joint venture, or a government agency or political subdivision thereof.

"GAAP" shall mean generally accepted accounting principles as established by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants, as amended and supplemented from time to time.

"Prime Rate" shall mean the rate of interest per annum announced by the Bank from time to time and adopted as its Prime Rate, which is one of several rate indexes employed by the Bank when extending credit, and may not necessarily be the Bank's lowest lending rate.

"Committed Line Amount" shall mean the amount of Forty Million Dollars ($40,000,000) or in the event the Borrower exercises its option to reduce the amount of the line under Section 7.16 hereof, it shall be the amount of Forty Million Dollars ($40,000,000) less the reduction amount.

"Term" shall mean a period of time commencing on the execution of this Agreement and continuing through October 31, 2003 unless earlier terminated or extended in accordance with the terms and conditions hereof.

7.02.Non-impairment. If any one or more provisions contained in the Loan Documents shall be held invalid, illegal, or unenforceable in any respect, the validity, legality, and enforceability of the remaining provisions contained therein shall not in any way be affected or impaired thereby and shall otherwise remain in full force and effect.

7.03.Applicable Law. The Loan Documents shall be construed in accordance with and governed by the laws of the Commonwealth of Kentucky without reference to its principles of conflicts of law or choice of law.

7.04.Waiver. Neither the failure or any delay on the part of the Bank in exercising any right, power or privilege granted in the Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise of any other right, power, or privilege which may be provided by law.

7.05.Modification. No modification, amendment, or waiver of any provision of any of the Loan Documents shall be effective unless in writing and signed by the Borrower and Bank.

7.06.Stamps and Fees. The Borrower shall pay all federal or state stamps, taxes, or other fees or charges, if any are payable or are determined to be payable by reason of the execution, delivery, or issuance of the Loan Documents or any security granted to the Bank; and the Borrower agrees to indemnify and hold harmless the Bank against any and all liability in respect thereof.

7.07.Attorneys' Fees. In the event the Borrower shall default in any of its obligations hereunder and the Bank believes it necessary to employ an attorney to assist in the enforcement or collection of the indebtedness of the Borrower to the Bank, to enforce the terms and provisions of the Loan Documents, to modify the Loan Documents, or in the event the Bank voluntarily or otherwise should become a party to any suit or legal proceeding (including a proceeding conducted under the Bankruptcy Code), the Borrower agrees to pay the reasonable attorneys' fees of the Bank and all related costs of collection or enforcement that may be incurred by the Bank. The Borrower shall be liable for such attorneys' fees and costs whether or not any suit or proceeding is actually commenced.

7.08.Right of Offset. Any indebtedness owing from Bank to Borrower may be set off and applied by Bank on any indebtedness or liability of Borrower to Bank, at any time and from time to time after maturity, whether by acceleration or otherwise, and without demand or notice to Borrower. Bank may sell participations in or make assignments of any Loan made under this Agreement, and Borrower agrees that any such participant or assignee shall have the same right of setoff as is granted to the Bank herein.

7.09.Modification and Renewal Fees. Bank may, at its option, charge any fees for modification, renewal, extension, or amendment of any terms of the Note(s) not prohibited by Kentucky law, and as otherwise permitted by law if Borrower is located in another state.

7.10. Conflicting Provisions. If provisions of this Agreement shall conflict with any terms or provisions of any of the Note(s), the provisions of such Note(s) shall take priority over any provisions in this Agreement.

7.11. Notices. Any notice permitted or required by the provisions of this Agreement shall be deemed to have been given when delivered in writing to the City Executive or any Vice President of the Bank at its offices in Winchester, Kentucky, and to the Chief Financial Officer of the Borrower at its offices in Winchester, Kentucky, when sent by certified mail and return receipt requested.

7.12. Consent to Jurisdiction. Borrower hereby irrevocably agrees that any legal action or proceeding arising out of or relating to this Agreement may be instituted in any Kentucky state court or federal court sitting in the state of Kentucky, or in such other appropriate court and venue as Bank may choose in its sole discretion. Borrower consents to the jurisdiction of such courts and waives any objection relating to the basis for personal or in rem jurisdiction or to venue which Borrower may now or hereafter have in any such legal action or proceedings.

7.13. Counterparts. This Agreement may be executed by one or more parties on any number of separate counterparts and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

7.14. Fees. Payment quarterly of an unused availability fee equal to three tenths of one percent (0.30%) of the unused availability of the Line of credit. Unused availability is calculated by subtracting the average outstanding principal balance for the previous ninety (90) days from the Committed Line Amount. In addition, Borrower shall pay all attorneys' and related legal fees and other costs, if any, incurred by Bank in connection with the making, documenting and closing of the Line.

7.15.Advances and Repayment. Funds shall be advanced under the Line at the request of an authorized officer of the Borrower, which shall be made in writing in a form acceptable to the Bank. Prior to maturity or an Event of Default hereunder, Borrower may borrow, repay, and re-borrow under the Loan.

7.16.Option to Reduce Amount Available. At the Borrower's option, the Borrower has a one-time option to reduce the amount of the "Line" offered hereunder at any time during the Term. Written notice of such exercise, including the amount of such reduction, shall be delivered by the Borrower to the Bank.
Notwithstanding the provisions afforded under the paragraph Advances and Repayment above, the Committed Line Amount will be reduced by the amount of the reduction, thereby amending the Committed Line Amount available to the Borrower for the remaining Term. At no time shall the Committed Line Amount fall below $30 million. Exercising this Option will reduce the unused availability fee on that portion of the Line no longer available to the Borrower, effective with the date the Borrower's written notice, if any, is received by the Bank.

7.17.Indemnification by Borrower. Except for claims, damages, liabilities and expenses arising from Bank's gross negligence or misconduct, Borrower agrees to indemnify and hold harmless Bank from and against any and all claims, damages, liabilities and expenses which may be incurred by or asserted against Bank in connection with any proceeding arising out of this commitment or Borrower's use of the proceeds of the Line.

7.18.Entire Agreement. The Loan Documents embody the entire agreement between Borrower and Bank with respect to the Loans, and there are no oral or parol agreements existing between Bank and Borrower with respect to the Loans which are not expressly set forth in the Loan Documents.



IN WITNESS WHEREOF, the Bank and Borrower have caused this Agreement to be duly executed under seal all as of the date first above written.

                                    Borrower:

                                     Delta Natural Gas Company, Inc.
                                  ----------------------------------------
                                           Name of Corporation

Attest:                                    By:
           ---------------------------    ------------------------------------
                                                        Glenn R. Jennings
Title:       Chief Financial Officer          Title:    President
           ---------------------------    ------------------------------------

                                            Branch Banking and Trust Company

Attest:                                     By:
           ----------------------------    -----------------------------------
                                                         William W. James
Title:                                         Title:    City Executive and
                                                         Senior Vice President

         EXHIBIT 99.1




                                  CERTIFICATE PURSUANT TO
                                  18 U.S.C. SECTION 1350,
                                  AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                      /s/Glenn R. Jennings
                                         Glenn R. Jennings
                                         President & Chief Executive Officer


         November 12, 2002

         EXHIBIT 99.2




                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                             /s/John F. Hall
                            -----------------------------------
                              John F. Hall
                              Vice-President - Finance,
                              Secretary & Treasurer



   November 12, 2002