Form 10-Q
period 2002-12-31
DELTA NATURAL GAS CO INC
filed 2003-02-14
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         -----

         For the quarterly period ended December 31, 2002.


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

                      YES    X    .             NO         .
                         ---------                ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES _______. NO X .
                                   --------    ---

                    Common Shares, Par Value $1.00 Per Share
              2,551,337 Shares Outstanding as of December 31, 2002.


                              PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                             December 31,                    December 31,                   December 31,
                                         2002           2001            2002          2001             2002             2001
                                         ----           ----            ----          ----             ----            ----


OPERATING REVENUES                 $   15,501,819   $ 12,580,389   $ 22,655,101   $ 19,839,281     $  58,745,599   $  66,946,131
                                  ---------------- ------------- ---------------- --------------- --------------- ---------------

OPERATING EXPENSES
  Purchased gas                    $    9,136,048   $  6,789,266   $ 12,762,298   $ 10,436,552     $  32,482,970   $  40,617,488
  Operation and maintenance             2,681,083      2,266,491       5,125,721      4,549,158       10,262,310       9,928,922
  Depreciation and depletion            1,060,963      1,037,276       2,103,465      2,014,587        4,169,822       3,915,763
  Taxes other than income taxes           357,682        264,974         722,508        612,697        1,464,724       1,342,314
  Income tax expense (benefit)            415,100        342,000        (141,443)      (133,400)       2,241,457       2,294,150
                                  ---------------- ------------- ---------------- --------------- --------------- ---------------

    Total operating expenses       $   13,650,876   $ 10,700,007   $  20,572,549  $  17,479,594    $  50,621,283   $  58,098,637
                                  ---------------- ------------- ---------------- --------------- --------------- ---------------

OPERATING INCOME                   $    1,850,943   $  1,880,382   $   2,082,552      2,359,687    $   8,124,316   $   8,847,494

OTHER INCOME AND DEDUCTIONS, NET           11,420          7,185          22,693         12,736           26,976          23,754

INTEREST CHARGES                        1,169,598      1,295,816       2,315,357      2,558,997        4,538,117       5,131,750
                                  ---------------- ------------- ---------------- --------------- --------------- ---------------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE             $      692,765   $    591,751   $   (210,112)  $   (186,574)    $   3,613,175   $   3,739,498

CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE
  (NOTE 3)                                      -              -        (88,370)             -           (88,370)              -
                                  ---------------- ------------- ---------------- --------------- --------------- ---------------

NET INCOME (LOSS)                  $      692,765   $    591,751   $   (298,482)  $   (186,574)    $   3,524,805   $   3,739,498
                                  ================ ============= ================ =============== =============== ===============



                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Three Months Ended               Six Months Ended             Twelve Months Ended
                                               December 31,                   December 31,                     December 31,
                                        2002                  2001      2002            2001           2002                2001
                                        ----                  ----      ----            ----           ----                ----
BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                          $      .27     $       .24  $      (.09)     $      (.07)    $       1.42      $    1.50

CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                       -       -               (.03)               -             (.03)          -
                                    -------------- ------------- ---------------  -------------- ----------------- -------------

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE            $      .27     $       .24  $      (.12)     $      (.07)    $       1.39      $   1.50
                                    ============== ============= ===============  ============== ================= =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

  (BASIC AND DILUTED)                   2,546,886      2,510,710    2,541,975         2,506,205       2,531,974       2,496,255

DIVIDENDS DECLARED PER
  COMMON SHARE                       $      .295     $       .29  $       .59      $       .58     $       1.17      $     1.15





                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)

                    ASSETS                   December 31, 2002       June 30, 2002       December 31, 2001
                                             -----------------       -------------       -----------------

  GAS UTILITY PLANT                          $    159,950,436      $    156,305,063     $    152,631,278
    Less-Accumulated provision
      for depreciation                            (50,476,406)          (49,142,976)         (47,252,928)
                                                                   -------------------- ------------------
                                             -------------------
        Net gas plant                        $    109,474,030      $    107,162,087     $    105,378,350
                                             -------------------   -------------------- ------------------

  CURRENT ASSETS
    Cash and cash equivalents                $        419,110      $        225,236     $        954,560
    Accounts receivable - net                       4,818,559             2,884,025            2,730,761
    Gas in storage                                  7,381,120             5,216,772            8,141,071
    Deferred gas costs                              6,706,204             4,076,059            7,064,205
    Materials and supplies                            462,736               523,756              373,237
    Prepayments                                       192,222               388,794              184,334
                                             -------------------   -------------------- ------------------
        Total current assets                 $     19,979,951      $     13,314,642     $     19,448,168
                                             -------------------   -------------------- ------------------

  OTHER ASSETS
    Cash surrender value of
      officers' life insurance               $        344,687      $        344,687     $        354,891
    Note receivable from officer                      146,000               158,000              116,000
    Prepaid pension benefit cost                    1,924,344             2,325,944            2,071,618
    Unamortized debt expense and other              4,584,740             4,643,165            3,260,583
                                             -------------------   -------------------- ------------------
        Total other assets                   $      6,999,771      $      7,471,796     $      5,803,092
                                             -------------------   -------------------- ------------------

          Total assets                       $    136,453,752      $    127,948,525     $    130,629,610
                                             ===================   ==================== ==================

      LIABILITIES AND SHAREHOLDERS' EQUITY

  CAPITALIZATION
    Common shareholders' equity               $     32,835,349      $     34,182,277     $     31,512,318
    Long-term debt                                  48,161,000            48,600,000           48,830,000
                                              -------------------   -------------------- ------------------
           Total capitalization               $     80,996,349      $     82,782,277     $     80,342,318
                                              -------------------   -------------------- ------------------

  CURRENT LIABILITIES
    Notes payable                             $     29,037,841      $     19,355,000     $     27,755,000
    Current portion of long-term debt                1,750,000             1,750,000            1,750,000
    Accounts payable                                 4,773,183             4,077,983            3,539,356
    Accrued taxes                                      (97,857)              673,873                  776
    Refunds due customers                               49,442                73,973              103,406
    Customers' deposits                                566,968               440,568              551,687
    Accrued interest on debt                         1,174,729             1,162,956            1,235,706
    Accrued vacation                                   558,066               558,066              538,595
    Other accrued liabilities                          441,337               503,178              350,858
                                              -------------------   -------------------- ------------------
        Total current liabilities             $     38,253,709      $     28,595,597     $     35,825,384
                                              -------------------   -------------------- ------------------

  DEFERRED CREDITS AND OTHER
    Deferred income taxes                     $     14,589,173      $     14,078,273     $     13,330,057
    Investment tax credits                             384,600               404,600              427,200
    Regulatory liability                               536,275               562,025              605,275
    Additional minimum pension liability             1,461,440             1,461,440                    -
    Advances for construction and other                232,206                64,313               99,376
                                              -------------------   -------------------- ------------------
        Total deferred credits and other      $     17,203,694      $     16,570,651     $     14,461,908
                                              -------------------   -------------------- ------------------

        Total liabilities and
          shareholders' equity                $    136,453,752      $    127,948,525     $    130,629,610
                                              ===================   ==================== ==================



                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                             Six Months Ended             Twelve Months Ended
                                                               December 31,                   December 31,
                                                       2002               2001           2002             2001

                                                      ----               ----           ----             ----
       CASH FLOWS FROM OPERATING
        ACTIVITIES
         Net income (loss)                     $      (298,482)   $     (186,574) $    3,524,805  $     3,739,498
         Adjustments to reconcile net
           income (loss) to net cash
           from operating activities
             Cumulative effect of a
               change in accounting
               principle                                88,370                --          88,370               --
             Depreciation, depletion
               and amortization                      2,183,099         2,111,265       4,330,036        4,116,477
             Deferred income taxes and
               investment tax credits                  465,150           428,550       1,147,516        2,361,371
             Other, net                                310,230           288,706         617,419          627,540
         (Increase) in other assets                 (6,047,973)       (2,779,403)       (931,616)        (629,471)
         Increase(decrease) in other
       liabilities                                      25,408        (2,561,934)      1,160,558       (4,512,254)
                                               -----------------  -------------------------------------------------
            Net cash provided by (used in)
                 operating activities

                                               $    (3,274,198)       (2,699,390) $    9,937,088  $     5,703,161
                                               -----------------  -------------------------------------------------

       CASH FLOWS FROM INVESTING
        ACTIVITIES
         Capital expenditures                  $    (4,727,323)   $   (5,264,483) $   (8,884,605) $    (9,238,616)
                                               -----------------  -------------------------------------------------
            Net cash used in
            investing activities               $    (4,727,323)   $   (5,264,483) $   (8,884,605) $    (9,238,616)
                                               -----------------  -------------------------------------------------

       CASH FLOWS FROM FINANCING
        ACTIVITIES
         Dividends on common stock             $    (1,500,181)   $   (1,453,922) $   (2,962,681) $    (2,871,129)
         Issuance of common stock, net                 451,735           398,254         760,907          706,177
         Repayment of long-term debt                  (439,000)       (1,145,000)       (669,000)      (1,365,000)
         Issuance of notes payable                  50,660,202        21,730,000      65,820,201       54,130,000
         Repayment of notes payable                (40,977,361)      (10,775,000)    (64,537,360)     (47,120,000)
                                               -----------------  -------------------------------------------------
            Net cash provided by
               (used in) financing
               activities                      $     8,195,395    $    8,754,332  $   (1,587,933) $     3,480,048
                                               -----------------  -------------------------------------------------

       NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS              $       193,874    $      790,459  $     (535,450) $       (55,407)

       CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                            225,236           164,101         954,560        1,009,967
                                               -----------------  -------------------------------------------------

       CASH AND CASH EQUIVALENTS,
        END OF PERIOD                          $       419,110    $      954,560  $      419,110  $       954,560
                                               =================  =================================================

       SUPPLEMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION
         Cash paid during the period for
            Interest                           $     2,223,004    $    2,128,894  $    4,437,934  $     5,133,658
            Income taxes (net of refunds)      $       271,271    $       47,700  $    1,354,137  $       145,712






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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2002 and 2001, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to our Annual Report on Form 10-K for the year ended June 30, 2002. Certain reclassifications have been made to prior-period amounts to conform to the 2002 presentation.

(3) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income (loss) before cumulative effect of a change in accounting principle for the three, six and twelve months ended December 31, 2002. Pro forma net income and earnings per share have not been presented for the three and six months ended December 31, 2001 and for the twelve months ended December 31, 2002 and 2001 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income.

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

(6) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives
     $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $146,000 as of December 31, 2002. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(7) Our line of credit agreement and the indentures relating to all of our publicly held debentures contain defined "events of default" which, among other things, can make the obligation immediately due and payable. Of these, we consider the following covenants to be most significant and for the series of debt are most restrictive.

o Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $21,500,000 (thus no retained earnings were restricted); and

o We may not assume any additional mortgage indebtedness in excess of $2,000,000 without effectively securing all debentures equally to such additional indebtedness.

     Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit and all of the debentures. We are not in default on any of our line of credit or debenture agreements.

(8) In September 2002, our Board of Directors approved an amendment to our Company's Defined Benefit Retirement Plan, effective November 1, 2002. The plan amendment reduced the formula for benefits paid under the plan for future service and restricted participants from taking lump-sum distributions from the plan. Monthly pension expense is currently $26,000. Prior to the amendment becoming effective, monthly pension expense was $71,000.

(9) Delta and its subsidiaries are not parties to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(10) During July 2001, the Kentucky Public Service Commission required an independent audit of the gas procurement activities of Delta and four other gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impacts on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with a reliable supply of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the prior year, including changes in natural gas wholesale markets, and required the audits to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The consultants that were selected by the Kentucky Public Service Commission issued their final report on November 15, 2002. The report contains sixteen procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. In January 2003, we responded to the consultants with our comments on action plans they had drafted relating to the recommendations. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations.

(11) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The customer base and business activity for each segment is similar; therefore, the segments have similar risks and rewards. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. The non-regulated segment's customer base is similar to the large commercial and industrial customers in the regulated segment. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery clause approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand.

     External and intersegment revenues and net income (loss) by business segment are as follows:

                                           Three         Six           Twelve
                                           Months       Months         Months
                                           Ended        Ended          Ended
                                          December     December       December
                                          31, 2002     31, 2002       31, 2002
                                          --------     ---------      --------

  ($000)
    Revenues
     Regulated
        External customers                 10,259       13,726          42,065
        Intersegment                          898        1,607           3,117
                                           -------     --------         -------
           Total regulated                 11,157       15,333          45,182

     Non-regulated
        External customers                  5,243        8,929          16,681
        Intersegment                          -           -               -
                                            -----        -----          ------
           Total non-regulated              5,243        8,929          16,681

     Eliminations for
       Intersegment                          (898)      (1,607)         (3,117)


             Total                         15,502       22,655          58,746
                                           =======      =======        ========

     Net Income (Loss)
       Regulated                              384        (730)           2,619

       Non-regulated                          309         432              906
                                              ---         ---             -----

         Total net income (loss)              696        (298)           3,525
                                              ===         ====         ========

                                            Three          Six        Twelve
                                            Months        Months       Months
                                            Ended         Ended        Ended
                                           December      December     December
                                           31, 2001      31, 2001     31, 2001
                                           --------     ---------     --------

  ($000)
    Revenues
      Regulated
        External customers                   8,496         12,031       46,227
        Intersegment                           817          1,540        3,141
                                               ---          -----       -----
          Total regulated                    9,313         13,571       49,368
                                             -----         ------     --------

       Non-regulated
         External customers                  4,084          7,808       20,719
         Intersegment                          694          1,688        5,875
                                               ---          -----     --------
           Total non-regulated               4,778          9,496       26,594



       Eliminations for
         Intersegment                       (1,511)        (3,228)     (9,016)
                                            ------          ------    --------
            Total operating revenues        12,580          19,839     66,946
                                            =======        ========    =======


   Net Income (Loss)
       Regulated                              379            (729)       2,388
       Non-regulated                          213             542        1,351
                                              ---             ---        -----

Total net income (loss)                       592            (187)       3,739
                                              ===            ====        =====

     Effective January 1, 2002, the non-regulated segment discontinued the practice of selling gas to the regulated segment. This led to a decline in intersegment revenues for the three, six and twelve months ended December 31, 2002.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most of our construction activity takes place during these warmer months. As a result, we meet our cash needs for operations and construction during the warmer non-heating months partially through short-term borrowings.

     We made capital expenditures of $4,727,000 during the first six months of fiscal 2003. We expect capital expenditures for fiscal 2003 to be $9.8 million. We will make these capital expenditures for system extensions and for the replacement and improvement of existing transmission, distribution, gathering and general facilities.

     We generate internally only a portion of the cash necessary for our capital expenditure requirements. We finance the balance of our capital expenditure requirements on an interim basis through a short-term line of bank credit. Our current available line of bank credit is $40 million, of which $29,038,000 was borrowed at December 31, 2002. On October 31, 2002, we replaced a line of credit with Bank One, Kentucky, NA, with a new $40,000,000 line of credit with Branch Banking and Trust Company. This new line of credit is on substantially the same terms as the former line of credit and extends through October 31, 2003.

     We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities. On October 30, 2002, we filed a Form S-2 Registration Statement with the Securities and Exchange Commission to sell $20,000,000 of Debentures. We filed subsequent amendments to the registration statement on December 13, 2002, January 9, 2002 and February 7, 2003. The registration statement became effective on February 10, 2003. We agreed on February 11, 2003 to an interest rate of 7% with the underwriter, Edward D. Jones & Co., L.P. We plan to close the sale of the Debentures, due in 2023, on February 18, 2003 and will receive approximately $19,270,000 of net proceeds from the sale. Of this amount, $15,409,000 of the net proceeds will be used to call our 8.30% debentures due 2026, and the remaining $3,861,000 will be used to reduce our short-term notes payable. If market conditions are favorable, we plan to make an equity offering later in fiscal 2003.

     Below, we summarize our primary cash flows during the six and twelve month periods ending December 31, 2002 and 2001:

                                                Six Months Ended December 31,
                                            2002                  2001
                                            ----                  ----
    Used in operating activities      $  (3,274,198)        $  (2,699,390)
    Used in investing activities         (4,727,323)           (5,264,483)
    Provided by financing activities      8,195,395             8,754,332
                                      ---------------       ----------------
      Net increase in cash
         and cash equivalents         $     193,874           $   790,459
                                      ===============       ================

                                             Twelve Months Ended December 31,
                                            2002                  2001
                                            ----                  ----
    Provided by operating activities  $    9,937,088          $    5,703,161
    Used in investing activities          (8,884,605)             (9,238,616)
    Provided by (used in) financing
       Activities                         (1,587,933)              3,480,048
                                      -----------------       -----------------
      Net decrease in cash and
         cash equivalents             $     (535,450)         $      (55,407)
                                      =================       =================

     The net increase in cash and cash equivalents for the six months ended December 31, 2002 was less than the net increase in cash and cash equivalents for the six months ended December 31, 2001 due to a $575,000 increase in cash used in operating activities and a $559,000 decrease in cash provided by financing activities, offset by a $537,000 reduction in cash used in investing activities. The increase in cash used in operating activities was largely due to changes in accounts receivable, deferred recovery of gas costs, accounts payable and gas in storage. The decrease in cash provided by financing activities is primarily attributable to reduced borrowings from the short-term line of credit, offset by a decrease in repayments of long-term debt. The decrease in cash used in investing activities resulted from a decrease in capital expenditures.

     The net decrease in cash and cash equivalents for the twelve months ended December 31, 2002 was greater than the net decrease in cash and cash equivalents for the twelve months ended December 31, 2001 due to a $5,068,000 decrease in cash provided by financing activities, offset by a $4,234,000 increase in cash provided by operating activities and a $354,000 reduction in cash used in investing activities. The decrease in cash provided by financing activities resulted from $5,727,000 of reduced borrowings from the short-term line of credit, offset by a decrease in repayments of long-term debt. The increase in cash provided by operating activities is due primarily to changes in accounts receivable, accounts payable, gas in storage, deferred gas costs and deferred income taxes. The decrease in cash used in investing activities resulted from a decrease in capital expenditures.

     Cash provided by our operating activities consists of net income and noncash items, including depreciation, depletion, amortization and deferred income taxes. Cash provided by our operating activities also includes changes in working capital in our cash generated by operating activities. We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating, normal capital expenditure and dividend requirements for the foreseeable future.



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


Operating Revenues

     The following table sets forth certain variations in our revenues for the three, six and twelve months ended December 31, 2002 with the same periods in the preceding year:

                                                   Increase (Decrease)
                                                 2002 Compared to 2001

                                            Three         Six     Twelve Months
                                        Months Ended  Months Ended    Ended
                                       December 31    December 31  December 31
                                      --------------  ------------ -------------
  ($000)
  Variations in regulated revenues
          Gas rates                           (368)       (748)        (2,118)
          Weather normalization adjustment    (652)       (652)           562
          Sales volumes                      2,703       2,904         (3,051)
          On-system transportation              85          81            113
          Off-system transportation             83         193            353
          Other                                 (7)        (16)           (45)
                                            ------      ------         ------
            Total                            1,844       1,762         (4,186)
                                            ------      ------         ------

  Variations in non-regulated revenues
     Gas rates                                 875         689         (4,082)
     Sales volumes                            (414)     (1,263)        (5,834)
     Other                                       3           7              2
                                            ------      ------        -------
       Total                                   464        (567)        (9,914)
                                            ------      ------        -------

          Total variations in revenues       2,308       1,195        (14,100)

  Variations in intersegment revenues          613       1,621          5,899
                                            ------      ------        -------

  Variations in consolidated revenues        2,921       2,816         (8,201)
                                            ======      ======        =======

                               Increase (Decrease)
                             2002 Compared to 2001

                                       Three Months   Six Months   Twelve Months
                                           Ended       Ended          Ended
                                         December 31  December 31   December 31

       Percentage variations in
           regulated volumes

           Gas sales                       35.6%         27.2%       (6.9%)
           On-system transportation        14.1%         11.1%        9.3%
           Off-system transportation       27.7%         26.4%       18.3%

       Percentage variations in non-
           regulated gas sales volumes
                                           (1.4%)        (15.1%)     (19.2%)




     Heating degree days billed were 74%, 71% and 99% of thirty year average temperatures for the three, six and twelve months ended December 31, 2002, respectively, as compared with 48%, 47% and 99% for the similar periods of 2001. A "heating degree day" is determined each day when the average of the high and low temperature is one degree less than 65 degrees Fahrenheit.

     The increases in operating revenues for the three and six months ended December 31, 2002 of $2,921,000 and $2,816,000, respectively, were primarily due to the 35.6% and 27.2% increases, respectively, in sales volumes in the regulated business because of the significantly colder weather in 2002. The decrease in operating revenue for the twelve months ended December 31, 2002 of $8,201,000 is attributable to lower prices in both the regulated and non-regulated segments and the 6.9% decline in regulated sales volumes.

Operating Expenses

     The following table sets forth certain variations in our purchased gas expense for the three, six, and twelve months ended December 31, 2002 compared with the same periods in the preceding year:


                                                             Increase (Decrease)
                                                           2002 Compared to 2001

                                                    Three Months                 Six            Twelve Months
                                                 Ended December 31          Months Ended      Ended December 31
                                                                             December 31
 ($000)
Variations in regulated gas expense
          Gas rates                                    69                    (135)               (2,663)
          Purchase volumes                          1,397                   1,407                (1,742)
                                                  -------                 -------               -------
            Total                                   1,466                   1,272                (4,405)
                                                  -------                 -------               -------

 Variations in non-regulated
 gas expense
     Gas rates                                        253                     340                (5,145)
     Purchase volumes                                 (66)                   (974)               (4,460)
     Transportation expenses                           81                      67                   (24)
                                                  -------                 -------               -------
       Total                                          268                    (567)               (9,629)
                                                  -------                 -------               -------


       Total variations in gas expense              1,734                     705               (14,034)

 Variations in intersegment gas expense
                                                      613                   1,621                 5,899
                                                  -------                 -------               -------

       Variations in consolidated
       gas expense                                  2,347                   2,326                (8,135)
                                                   =======                 =======               =======



     The increases in purchased gas expense for the three and six months ended December 31, 2002 of $2,347,000and $2,326,000, respectively, were primarily due to the 35.6% and 27.2% increases, respectively, in sales volumes in the regulated business because of the significantly colder weather in 2002. The decrease in purchased gas expense for the twelve months ended December 31, 2002 of $8,135,000 is attributable to the 6.9% decline in regulated sales volumes and the 19.2% decline in non-regulated sales volumes due to the discontinuance of the non-regulated segment selling gas to the regulated segment effective January 1, 2002. In addition, gas rates decreased due to lower gas prices.

     The increases in operation and maintenance expense of $415,000 and $577,000 for the three and six months ended December 31, 2002 were primarily due to an increase in bad debt expense resulting from higher gas prices and colder winter weather, and due to increased payroll and benefit costs.

     The increases in taxes other than income taxes for the three, six and twelve months ending December 31, 2002 of $93,000, $110,000 and $122,000, respectively, were primarily due to increased property taxes.

The decreases in interest charges for the three, six and twelve months ended December 31, 2002 of $126,000, $244,000 and $594,000, respectively, were primarily due to decreased rates, partially offset by increased borrowings. Basic and Diluted Earnings Per Common Share

     For the three, six and twelve months ended December 31, 2002 and 2001, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our dividend reinvestment plan and employee stock purchase plan.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.


New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income (loss) before cumulative effect of a change in accounting principle for the three, six and twelve months ended December 31, 2002. Pro forma net income and earnings per share have not been presented for the three and six months ended December 31, 2001 and for the twelve months ended December 31, 2002 and 2001 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income.

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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed months prior to the delivery of the gas. Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. We have minimal price risk resulting from these forward gas purchase and storage arrangements, because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism.

     As part of our non-regulated transportation activities we sometimes contract with our transportation customers to acquire gas that we will transport to these customers. At the time we make a sales commitment to one of these customers, we attempt to cover this position immediately with gas purchase commitments matched to the terms of the related sales contract. By immediately covering our obligation under the contracts with our transportation customers, we are able to minimize our price volatility risk.

     None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under Statement No. 133 entitled Accounting for Derivatives Instruments and Hedging Activities.

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. Based on the amount of our outstanding short-term line of credit on December 31, 2002, a one percent (one hundred basis point) increase (decrease) in our average interest rates would result in a decrease (increase) in our annual pre-tax net income of $290,000.



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

                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Delta and its subsidiaries are not parties to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Registrant held its annual meeting of shareholders on November 21, 2002.

(b) Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. were elected to Delta's Board of Directors for three-year terms expiring in 2005. Jane Hylton Green, Harrison D. Peet and Michael R. Whitley will continue to serve on Delta's Board of Directors until the election in 2003. Donald R. Crowe, Lanny D. Greer and Billy Joe Hall will continue to serve on Delta's Board of Directors until the election in 2004.

(c) The total shares voted in the election of Directors were 2,307,776. There were no broker non-votes. The shares voted for each Nominee were:

        Glenn R. Jennings              For  2,263,064      Withheld  44,712
        Lewis N. Melton                For  2,271,677      Withheld  36,099
        Arthur E. Walker, Jr.          For  2,270,972      Withheld  36,804

(d)  Not applicable.

ITEM 5. OTHER INFORMATION

None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

3(a) Delta's By-Laws as amended November 21, 2002.

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports on Form 8-K. On November 22, 2002 the Company filed a form 8-K reporting that at a meeting held November 21, 2002 the Board of Directors amended Delta's By-Laws to provide for ten directors, one more than previously authorized. Michael J. Kistner was appointed to fill the vacancy thus created. The By-Laws were also amended at that meeting to eliminate cumulative voting for directors.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELTA NATURAL GAS COMPANY, INC.
                                       (Registrant)


                                       /s/Glenn R. Jennings
DATE:  February 13, 2003               Glenn R. Jennings
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


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




                                    /s/Glenn R. Jennings
                                       Glenn R. Jennings
                                       President & Chief Executive Officer


Date:  February 13, 2003

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




                                       /s/John F. Hall
                                          John F. Hall
                                          Vice President - Finance,
                                          Secretary & Treasurer



Date:  February 13, 2003

EXHIBIT 3(A)


                            AMENDED AND RESTATED
                      (on November 21, 2002) BY-LAWS OF
                       DELTA NATURAL GAS COMPANY, INC.


                                  ARTICLE I

                        Offices and Registered Agent

     1.1 Principal Office. The principal office of the Corporation shall be located at 3617 Lexington Road, Winchester, Kentucky 40391. The Corporation may have such other offices, either within or without the Commonwealth of Kentucky, as the business of the Corporation may require from time to time.

     1.2 Registered Office. The registered office of the Corporation shall be at 3617 Lexington Road, Winchester, Kentucky 40391. The address of the registered office may be changed from time to time by the Board of Directors.

     1.3. Registered Agent. The registered agent for the Corporation shall be the Secretary of the Corporation.


                                  ARTICLE II

                                 Shareholders

     2.1 Annual Meetings. The annual meeting of the shareholders shall be held at the principal office of the Corporation on the third Thursday in November of each year, at such time as the President may designate. The Board of Directors of the Corporation, by resolution, may for any year change the place, date and time for any annual meeting from that established by the first sentence of this
Section 2.1 of ARTICLE II. The purpose of such annual meetings shall be the election of directors and such other business as may properly come before it. If the election of directors shall not be held on the day designated for the annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be practicable.

     2.2 Special Meetings. Special meetings of the shareholders may be called by the President, a majority of the members of the Board of Directors or the holders of at least thirty-three and one-third percent (33 1/3%) of all the votes entitled to be cast on any issue proposed to be considered at the proposed special meeting, provided, however, that such call by such holders shall be subject to all requirements of Kentucky law.

     2.3 Place of Special Meetings. The President or the Board of Directors may designate any place within or without the Commonwealth of Kentucky as the place for any special meeting. If no designation is properly made, or if a special meeting be otherwise called, the place of meeting shall be at the registered office of the Corporation in the Commonwealth of Kentucky.

     2.4 Notice of Annual or Special Meeting. Written or printed notice stating the place, day and hour of the annual or special meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope addressed to the shareholder at his or her address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

     2.5 Fixing of a Record Date. The Board of Directors may fix a record date in order to determine the shareholders entitled to receive dividends or distributions, to notice of a shareholders' meeting, to demand a special meeting, to vote or to take any other action or receive any allotment of rights. A record date fixed by the Board of Directors shall not be more than seventy
(70) days before the meeting or action requiring a determination of shareholders. In the event no record date is fixed by the Board of Directors, the record date shall be determined pursuant to Kentucky law.

     2.6 Quorum and Voting Requirements. Unless the Corporation's Articles of Incorporation or Kentucky law requires otherwise, a majority of the votes entitled to be cast on the matter by the voting group shall constitute a quorum for action on any matter. If a quorum exists, action on a matter (other than the election of directors) by a voting group shall be approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action, unless the Corporation's Articles of Incorporation or Kentucky law requires a greater number of affirmative votes.

     2.7 Proxies. -------

     (a) A shareholder may vote his or her shares in person or by proxy.

     (b) A shareholder may appoint a proxy to vote or otherwise act for him or her by signing an appointment form, either personally or by his or her attorney in fact. A telegram or cablegram appearing to have been transmitted by the proper person, or a photographic, photostatic or equivalent reproduction of a writing appointing a proxy shall be deemed to be a sufficient signed appointment form.

     (c) An appointment of a proxy shall be effective when the appointment form is received by the secretary or other officer or agent authorized to tabulate votes. An appointment shall be valid for eleven (11) months unless a longer period is expressly provided in the appointment form.

     (d) An appointment of a proxy shall be revocable by the shareholder unless the appointment form conspicuously stated that it is irrevocable and the appointment is coupled with an interest.

     2.8 Voting of Shares. Subject to the provisions of Section 2.9 hereof, each outstanding share of common stock authorized by the Corporation's Articles of Incorporation to have voting power shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders. The voting rights, if any, of classes of shares other than voting common stock shall be as set forth in the Corporation's Articles of Incorporation or by appropriate legal action of the Board of Directors.

     2.9 Informal Action by Shareholders. Any action required to be taken, or which may be taken, at a meeting of the shareholders may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.


                                   ARTICLE III

                                    Directors

     3.1 General Powers. All corporate powers shall be exercised by or under the authority of and the business affairs of -------------- the Corporation managed under the direction of the Board of Directors.

     3.2 Number, Tenure and Qualifications. The number of directors of the Corporation shall be ten (10). The Board of Directors shall be divided into three (3) classes, with each class as nearly equal as possible. Each director shall hold office for the term for which he or she is elected or until his or her successor has been elected and qualified, whichever period is longer.

     3.3 Removal and Resignations. At a meeting of shareholders called expressly for that purpose, any director may be removed for cause by a vote of the holders of a majority of the shares then entitled to vote at an election of directors. Removal without cause may occur only as set forth in the Articles of Incorporation. Notwithstanding the provisions of this Section, no director may be removed, with or without cause, if the number of votes sufficient to elect him or her under cumulative voting is voted against his or her removal. Any member of the Board of Directors may resign from the Board of Directors at any time by giving written notice to the President or Secretary of the Corporation, or to any other person or entity specified by Kentucky law, and unless otherwise specified in such notice, resignation shall be effective upon delivery of such notice and shall not require, acceptance to make it effective.

     3.4 Regular Meetings. A regular, annual meeting of the Board of Directors shall be held immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the Commonwealth of Kentucky, for the holding of up to 12 additional regular meetings in the following twelve (12) month period without other notice than such resolution.

     3.5 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the President or any two directors. All special meetings of the Board of Directors shall be held at the principal office of the Corporation or such other place as may be specified in the notice of the meeting.

     3.6 Notice.  Notice of any special  meeting  shall be given at least twelve
(12) hours prior thereto by written notice delivered personally or mailed to each director at his or her business address or by telephone to each director personally. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope so addressed, postage prepaid. Any director may waive in writing notice of any meeting. The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, unless the director at the beginning of the meeting (or promptly upon his or her arrival) objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.



     3.7. Quorum. A majority of the number of directors fixed by, or determined in accordance with, Section 3.2 hereof shall constitute a quorum for the transaction of business at any meeting of the Board of Directors.

     3.8 Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless otherwise required by the Articles of Incorporation.

     3.9 Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office. Any directorship to be filled by reason of an increase in the number of directors may be filled by the Board of Directors for a term of office continuing until the next election of directors by the shareholders.

     3.10 Compensation. Each director shall be compensated in accordance with compensation guidelines established by the Board of Directors. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation there for.

     3.11 Action by Written Consent. Any action required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting, if a consent in writing setting forth the action so taken shall be signed by all of the directors.

     3.12 Chairman and Vice-Chairman of the Board. The Board of Directors may appoint one of its members Chairman of the Board of Directors. The Board of Directors may also appoint one of its members as Vice-Chairman of the Board of Directors, and such individual shall serve in the absence of the Chairman and perform such additional duties as may be assigned to him or her by the Board of Directors.


                                      ARTICLE IV

                                       Officers

     4.1 Classes. The officers of the Corporation shall be a President, one or more Vice-Presidents, a Secretary, a Treasurer, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors.

     4.2 Election and Term of Office. The officers of the Corporation shall be elected by the Board of Directors at each regular, annual meeting of the Board of Directors. If the election of officers shall not be held at any such meeting, such election shall be held as soon thereafter as is convenient. Vacancies may be filled or new offices created and filled at any meeting of the Board of Directors. Each officer shall hold office until his or her successor shall have been duly elected and shall have qualified or until his or her death or until he or she shall resign or shall have been removed in the manner hereinafter provided.

     4.3 Removal and Resignations. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors, with or without cause, whenever, in its judgment, the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights. Any officer of the corporation may resign at any time by delivering notice to the President or Secretary of the Corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. An officer's resignation shall not affect the Corporation's contract rights, if any, with the officer.

     4.4 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise may be filled by the Board of Directors for the unexpired portion of the term.

     4.5 President. The President shall be the chief executive officer of the corporation. If no chairman or vice-chairman has been appointed or, in the absence of both, he or she shall preside at all meetings of the shareholders and of the Board of Directors. He or she may sign certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed. The President, in general, shall perform all duties incident to the office of President and chief executive officer and such other duties as may be prescribed by the Board of Directors from time to time. Unless otherwise ordered by the Board of Directors, the President shall have full power and authority on behalf of the Corporation to attend, act and vote at any meetings of shareholders of any corporation in which the Corporation may hold stock, and at any such meeting, shall hold and may exercise all rights incident to the ownership of such stock which the Corporation, as owner, might have had and exercised if present. The Board of Directors may confer like powers on any other person or persons.

     4.6 Vice-President. In the absence of the President, or in the event of his or her inability or refusal to act, the Vice Presidents in order designated at the time of their election or otherwise by the Board of Directors shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to the restrictions upon the President. Any Vice-President may sign, with the Secretary or an assistant secretary, certificates for shares of the corporation and shall perform such other duties as from time to time may be assigned by the President or by the Board of Directors.

     4.7 Treasurer. The Treasurer shall be the chief financial officer of the Corporation. He or she shall have charge and custody of and be responsible for all funds and securities of the Corporation, receive and give receipts for monies due and payable to the Corporation from any source whatsoever, deposit all such monies in the name of the Corporation in such banks, trust companies and other depositories as shall be selected in accordance with the Provisions of
Article V of these By-Laws and, in general, perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the President or the Board of Directors. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his or her duties in such sum and with such surety or sureties as the Board of Directors shall determine.

     4.8 Secretary. The Secretary shall (a) prepare and keep the minutes of the shareholders' meetings and of the Board of Directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records and of the seal, if any, of the Corporation;
(d) keep a register of the Post Office address of each shareholder; (e) sign with the President or Vice-President certificates for shares of stock of the Corporation; (f) have general charge of the stock transfer books of the Corporation; (g) have responsibility for authenticating records of the Corporation; and, (h) in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the President or by the Board of Directors.

     4.9 Compensation. The compensation of the officers of the Corporation shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such compensation by reason of the fact that he or she is also a director of the Corporation.


                                        ARTICLE V

                                Contracts, Loans, Checks
                                      and Deposits

     5.1 Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract and execute and deliver any instruments in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances.

     5.2 Loans. No loans shall be contracted or evidence of indebtedness issued on behalf of the Corporation unless authorized by the President or by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

     5.3 Deposits, Checks, Drafts, Etc. All funds of the Corporation not otherwise employed shall be deposited, from time to time, to the credit of the Corporation in such banks, trust companies and other depositories selected by the Board of Directors or any two of the President, a Vice President or Treasurer. All checks, drafts, electronic fund transfers, wire transfers or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed or otherwise authorized by such officer or officers, employee or employees, or agent or agents of the Corporation and in such manner as shall, from time to time, be determined by resolution of the Board of Directors or any two of the President, a Vice President or Treasurer.


                                          ARTICLE VI

                                  Certificates for Shares and
                                        Their Transfer

     6.1 Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as may be determined by the Board of Directors and by the laws of the Commonwealth of Kentucky. Such certificates shall be signed by the President or a Vice-President and by the Secretary or an assistant secretary, and may be sealed with the seal of the Corporation, or a facsimile thereof. The signature of such officers upon such certificates may be facsimiles if the certificate is manually signed on behalf of a transfer agent or registrar for the Corporation. All certificates for shares shall be consecutively numbered. The name of the person owning the shares represented thereby, with the number of shares and date of issue, shall be entered on the books of the Corporation. All certificates surrendered to the Corporation for transfer shall be cancelled, and no new certificates shall be issued until the former certificates for a like number of shares shall have been surrendered and cancelled, except that, in case of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the Corporation as the Secretary may prescribe.

     6.2 Transfer of Shares. Transfer of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his or her legal representative who shall furnish proper evidence of authority to transfer, or by his or her attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.


                                        ARTICLE VII

                                      INDEMNIFICATION

     7.1 Definitions. As used in this Article VII: -----------

     (a) "Proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal;

     (b) "Party" includes a person who was, is or is threatened to be made a named defendant or respondent in a Proceeding;

     (c) "Expenses" include attorneys fees;

     (d)  "Officer"  means  any  person  serving  as  Chairman  of the  Board of
Directors,   President,   Vice-President,   Treasurer,  Secretary  or  Assistant
Secretary of the Corporation;

     (e) "Director" means an individual who is or was a director of the Corporation or an individual who, while a director of the Corporation, is or was serving at the request of the Corporation as a Director, Officer, Partner,
Trustee, Employee or Agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. A Director shall be considered serving an employee benefit plan at the request of the Corporation if his or her duties to the Corporation also impose duties on, or otherwise involve services by, him or her to the plan or to participants in or beneficiaries of the plan. "Director" includes, unless the context requires otherwise, the estate or personal representative of a director.

     7.2 Indemnification by Corporation.

     (a) The Corporation shall indemnify any Officer or Director who is made a Party to any Proceeding by reason of the fact that such person is or was an Officer or Director if:

          (1) Such Officer or Director conducted himself or herself in good faith; and

          (2) Such Officer or Director reasonably believed:

               (i) In the case of conduct in his or her official capacity with the Corporation, that his or her conduct was in the best interest of the Corporation; and

               (ii) In all other cases, that his or her conduct was at least not opposed to the best interest of the Corporation; and

          (3) In the case of any criminal Proceeding, he or she had no reasonable cause to believe his or her conduct was unlawful.

     (b) A Director's conduct with respect to an employee benefit plan for a purpose he or she reasonably believes to be in the interest of the participants in and beneficiaries of the plan shall be conduct that satisfies the requirement of Section 7.2 (a)(2)(ii) of these By-Laws.

     (c) Indemnification shall be made against judgments, penalties, fines, settlements and reasonable expenses, including legal expenses, actually incurred by such Officer or Director in connection with a Proceeding, except that if the Proceeding was by or in the right of the Corporation, indemnification shall be made only against such reasonable expenses and shall not be made in respect of any Proceeding in which the Officer or Director shall have been adjudged to be liable to the Corporation. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, by itself, be determinative that the Officer or Director did not meet the requisite standard of conduct set forth in this Section 7.2.

     (d) (1) Reasonable expenses incurred by an Officer or Director as a Party to a Proceeding with respect to which indemnity is to be provided under this
Section 7.2 shall be paid or reimbursed by the Corporation in advance of the final disposition of such Proceeding provided:

          (i) The Corporation receives (I) a written affirmation by the Officer or Director of his or her good faith belief that he or she has met the requisite standard of conduct set forth in this Section 7.2, and (II) the Corporation receives a written undertaking by or on behalf of the Officer or Director to repay such amount if it shall ultimately be determined that he or she has not met such standard of conduct; and

          (ii) The Corporation's Board of Directors (or other appropriate decisionmaker for the Corporation) determines that the facts then known to the Board of Directors (or decisionmaker) would not preclude indemnification under Kentucky law.

     (2) The undertaking required herein shall be an unlimited general obligation of the Officer or Director but shall not require any security and shall be accepted without reference to the financial ability of the Officer or Director to make repayment.

     (3) Determinations and authorizations of payments under this Section 7.2(d) shall be made in the manner specified in Section 7.2(e) of these By-Laws.

          (e) (1) The Corporation shall not indemnify an Officer or Director under this Section 7.2 unless authorized in the specific case after a determination has been made that indemnification of the Officer or Director is permissible in the circumstances because he or she has met the standard of conduct set forth in this Section 7.2.

          (2) Such determination shall be made:

          (i) By the Corporation's Board of Directors by majority vote of a quorum consisting of directors not at the time Parties to the Proceeding;

          (ii) If a quorum cannot be obtained under Section 7.2(e)(2)(i), by majority vote of a committee duly designated by the Corporation's Board of Directors (in which designation directors who are Parties may participate), consisting solely of two (2) or more directors not at the time Parties to the Proceeding; or

          (iii) By special legal counsel:

               (I) Selected by Corporation's Board of Directors or its committee in the manner prescribed in Sections 7.2(e)(2)(i) and (ii); or

               (II) If a quorum of the Board of Directors cannot be obtained under Section 7.2(e)(2)(i) and a committee cannot be designated under
          Section 7.2(e)(2)(ii), selected by a majority vote of the full Board of Directors (in which selection directors who are Parties may participate); or

     (3) Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under Section 7.2(e)(2)(iii) to select counsel.

     7.3 Further  Indemnification.  Notwithstanding  any  limitation  imposed by
Section 7.2 or  elsewhere  and in addition to the  indemnification  set forth in
Section 7.2, the Corporation, to the full extent permitted by law, may agree by contract or otherwise to indemnify any Officer or Director and hold him or her harmless against any judgments, penalties, fines, settlements and reasonable expenses actually incurred or reasonably anticipated in connection with any Proceeding in which any Officer or Director is a Party, provided the Officer or Director was made a Party to such Proceeding by reason of the fact that he or she is or was an Officer or Director of the Corporation or by reason of any inaction, nondisclosure, action or statement made, taken or omitted by or on behalf of the Officer or Director with respect to the Corporation or by or on behalf of the Officer or Director in his or her capacity as an Officer or Director.

     7.4 Insurance. The Corporation may, in the discretion of the Board of Directors, purchase and maintain or cause to be purchased and maintained insurance on behalf of all Officers and Directors against any liability asserted against them or incurred by them in their capacity or arising out of their status as an Officer or Director, to the extent such insurance is reasonably available. Such insurance shall provide such coverage for the Officers and Directors as the Board of Directors may deem appropriate.

                                        ARTICLE VIII

                                        Miscellaneous

     8.1 Amendments. The Board of Directors shall have the power and authority to alter, amend or repeal By-Laws of the Corporation, subject always to the power of the shareholders under Kentucky law to change or repeal such By-Laws.

     8.2 Fiscal Year. The Board of Directors shall have the power to fix, and from time to time change, the fiscal year of the Corporation. The fiscal year of the Corporation shall begin on the first day of July and end on the thirtieth day of June of each year.

     8.3 Dividends. The Board of Directors may, from time to time, make distributions to shareholders in the manner and upon the terms and conditions provided by Kentucky law and its Articles of Incorporation.

     8.4 Seal. The Board of Directors may adopt a corporate seal.
                  ----

     8.5 Waiver of Notice. Whenever any notice is required to be given or delivered under the provisions of these By-Laws, or under the provisions of the Corporation's Articles of Incorporation, or under the provisions of the corporation laws of the Commonwealth of Kentucky, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time state, therein, shall be equivalent to the delivery or giving of such notice.

     8.6 Construction. Unless the context specifically requires otherwise, any reference in these By-Laws to any gender shall include all other genders; any reference to the singular shall include the plural; and any reference to the plural shall include the singular.


     THE ABOVE AMENDED AND RESTATED BY-LAWS OF THIS CORPORATION WERE ADOPTED BY THE BOARD OF DIRECTORS AT A MEETING HELD NOVEMBER 21, 2002


     --------------------------
       JOHN F. HALL, SECRETARY

EXHIBIT 99.1




                          CERTIFICATE PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


  February 13, 2003

  EXHIBIT 99.2




                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                         /s/John F. Hall
                                            John F. Hall
                                            Vice-President - Finance,
                                            Secretary & Treasurer



  February 13, 2003