Form 10-Q
period 2003-03-31
DELTA NATURAL GAS CO INC
filed 2003-05-13
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q


              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2003

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


     Indicate by check mark whether the registratant is an accelerated filer
                 (as defined in Rule 12b-2 of the Exchange Act).


                                 YES _ . NO X .
                               --------- ---------

                    Common Shares, Par Value $1.00 Per Share
               2,558,635 Shares Outstanding as of March 31, 2003.


                                                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                          Three Months Ended               Nine Months Ended              Twelve Months Ended
                                          ------------------               -----------------              -------------------
                                                 March 31                       March 31                        March 31
                                           2003            2002           2003           2002             2003           2002
                                           ----            ----           ----           ----             ----           ----

OPERATING REVENUES                     $31,217,192    $ 25,158,025   $ 53,872,293    $44,937,745    $ 64,804,767    $  59,713,843
                                       ----------------------------  -------------- --------------  -------------- --------------

OPERATING EXPENSES
  Purchased gas                        $18,979,635    $ 14,213,053   $ 31,741,933    $24,590,044    $ 37,249,552    $  34,008,239
  Operation and maintenance              2,658,023       2,437,159      7,783,744      6,986,317      10,483,174        9,740,123
  Depreciation and depletion             1,117,749       1,028,849      3,221,214      3,043,436       4,258,722        4,000,410
  Taxes other than income taxes            398,240         379,180      1,120,748        991,877       1,483,784        1,366,920
  Income tax expense                     2,585,400       2,255,800      2,443,957      2,122,400       2,571,057        2,222,525
                                       ----------------------------  -------------- --------------  -------------- --------------

    Total operating expenses           $25,739,047    $ 20,314,041   $ 46,311,596    $37,734,074    $ 56,046,289    $  51,338,217
                                       ----------------------------  -------------- --------------  -------------- --------------

OPERATING INCOME                       $ 5,478,145    $  4,843,984   $  7,560,697    $ 7,203,671    $  8,758,478    $   8,375,626

OTHER INCOME AND DEDUCTIONS, NET             9,120           5,986         31,813         18,722          30,109           20,261

INTEREST CHARGES                         1,228,973       1,104,744      3,544,330      3,663,741       4,662,346        4,894,339
                                       ----------------------------  -------------- --------------  -------------- --------------

INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE  $ 4,258,292    $  3,745,226   $  4,048,180    $ 3,558,652    $  4,126,241    $   3,501,548

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE 3)                  -               -        (88,370)             -         (88,370)               -
                                       ----------------------------  -------------- --------------  -------------- --------------


NET INCOME                             $ 4,258,292    $  3,745,226   $  3,959,810    $  3,558,652   $ 4,037,871     $  3,501,548
                                       ============================  ============== ==============  ============== ==============








                                               Three Months Ended           Nine Months Ended        Twelve Months Ended
                                              ------------------           -----------------         -------------------
                                                    March 31                  March 31                    March 31
                                                    --------                  --------                    --------
                                             2003          2002         2003       2002             2003            2002
                                             ----          ----         ----       ----             ----            ----
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE BEFORE CUMULATIVE EFFECT

  OF A CHANGE IN ACCOUNTING PRINCIPLE    $     1.66  $     1.49    $    1.59       $     1.42      $   1.62     $      1.40

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                            -           -         (.03)                -         (.03)              -
                                         ------------------------  ----------- ---------------  ------------   ------------

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                       $     1.66  $     1.49    $ 1.56          $     1.42      $      1.59   $     1.40
                                         ========================  =========== ===============  ============ =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND DILUTED)  2,553,889   2,518,326     2,545,801      2,510,084       2,540,714     2,505,141

DIVIDENDS DECLARED PER COMMON SHARE      $     .295  $      .29    $     .885      $      .87      $    1.175   $    1.155




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)


                         ASSETS                      March 31, 2003            June 30, 2002            March 31, 2002
                                                     --------------            -------------            --------------

GAS UTILITY PLANT                                  $       160,821,810      $       156,305,063      $       153,747,213
  Less-Accumulated provision
    for depreciation                                       (51,473,388)             (49,142,976)             (48,222,433)
                                                                            ----------------------   ----------------------
                                                   ----------------------
      Net gas plant                                $       109,348,422      $       107,162,087      $       105,524,780
                                                   ----------------------   ----------------------   ----------------------

CURRENT ASSETS
  Cash and cash equivalents                        $         1,591,333      $           225,236      $           643,758
  Accounts receivable - net                                  7,768,558                2,884,025                6,282,812
  Gas in storage                                             1,806,639                5,216,772                2,062,880
  Deferred gas costs                                         5,966,068                4,076,059                5,087,825
  Materials and supplies                                       518,668                  523,756                  471,217
  Prepayments                                                  607,920                  388,794                  571,120
                                                   ----------------------   ----------------------   ----------------------
      Total current assets                         $        18,259,186      $        13,314,642      $        15,119,612
                                                   ----------------------   ----------------------   ----------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                       $           344,687      $           344,687      $           354,891
  Note receivable from officer                                 140,000                  158,000                  110,000
  Prepaid pension benefit cost                               2,726,456                2,325,944                2,432,834
  Unamortized debt expense and other                         5,805,280                4,643,165                3,196,986
                                                   ----------------------   ----------------------   ----------------------
      Total other assets                           $         9,016,423      $         7,471,796      $         6,094,711
                                                   ----------------------   ----------------------   ----------------------

        Total assets                               $       136,624,031      $       127,948,525      $       126,739,103
                                                   ======================   ======================   ======================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity                      $        36,499,634      $        34,182,277      $        34,675,158
  Long-term debt                                            53,408,000               48,600,000               48,752,000
                                                   ----------------------   ----------------------   ----------------------
      Total capitalization                         $        89,907,634      $        82,782,277      $        83,427,158
                                                   ----------------------   ----------------------   ----------------------

CURRENT LIABILITIES
  Notes payable                                    $        16,995,293      $        19,355,000      $        19,405,000
  Current portion of long-term debt                          1,650,000                1,750,000                1,750,000
  Accounts payable                                           5,254,877                4,077,983                2,351,909
  Accrued taxes                                              2,573,926                  673,873                2,254,511
  Customers' deposits                                          554,322                  440,568                  541,554
  Accrued interest on debt                                   1,448,864                1,162,956                1,542,144
  Accrued vacation                                             558,066                  558,066                  538,595
  Other liabilities                                            480,178                  577,151                  472,699
                                                   ----------------------   ----------------------   ----------------------
      Total current liabilities                    $        29,515,526      $        28,595,597      $        28,856,412
                                                   ----------------------   ----------------------   ----------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                            $        14,589,173      $        14,078,273      $        13,330,057
  Investment tax credits                                       384,600                  404,600                  427,200
  Regulatory liability                                         529,900                  562,025                  598,900
  Additional minimum pension liability                       1,461,440                1,461,440                        -
  Advances for construction and other                          235,758                   64,313                   99,376
                                                   ----------------------   ----------------------   ----------------------
      Total deferred credits and other             $        17,200,871      $        16,570,651      $        14,455,533
                                                   ----------------------   ----------------------   ----------------------

           Total liabilities and
shareholders' equity                               $       136,624,031      $       127,948,525      $       126,739,103
                                                   ======================   ======================   ======================




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                     Nine Months Ended                         Twelve Months Ended
                                                          March 31                                    March 31
                                             2003                       2002                  2003                 2002
                                             ----                       ----                  ----                 ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                      $         3,959,810      $        3,558,652     $         4,037,871   $         3,501,548
  Adjustments to reconcile net
    income to net cash from
    operating activities
      Cumulative effect of a
        change in accounting
          principle                            88,370                       -                  88,370                     -
      Depreciation, depletion
       and amortization                     3,355,418               3,180,405               4,433,215             4,189,498
      Deferred income taxes and
       investment tax credits                 458,775                 422,175               1,147,516             2,361,371
      Other, net                              488,779                 438,967                 645,706               623,387
  (Increase) decrease in other
     assets                                (3,821,281)                906,442              (2,390,768)            2,192,496
  Increase (decrease) in other
     liabilities                            3,433,325              (1,180,906)              3,187,447            (1,758,097)
                                  -----------------------  --------------------------------------------------------------------
      Net cash provided by
        operating activities      $         7,963,196      $        7,325,735     $        11,149,357   $        11,110,203
                                  -----------------------  --------------------------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures            $        (5,921,106)     $       (6,590,024)    $        (8,752,847)  $        (9,607,385)
                                  -----------------------  --------------------------------------------------------------------
      Net cash used in
        investing activities      $        (5,921,106)     $       (6,590,024)    $        (8,752,847)  $        (9,607,385)
                                  -----------------------  --------------------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock       $        (2,253,431)     $       (2,184,198)    $        (2,985,652)  $        (2,893,964)
  Issuance of common stock, net               610,978                 546,144                 772,257               702,020
  Issuance of long-term debt               20,000,000                       -              20,000,000                     -
  Long-term debt issuance expense            (789,593)                      -                (789,593)                    -
  Repayment of long-term debt             (15,884,240)             (1,223,000)            (16,036,240)           (1,306,000)
  Issuance of notes payable                74,961,068              27,440,000              84,411,068            39,895,000
  Repayment of notes payable              (77,320,775)            (24,835,000)            (86,820,775)          (38,465,000)
                                  -----------------------  --------------------------------------------------------------------
      Net cash provided by (used
       in) financing activities   $          (675,993)     $         (256,054)    $       (1,448,935)   $       (2,067,944)

                                  -----------------------  --------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS              $         1,366,097      $          479,657     $           947,575   $          (565,126)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          225,236                 164,101                 643,758             1,208,884
                                  -----------------------  --------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $         1,591,333      $          643,758     $         1,591,333   $           643,758
                                  =======================  ====================================================================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                       $         3,122,958      $        3,179,137     $         4,579,872   $         4,922,326
   Income taxes (net of refunds)  $           279,308      $          140,166     $         1,269,708   $           140,166


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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2003 and 2002, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to our Annual Report on Form 10-K for the year ended June 30, 2002. Certain reclassifications have been made to prior-period amounts to conform to the 2003 presentation.

(3) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income before cumulative effect of a change in accounting principle for the three, nine and twelve months ended March 31, 2003. Pro forma net income and earnings per share have not been presented for the three, nine and twelve months ended March 31, 2002 and for the twelve months ended March 31, 2003 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income.

(4) In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, entitled Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 was effective July 1, 2002. The impact of implementation on our financial position and results of operations was not material.

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

(6) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $140,000 as of March 31, 2003. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

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

(9) On February 18, 2003, we completed the sale of the aggregate principal amount of $20,000,000 of 7.00% Debentures due 2023. We used the net proceeds to repay short-term debt and to redeem our 8.30% Debentures outstanding in the aggregate principal amount of $14,806,000. Loss on extinguishment of debt of $1,127,000 was deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

(10) Delta and its subsidiaries are not parties to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(11) During July 2001, the Kentucky Public Service Commission required an independent audit of the gas procurement activities of Delta and four other gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impact on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with a reliable supply of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the prior year, including changes in natural gas wholesale markets, and required the audits to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The consultants that were selected by the Kentucky Public Service Commission issued their final report on November 15, 2002. The report contains sixteen procedural and reporting-related recommendations applicable to us in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. In January 2003, we responded to the consultants with our comments on action plans they had drafted relating to the recommendations. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations.

(12) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery clause approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. Therefore, the segments have similar risks and rewards.


     External and intersegment revenues and net income by business segment are as follows:

                                    Three              Nine          Twelve
                                    Months            Months          Months
                                    Ended             Ended           Ended
                                   March 31,         March 31,       March 31,
                                     2003              2003            2003
    ($000)
    Revenues
      Regulated
        External customers           24,910           38,636          46,211
        Intersegment                    834            2,441           3,118
          Total regulated            25,744           41,077          49,329
                                     ------           ------          ------
      Non-regulated
        External customers            6,307           15,236          18,594
        Intersegment                   -                -               -
                                     ______         ________          ______
          Total non-regulated         6,307           15,236          18,594

    Eliminations for
         Intersegment                  (834)          (2,441)         (3,118)
                                     ------           ------          ------

         Total operating revenues    31,217           53,872          64,805
                                     ======           ======          ======

   Net Income
     Regulated                        3,311            2,581           2,417
     Non-regulated                      947            1,379           1,621
                                        ---            -----           -----
                                      4,258            3,960           4,038
                                     ======            =====           =====


                                     Three              Nine          Twelve
                                    Months            Months          Months
                                    Ended             Ended           Ended
                                   March 31,         March 31,       March 31,
                                     2002              2002            2002
 ($000)
 Revenues
   Regulated
     External customers              20,766           32,797           42,248
     Intersegment                       832            2,372            3,097
                                     ------            -----            -----
        Total regulated              21,598           35,169           45,345
                                     ------           ------           ------
   Non-regulated
      External customers              4,392           12,141           17,466
      Intersegment                       -             1,691            2,671
        Total non-regulated           -----            -----            -----
                                      4,392           13,832           20,137
  Eliminations for
      Intersegment                     (832)          (4,063)          (5,768)
                                      ------           ------           ------
       Total operating revenues       25,158          44,938           59,714
                                      ======          ======           ======

Net Income
  Regulated                            3,512           2,784            2,429
    External customers                  233              775            1,073
                                       -----          ------            ------
        Total net income               3,745           3,559            3,502
                                       =====           =====            =====

     Effective January 1, 2002, the non-regulated segment discontinued the practice of selling gas to the regulated segment. This led to a decline in intersegment revenues for the three, nine and twelve months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------------------

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

     We made capital expenditures of $5,921,106 during the first nine months of fiscal 2003. We expect capital expenditures for fiscal 2003 to be approximately $9.8 million. We will make these capital expenditures for system extensions and for the replacement and improvement of existing transmission, distribution, gathering and general facilities.

     We generate internally only a portion of the cash necessary for our capital expenditure requirements on an interim basis through a short-term line of bank credit. Our current available line of bank credit is $40 million, of which $16,995,293 was borrowed at March 31, 2003. On October 31, 2002, we replaced a line of credit with Bank One, Kentucky, NA, with a new $40,000,000 line of credit with Branch Banking and Trust Company. This new line of credit is on substantially the same terms as the former line of credit and extends through October 31, 2003.

     We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities. In March 2003, we used the net proceeds of $19,270,000 from our $20,000,000 sale of 7% Debentures to redeem $14,806,000 aggregate principal amount of our 8.3% Debentures due 2026, and to pay down a portion of our short-term notes payable. In May, 2003, we used the net proceeds of $12,310,000 from our sale of 600,000 shares of common stock to pay down our short-term notes payable.

     Below, we summarize our primary cash flows during the nine and twelve month periods ending March 31, 2003 and 2002:

                                                Nine Months Ended March 31,
                                               2003                    2002
                                               ----                    ----
 Provided by operating activities     $     7,963,196          $  7,325,735
 Used in investing activities              (5,921,106)           (6,590,024)
 Used in financing activities                (675,993)             (256,054)
                                      ----------------------  ---------------
   Net increase in cash
      and cash equivalents            $   1,366,097           $    479,657
                                      ======================  ===============

     The net increase in cash and cash equivalents for the nine months ended March 31, 2003 was greater than the net increase in cash and cash equivalents for the nine months ended March 31, 2002 due to an increase in cash provided by operating activities and a decrease in cash used in investing activities offset by an increase in cash used in financing activities. The increase in cash provided by operating activities was due to changes in accounts receivable, gas in storage and deferred recovery of gas cost. The decrease in cash used in investing activities resulted from a decrease in capital expenditures. The increase in cash used in financing activities resulted from increased repayment of short-term debt, offset by increased long-term borrowings.

                                           Twelve Months Ended March 31,
                                         2003                   2002
                                         ----                   ----
 Provided by operating activities  $    11,149,357       $    11,110,203
 Used in investing activities           (8,752,847)           (9,607,385)
 Used in financing activities           (1,448,935)           (2,067,944)
                                   -------------------   --------------------
   Net increase (decrease) in
      Cash and cash equivalents    $        947,575      $       (565,126)
                                   ===================   ====================

     For the twelve months ended March 31, 2003, we had a $948,000 net increase in cash and cash equivalents compared to a $565,000 net decrease in cash and cash equivalents for the year ended March 31, 2002. This variation resulted from decreases in cash used in financing and investing activities and an increase in cash provided by operating activities. The decrease in cash used in financing activities resulted from increased long-term borrowings offset by decreased short-term repayments. The decrease in cash used in investing activities resulted from a decrease in capital expenditures. The increase in cash provided by operating activities was due to changes in deferred income taxes, accounts receivable, gas in storage, advance recovery of gas cost and accounts payable.

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


Operating Revenues

     In the following table we set forth variations in revenues for the three, nine and twelve months ended March 31, 2003 compared with the same periods in the preceding year:

                                                    Increase (Decrease)
                                                   2003 Compared to 2002
                                              ------------------------------
                                                 Three        Nine       Twelve
                                                 Months   Months Ended   Months
                                                 Ended      March 31     Ended
                                                March 31                March 31

      Increase (decrease) in our
      regulated revenues
             Gas rates                            1,657       1,024       (697)
             Weather normalization adjustment    (1,231)     (1,883)    (1,812)
             Sales volumes                        3,668       6,457      6,134
             On-system transportation                20         101        130
             Off-system transportation               29         223        253
             Other                                    3         (13)       (24)
                                                  -----         ----       ---
               Total                              4,146        5,909     3,984
                                                --------       -----     -----

      Increase (decrease) in our
      non-regulated revenues
         Gas rates                                2,287        3,058     2,028
         Sales volumes                             (367)      (1,656)   (3,571)
         Other                                       (5)           2       -
                                                    ----       -----    -----
           Total                                  1,915        1,404    (1,543)
                                                  -----        -----    ------

             Total increase in our revenues       6,061        7,313     2,441

      Decrease (increase) in our
      intersegment revenues                          (2)       1,622     2,650
                                                    ----       -----     -----

      Increase in our consolidated revenues       6,059        8,935     5,091
                                                  =====        =====     =====



                                                   Increase (Decrease)
                                                 2003 Compared to 2002

                                                 Three        Nine    Twelve
                                                 Months      Months    Months
                                                 Ended       Ended      Ended
                                                                       March 31
                                                March 31    March 31   ------
                                                --------    --------

Percentage increase in our regulated volumes

           Gas sales                              18.8%      21.4%        15.6%
           On-system transportation               10.8%      11.0%        12.1%
           Off-system transportation              18.7%      23.7%        14.3%

Percentage  decrease  in our  non-regulated
gas sales  volumes                                (8.4%)    (13.0%)      (17.6%)



     Heating degree days billed were 121%, 100% and 109% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2003, respectively, as compared with 101%, 78% and 87% for the similar periods of 2002. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increases in operating revenues for the three, nine and twelve months ended March 31, 2003 of $6,059,000, $8,935,000 and $5,091,000, were primarily due to the 18.8%, 21.4% and 15.6% increases, respectively, in sales volumes in the regulated business because of the significantly colder weather in 2003, as well as increased gas costs reflected in higher sales prices for the three and nine month periods.

Operating Expenses

     The following table sets forth certain variations in purchased gas expense for the three, nine, and twelve months ended March 31, 2003 compared with the same periods in the preceding year:


                                                  Increase (Decrease)
                                                 2003 Compared to 2002

                                        Three Months   Nine       Twelve Months
                                          Ended     Months Ended      Ended
                                         March 31     March 31       March 31
                                        --------     --------       --------
 ($000)
 Increase (decrease) in our regulated
 gas expense
          Gas rates                       1,978           991           (665)
          Purchase volumes                2,090         4,348          4,123
                                         ------        ------          -----
            Total                         4,068         5,339          3,458
                                         ------        ------          -----

 Increase (decrease) in our
 non-regulated gas expense
     Gas rates                              978         1,490            (93)
     Purchase volumes                      (279)       (1,368)        (2,794)
     Transportation expenses                  2            69             21
                                         ------        ------             --
       Total                                701           191         (2,866)
                                         ------        ------         ------

       Total increase in gas expense      4,769         5,530           592

   Decrease (increase)in our
     intersegment gas expense
                                             (2)        1,622          2,650
                                          ------        ------         -----

         Increase in our consolidated
         gas expense                      4,767         7,152          3,242
                                         ======        ======          =====


     The increase in purchased gas expense for the three, nine and twelve months ended March 31, 2003 of $4,767,000, $7,152,000 and $3,242,000, were primarily attributable to the 18.8%, 21.4% and 15.6% increases, respectively, in sales volumes in the regulated business because of the significant colder weather in fiscal year 2003. The increase in gas expense for the three months ended March 31, 2003 is also attributable to the 14.8% increase in gas prices compared to March 31, 2002.

     The increase in operation and maintenance expense of $797,000 for the nine months ended March 31, 2003 was primarily due to an increase in bad debt expense resulting from higher gas rates and colder winter weather, as well as an increase in benefit costs.

     The increase in taxes other than income taxes for the nine months ended March 31, 2003 of $129,000 was primarily due to increased property taxes.

     The increase in income taxes for the three, nine and twelve months ended March 31, 2003 of $330,000, $322,000 and $349,000, respectively, is attributable to the increase in net income before income tax. The increase in net income is largely attributable to the increase in operating income, which increased 13%, 5% and 5%, respectively, for the three, nine and twelve months ended March 31, 2003.

     The increase in interest charges for the three months ended March 31, 2003 of $124,000 is a result of higher effective interest rates and increased borrowings. The higher effective interest rates resulted from replacing a portion of our short-term notes payable, which bears interest determined at the London Interbank Offered Rate plus 1% (one hundred basis points), with our newly issued 7.00% Debentures. This increase was partially offset by refinancing our 8.30% Debentures with a portion of the 7.00% Debentures.


Basic and Diluted Earnings Per Common Share

     For the three, nine and twelve months ended March 31, 2003 and 2002, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our dividend reinvestment plan and employee stock purchase plan.

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

     The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income before cumulative effect of a change in accounting principle for the three, nine and twelve months ended March 31, 2003. Pro forma net income and earnings per share have not been presented for the three, nine and twelve months ended March 31, 2002 and for the twelve months ended March 31, 2003 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, entitled Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 was effective July 1, 2002. The impact of implementation on our financial position and results of operations was not material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas. Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. We have minimal price risk resulting from these forward gas purchase and storage arrangements, because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism.

     As part of our non-regulated transportation activities we sometimes contract with our transportation customers to acquire gas that will transport to these customers. At the time we make a sales commitment to these customers, we attempt to cover this position immediately with gas purchase commitments matched to the terms of the related sales contract. By immediately covering our obligation under the contracts with our transportation customers, we are able to minimize our price volatility risk.

     None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under Statement No. 133 entitled Accounting for Derivatives Instruments and Hedging Activities.

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. Based on the amount of our outstanding short-term line of credit on March 31, 2003, a one percent increase (decrease) in our average interest rates would result in a decrease (increase) in our annual pre-tax net income of $170,000.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Glenn R. Jennings, our President and Chief Executive Officer, and John F. Hall, our Vice President-Finance, Secretary and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Jennings and Hall concluded that, as of the date of their evaluation, our disclosure controls were effective.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits.

 3(a) Registrant's Amended and Restated Articles of Incorporation.

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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


                                          DELTA NATURAL GAS COMPANY, INC.
                                         (Registrant)


                                         -/s/Glenn R. Jennings-----------------
         DATE:  May 13, 2003              Glenn R. Jennings
                                          President and Chief Executive Officer
                                         (Duly Authorized Officer)



                                         -/s/John F. Hall----------------------
                                          John F. Hall
                                          Vice President - Finance, Secretary
                                          and Treasurer
                                         (Principal Financial Officer)



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


         Date:  May 13, 2003

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



Date: May 13, 2003

EXHIBIT 99.1




                                    CERTIFICATE PURSUANT TO
                                    18 U.S.C. SECTION 1350,
                                    AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


May 13, 2003

EXHIBIT 99.2




                        CERTIFICATE PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



May 13, 2003