Form 10-Q
period 2003-09-30
DELTA NATURAL GAS CO INC
filed 2003-11-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         -----

         For the quarterly period ended September 30, 2003

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

                         Common Shares, Par Value $1.00 Per Share
                  3,179,086 Shares Outstanding as of September 30, 2003.






                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                 Three Months Ended                       Twelve Months Ended
                                                   September 30,                            September 30,
                                              2003                 2002                  2003          2002
                                              ----                 ----                  ----           ----


OPERATING REVENUES                       $   10,137,842      $   7,153,282        $  71,364,822    $ 55,824,171

OPERATING EXPENSES

  Purchased gas                          $    6,487,414      $   3,626,250        $  43,852,834    $ 30,136,188

  Operation and maintenance                   2,528,076          2,444,638           10,740,989       9,847,719

  Depreciation and depletion                  1,065,992          1,042,502            4,264,697       4,146,135

  Taxes other than income taxes                 378,282            364,826            1,523,568       1,372,015

  Income tax expense                           (539,800)          (556,543)           2,470,100       2,168,357

    Total operating expenses             $    9,919,964      $   6,921,673        $  62,852,188    $ 47,670,414

OPERATING INCOME                                217,878            231,609            8,512,634       8,153,757

OTHER INCOME AND DEDUCTIONS, NET                 10,880             11,273               47,251          22,739

INTEREST CHARGES                              1,092,483          1,145,759            4,581,754       4,664,335

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                              $     (863,725)     $    (902,877)       $   3,978,131    $  3,512,161

CUMULATIVE EFFECT OF A CHANGE IN

  ACCOUNTING PRINCIPLE NET OF
  INCOME TAXES OF $55,000 (NOTE 3)                    -            (88,370)                   -         (88,370)

NET INCOME (LOSS)                        $     (863,725)     $    (991,247)       $   3,978,131    $  3,423,791


BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE BEFORE CUMULA-
   TIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                  $        (.27)      $       (.36)        $        1.43    $       1.39


CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                              -               (.03)                  -              (.03)

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                      $        (.27)      $       (.39)        $        1.43     $       1.36


WEIGHTED AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING (BASIC AND
  DILUTED)                                    3,173,446          2,537,691            2,789,565         2,523,041



DIVIDENDS DECLARED PER COMMON SHARE      $        .295       $       .295         $       1.180     $       1.165


                  The accompanying notes to consolidated financial statements are an integral part of these statements.




             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                         ASSETS               September 30, 2003        June 30, 2003      September 30, 2002
                                              ------------------        -------------      ------------------

GAS UTILITY PLANT, AT COST                    $    166,660,124      $     163,745,044   $     158,780,385
  Less-Accumulated provision
    for depreciation                               (53,398,305)           (52,383,975)        (50,140,256)
                                              ------------------   --------------------- --------------------
      Net gas plant                           $    113,261,819      $     111,361,069   $     108,640,129
                                              -------------------   ------------------- ---------------------

CURRENT ASSETS
  Cash and cash equivalents                   $        200,446      $       1,420,014   $         287,667
  Accounts receivable - net                          3,856,554              4,566,777           2,649,453
  Gas in storage, at average cost                   11,910,631              5,090,440           8,662,990
  Deferred gas costs                                 5,345,353              4,291,824           4,944,273
  Materials and supplies, at first-in,
     First-out cost                                    473,430                552,479             545,014
  Prepayments                                          953,391                467,149           1,252,364
                                              -------------------   ------------------- ---------------------
      Total current assets                    $     22,739,805      $      16,388,683   $      18,341,761
                                              -------------------   ------------------- ---------------------

OTHER ASSETS
  Cash surrender value of
    Officers' life insurance                  $        356,137      $         356,137   $         344,687
  Note receivable from officer                         128,000                134,000             152,000
  Prepaid pension                                            -                      -           2,092,344
  Unamortized debt expense and other                 4,274,249              4,333,900           3,146,475
                                              -------------------   ------------------- ---------------------
      Total other assets                      $      4,758,386      $       4,824,037   $       5,735,506
                                              -------------------   ------------------- ---------------------
        Total assets                          $    140,760,010      $     132,573,789   $     132,717,396
                                              ===================   =================== =====================

         LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION (see Consolidated
  Statements of Changes in
  Shareholders' Equity)
  Common shareholders' equity
    Common shares                             $      3,179,086      $       3,166,940   $       2,544,479
    Premium on common shares                        43,731,668             43,462,433          30,622,311
    Capital stock expense                           (2,598,146)            (2,598,146)         (1,925,392)
    Accumulated other comprehensive loss            (2,050,636)            (2,050,636)                  -
    Retained earnings                                2,110,947              3,912,006           1,507,095
                                              -------------------   ------------------- ---------------------
      Total common shareholders' equity       $     44,372,919      $      45,892,597   $      32,748,493
  Long-term debt                                    53,332,000             53,373,000          48,547,000
                                              -------------------   ------------------- ---------------------
      Total capitalization                    $     97,704,919      $      99,265,597   $      81,295,493
                                              -------------------   ------------------- ---------------------

CURRENT LIABILITIES
  Notes payable                               $     14,333,466      $       1,031,099   $      26,945,000
  Current portion of long-term debt                  1,650,000              1,650,000           1,750,000
  Accounts payable                                   6,211,749             10,624,087           3,746,667
  Accrued taxes                                        971,184                797,224             709,353
  Refunds due customers                                      -                      -              69,658
  Customers' deposits                                  432,007                442,315             433,663
  Accrued interest on debt                           1,509,168                902,673           1,542,860
  Accrued vacation                                     576,388                576,388             558,066
  Other accrued liabilities                            501,184                587,158             401,818
                                              -------------------   ------------------- ---------------------
      Total current liabilities               $     26,185,146      $      16,610,944   $      36,157,085
                                              -------------------   ------------------- ---------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                       $     14,844,431      $      14,844,431   $      14,078,273
  Investment tax credits                               355,000                364,600             404,600
  Regulatory liability                                 484,950                491,325             555,650
  Minimum pension liability                            898,164                716,780                   -
  Advances for construction and other                  287,400                280,112             226,295
                                              -------------------   ------------------- ---------------------
      Total deferred credits and other        $     16,869,945      $      16,697,248   $      15,264,818
                                              -------------------   ------------------- ---------------------
Commitments and Contingencies
           Total liabilities and
        shareholders' equity                  $    140,760,010      $     132,573,789   $     132,717,396
                                              ===================   =================== =====================


            Delta Natural Gas Company, Inc. and Subsidiary Companies
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                   Three Months Ended                Twelve Months Ended
                                                      September 30,                      September 30,
                                                2003              2002              2003              2002
                                               ----              ----              ----              ----

    Common Shares

       Balance, beginning of period          $ 3,166,940       $ 2,530,079       $ 2,544,479       $ 2,507,962
        Common stock offering                   -                        -           600,000               -
        Dividend reinvestment and
         stock purchase plan                       7,640             9,672            28,789            30,817
        Employee stock purchase plan
         and other                                 4,506             4,728             5,818             5,700
                                             -----------       -----------       -----------       -----------

       Balance, end of period                $ 3,179,086       $ 2,544,479       $ 3,179,086       $ 2,544,479
                                             ===========       ===========       ===========       ===========

    Premium on Common Shares
       Balance, beginning of period          $43,462,433       $30,330,330       $30,622,311       $29,884,362
        Premium on issuance of
         common shares
        Common stock offering                          -                 -        12,360,000                 -
        Dividend reinvestment and
         stock purchase plan                     168,912           193,497           620,321           619,438
        Employee stock purchase
         plan and other                          100,323            98,484           129,036           118,511
                                             -----------       -----------       -----------       -----------

       Balance, end of period                $43,731,668       $30,622,311       $43,731,668       $30,622,311
                                             ===========       ===========       ===========       ===========

    Capital Stock Expense
       Balance, beginning of period          $(2,598,146)      $(1,925,431)      $(1,925,392)      $(1,925,431)
        Common stock offering                         -           -                 (672,754)         -
        Dividend reinvestment and
         stock purchase plan                    -                       39                 -                39
                                            ------------       -----------       ------------      -----------

       Balance, end of period                $(2,598,146)      $(1,925,392)      $(2,598,146)      $(1,925,392)
                                             ===========       ===========       ===========       ===========

    Accumulated Other Comprehensive Loss
       Balance, beginning of period          $(2,050,636)       $         -      $         -       $         -
        Minimum pension liability
         adjustment, net of tax
         benefit of $1,335,800               _         -       _         -        (2,050,636)      _         -
                                              -----------       -----------      -----------        ----------

       Balance, end of period                $(2,050,636)      $         -       $(2,050,636)      $         -
                                             ===========       ============      ===========       ===========




                 The accompanying notes to consolidated financial statements are an integral part of these statements


                                       Delta Natural Gas Company, Inc. and Subsidiary Companies
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (cont'd)
                                                              (UNAUDITED)

                                                     Three Months Ended                       Twelve Months Ended
                                                        September 30,                            September 30,
                                                   2003                 2002                 2003                2002
                                                   ----                 ----                 ----                ----

     Retained Earnings

       Balance, beginning of period            $ 3,912,006           $ 3,247,299         $ 1,507,095          $ 1,022,785
         Net income                               (863,725)             (991,247)          3,978,131            3,423,791
         Cash dividends declared on
         common shares (See
         Consolidated Statements
         of Income for rates)                     (937,334)             (748,957)         (3,374,279)          (2,939,481)
                                               -----------           -----------         -----------          -----------

       Balance, end of period                  $ 2,110,947           $ 1,507,095         $ 2,110,947          $ 1,507,095
                                               ===========           ===========         ===========          ===========

     Common Shareholders' Equity
       Balance, beginning of period            $45,892,597           $34,182,277         $32,748,493          $31,489,678
         Comprehensive income
           Net income (loss)                      (863,725)             (991,247)          3,978,131            3,423,791
           Other comprehensive loss                     -                     -          (2,050,636)                   -
                                                ----------            -----------        -----------            ---------
             Comprehensive income
             (loss)                            $  (863,725)          $  (991,247)        $ 1,927,495          $ 3,423,791
         Issuance of common stock                  281,381               306,420          13,071,210              774,505
         Dividends on common stock                (937,334)             (748,957)         (3,374,279)          (2,939,481)
                                               -----------           -----------         -----------          -----------

       Balance, end of period                  $44,372,919           $32,748,493         $44,372,919          $32,748,493
                                               ===========           ===========         ===========          ===========


                 The accompanying notes to consolidated financial statements are an integral part of these statements.



                DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                        Three Months Ended               Twelve Months Ended
                                                           September 30,                    September 30,
                                                     2003                 2002        2003               2002
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net income (loss)                        $     (863,725)  $       (991,247) $     3,978,131   $      3,423,791
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities
      Cumulative effect of a
       change in accounting
       principle                                        -             88,370               -              88,370
      Depreciation, depletion
       and amortization                         1,121,386          1,082,525        4,551,106          4,311,088
      Deferred income taxes and
       investment tax credits                     (15,975)            (6,375)       1,981,658          1,110,916
      Other - net                                 143,541            136,731          682,617            563,526
  (Increase) decrease in assets                (7,554,899)        (2,995,112)      (5,669,232)         1,466,218
  Increase (decrease) in
    liabilities                                (2,856,779)        (1,705,121)       3,463,315           (227,468)
                                           ---------------------------------------------------- --------------------
      Net cash provided by (used
        in) operating activities           $   10,026,451)  $     (4,390,229) $     8,987,595   $     10,736,441
                                           ---------------------------------------------------- --------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                     $   (3,798,531)  $     (2,641,803) $    (9,433,565)  $     (9,435,745)
                                           ---------------------------------------------------- --------------------
      Net cash used in
        investing activities               $   (3,798,531)  $     (2,641,803) $    (9,433,565)  $     (9,435,745)
                                           ---------------------------------------------------- --------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock                $     (937,334)  $       (748,957) $    (3,374,279)  $     (2,939,481)
  Issuance of common stock, net                   281,381            306,420       13,071,210            774,505
  Issuance of long-term debt                            -                  -       20,000,000                  -
  Long-term debt issuance expense                       -                  -         (819,408)                 -
  Repayment of long-term debt                     (41,000)           (53,000)     (15,907,240)        (1,309,000)
  Issuance of notes payable                    19,333,072         11,610,000       92,279,083         35,530,000
  Repayment of notes payable                   (6,030,705)        (4,020,000)    (104,890,617)       (33,715,000)
                                           ---------------------------------------------------- --------------------
      Net cash provided by (used
        in) financing activities           $   12,605,414   $      7,094,463  $       358,749   $     (1,658,976)
                                           ---------------------------------------------------- --------------------

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS                 $   (1,219,568)  $         62,431  $       (87,221)  $       (358,280)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            1,420,014            225,236          287,667            645,947
                                           ---------------------------------------------------- --------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             $      200,446   $        287,667  $       200,446   $        287,667
                                           ==================================================== ====================


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                                $      426,337   $        725,565  $     4,402,091   $      4,528,537
   Income taxes (net of refunds)           $       45,268   $        301,900  $       168,616   $      1,384,766


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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2003 and 2002, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2003. Certain reclassifications have been made to prior-period amounts to conform to the 2003 presentation.

(3) In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement as of July 1, 2002, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of approximately $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and depletion expenses and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income (loss) before cumulative effect of a change in accounting principle for the three and twelve months ended September 30, 2003 and 2002. Pro forma net income and earnings per share have not been presented for the twelve months ended September 30, 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income. We also have asset retirement obligations which have indeterminate settlement dates. These obligations, relating to gas wells and lines at our storage facility and compressor station sites, are not recorded until an estimated range of potential settlement dates is known, according to Statement No. 143. As allowed for ratemaking purposes and Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely. Approximately $700,000 of accrued cost of removal for obligations outside of the scope of Statement No. 143 is recorded in the accumulated provision for depreciation on the accompanying balance sheet as of September 30, 2003.

(4) In April, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, entitled Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The changes in Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Statement No. 149 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

(5) In May, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, entitled Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 was developed in response to concerns relating to classification in the consolidated balance sheet of certain financial instruments that have characteristics of both liabilities and equity. Statement No. 150 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

(6) In September, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved for final issuance the Statement of Position entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The purpose of the Statement of Position is to create consistency in capitalization criteria. This Statement of Position is expected to be issued in the first quarter of calendar 2004 and will be effective July 1, 2005. We are currently analyzing the potential impact of this Statement of Position on our financial position and results of operations.

(7) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $128,000 as of September 30, 2003. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(8) Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity takes place during these warmer months. As a result, we meet our cash needs for operations and construction during the warmer non-heating months partially through short-term borrowings, classified as notes payable in the accompanying balance sheets.

     Our line of credit agreement and the indentures relating to all of our publicly held debentures contain defined "events of default" which, among other things, can make the obligation immediately due and payable. Of these, we consider the following covenants to be most significant:

o Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and

o We may not assume any additional mortgage indebtedness in excess of $2,000,000 without effectively securing all Debentures equally to such additional indebtedness.

     Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit and all of the Debentures. We were not in default on any of our line of credit or Debenture agreements during any period presented.

(9) We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(10) During July, 2001, the Kentucky Public Service Commission required an independent audit of our gas procurement activities and the gas procurement activities of four other gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impacts on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with reliable supplies of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the prior year, including changes in natural gas wholesale markets. It required the auditors to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The auditors were selected by the Kentucky Public Service Commission. Their final report, dated November 15, 2002, contains 16 procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. In January, 2003, we responded to the auditors with our comments on action plans they drafted relating to the recommendations. Our first status report on the action plans for the 16 recommendations was filed with the Kentucky Public Service Commission in September, 2003. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations.

(11) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments come from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2003. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenue and expense is recorded at our tariff rates. Operating expenses, taxes and interest are allocated to the non-regulated segment.

     Segment information is shown below for the periods:

                              Three Months Ended          Twelve Months Ended
                                  September 30,              September 30,
                               2003           2002        2003         2002
 ($000)                        ----           ----        ----         ----

Revenues
   Regulated
     External customers         4,475         3,466       48,777       40,303
     Intersegment                 731           709        3,152        3,036
                                -----         -----       ------       ------
        Total regulated         5,206         4,175       51,929       43,339
                                -----         -----       ------       ------
   Non-regulated
     External customers         5,663         3,687       22,588       15,521
     Intersegment                   -            -            -           694

        Total non-regulated     5,663         3,687       22,588       16,215

Eliminations for intersegment    (731)         (709)     (3,152)      (3,730)
                                 ----           ----      ------       ------
Total operating revenue        10,138          7,153      71,365       55,824
                               ======          =====      ======       ======

Net Income (Loss)
   Regulated                   (1,021)        (1,114)      2,441        2,614
   Non-regulated                  157            123       1,537          810
                                  ---            ---       -----          ---
       Total net income (loss)   (864)          (991)      3,978        3,424
                                 ====           ====       =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES


     Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity takes place during these warmer months. As a result, we meet our cash needs for operations and construction during the warmer non-heating months partially through short-term borrowings.

     Our capital expenditures for fiscal 2004 are expected to be $8.4 million. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.

     We generate internally only a portion of the cash necessary for our capital expenditure requirements. We finance the balance of our capital expenditures on an interim basis through a short-term line of bank credit. Our current available line of credit is $40,000,000, of which $14,333,000 was borrowed at September 30, 2003, classified as notes payable in the accompanying balance sheets. The line of credit is with Branch Banking and Trust Company and extends through October 31, 2004.

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


     Below, we summarize our primary cash flows during the three and twelve month periods ending September 30, 2003 and 2002:

  ($000)                                                Three Months           Twelve Months Ended
                                                           Ended                  September 30,
                                                       September 30,
                                                    2003          2002         2003         2002
                                                    ----          ----         ----         ----

  Provided by (used in) operating activities       (10,026)      (4,390)       8,988       10,736

  Used in investing activities                      (3,799)     (2,642)       (9,434)      (9,435)

  Provided by (used in) financing activities        12,605        7,094          359       (1,659)
                                                   -------      -------       ------      -------

  Increase (decrease) in cash
    and cash equivalents                            (1,220)          62          (87)        (358)
                                                   =======      =======       ======      =======


     For the three months ended September 30, 2003, we had a $1,220,000 decrease in cash and cash equivalents compared to a $62,000 increase in cash and cash equivalents for the three months ended September 30, 2002. This additional $1,282,000 of cash used resulted primarily from increased cash needs of $6,537,000 for gas stored underground, gas accounts payable and deferred gas costs due to the increase of gas prices between periods. In addition, we used $1,157,000 more cash for capital expenditures. These increased cash needs were partially met with $5,712,000 of increased borrowings on our short-term line of bank credit.

     For the twelve months ended September 30, 2003, we had a $87,000 decrease in cash and cash equivalents compared to a $358,000 decrease in cash and cash equivalents for the twelve months ended September 30, 2002. This additional $271,000 of cash provided resulted from increased cash needs of $2,915,000 for gas stored underground, gas accounts payable and deferred gas costs due to the increase of gas prices between periods offset by $1,167,000 of additional cash provided by various operating activities and $2,018,000 of additional cash provided by the various financing activities throughout the year, including the issuance of long-term debt and common equity and the repayment of short-term debt.

     Cash provided by operating activities primarily consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital. We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the foreseeable future.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the sales prices of our retail gas we sell to and transport for our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services.


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

Operating Revenues

     In the following table we set forth variations in our revenues for the three and twelve months ended September 30, 2003 compared with the same periods in the preceding year:

       ($000)                                       2003 Compared to 2002
                                                    ---------------------

                                                 Three Months     Twelve Months
                                                   Ended              Ended
                                               September 30,       September 30,
Increase (decrease) in our
 regulated revenues
        Gas rates                                        748             3,969
        Weather normalization adjustment                   -            (1,619)
        Sales volumes                                    113             5,785
        On-system transportation                          41                91
        Off-system transportation                        124               355
        Other                                              5                 9
                                                     -------           -------
          Total                                        1,031             8,590
                                                     -------           -------

Increase (decrease) in our non-
 regulated revenues
        Gas rates                                      1,706             6,043
        Sales volumes                                    268               324
        Other                                              2                 6
                                                     -------          --------
          Total                                        1,976             6,373
                                                     -------          --------

Decrease (increase) in our intersegment revenues
                                                         (22)              578
                                                     -------          --------

        Increase in our consolidated revenues          2,985            15,541
                                                     =======          ========

================================================================================

Percentage increase in our regulated
 volumes
        Gas sales                                        3.9              15.6
        On-system transportation                         7.0               8.7
        Off-system transportation                       30.4              25.5
Percentage increase (decrease) in our
 non-regulated gas sales volumes                         7.3               2.0


     Heating degree days billed were 106% of normal thirty year average temperatures for the twelve months ended September 30, 2003 as compared with 89% of normal temperatures in 2002. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increase in operating revenues for the three months ended September 30, 2003, of $2,985,000 was primarily due to a 62.3% increase in gas costs reflected in higher sales prices.

     The increase in operating revenues for the twelve months ended September 30, 2003 of $15,541,000 was primarily due to a 30.2% increase in gas costs reflected in higher sales prices as well as a 15.6% increase in our regulated volumes because of the significantly colder weather in 2003. These increases, however, were offset to some extent because unusually cold temperatures resulted in the reduction of our rates through the normal operation of our weather normalization adjustment tariff.


  Operating Expenses

     In the following table we set forth variations in our purchased gas expense for the three and twelve months ended September 30, 2003 compared with the same periods in the preceding year:

                                                2003 Compared to 2002

                                      Three Months Ended   Twelve Months Ended
                                         September 30,        September 30,
 Increase in regulated gas expense
        Gas rates                             794                  4,826
        Purchase volumes                       41                  3,055
                                            ------                -------
          Total                               835                  7,881
                                            ------                -------


 Increase in non-regulated gas expense
        Gas rates                           1,720                  4,902
        Purchase volumes                      306                    240
        Transportation expense                 22                    116
                                            ------                -------
          Total                             2,048                  5,258
                                            ------                -------

 Decrease (increase) in intersegment gas expense
                                              (22)                   578
                                            ------                -------

          Increase in consolidated
             gas expense                     2,861                 13,717
                                            ======                =======

     The increase in purchased gas expense for the three months ended September 30, 2003, of $2,861,000 was primarily due to a 62.3% increase in gas costs because of higher prices.

     The increase in purchased gas expense for the twelve months ended September 30, 2003 of $13,717,000 was primarily due to a 30.2% increase in gas costs because of higher prices as well as a 15.6% increase in our regulated volumes.

     The increase in taxes other than income taxes for the twelve months ended September 30, 2003 of $152,000 was primarily due to increased property taxes.

     The increase in income taxes for the twelve months ending September 30, 2003 of $302,000 was due to the increase in net income.


Basic and Diluted Earnings Per Common Share

     For the three and twelve months ended September 30, 2003 and 2002, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Purchase Plan and our May, 2003 Common Stock Offering of 600,000 shares.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.


New Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement as of July 1, 2002, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of approximately $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and depletion expenses and change in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income (loss) before cumulative effect of a change in accounting principle for the three and twelve months ended September 30, 2003 and 2002. Pro forma net income and earnings per share have not been presented for the twelve months ended September 30, 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income. We also have asset retirement obligations which have indeterminate settlement dates. These obligations, relating to gas wells and lines at our storage facility and compressor station sites, are not recorded until an estimated range of potential settlement dates is known, according to Statement No. 143. As allowed for ratemaking purposes and Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely. Approximately $700,000 of accrued cost of removal for obligations outside of the scope of Statement No. 143 is recorded in the accumulated provision for depreciation on the accompanying balance sheet as of September 30, 2003.

     In April, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, entitled Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The changes in Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Statement No. 149 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

     In May, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, entitled Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 was developed in response to concerns relating to classification in the consolidated balance sheet of certain financial instruments that have characteristics of both liabilities and equity. Statement No. 150 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

     In September, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved for final issuance the Statement of Position entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The purpose of the Statement of Position is to create consistency in capitalization criteria. This Statement of Position is expected to be issued in the first quarter of calendar 2004 and will be effective July 1, 2005. We are currently analyzing the potential impact of this Statement of Position on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas. Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. We have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism.

     As part of our unregulated transportation activities, we periodically contract with our transportation customers to acquire gas that will be transported to these customers. At the time we make a sales commitment to one of these customers, we attempt to cover this position immediately with gas purchase commitments that match the terms of the related sales contract in order to minimize our price volatility risk.

     None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under Statement of Financial Accounting Standards No. 133 entitled Accounting for Derivatives Instruments and Hedging Activities.

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $14,333,000 on September 30, 2003 and $26,945,000 on September 30, 2002. Based
on the amount of our outstanding short-term line of credit on September 30, 2003, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $143,000.


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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

-----------------------------------------

(a) Exhibits.

10(a)Modification Agreement extending to October 31, 2004 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company.

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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


                                    DELTA NATURAL GAS COMPANY, INC.
                                    (Registrant)

                                    /s/Glenn R. Jennings
                                    -------------------------------------
  DATE:  November 11, 2003          Glenn R. Jennings
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


                                     /s/John F. Hall
                                     John F. Hall
                                     Vice President - Finance, Secretary
                                     and Treasurer
                                     (Principal Financial Officer)


                                     /s/John B. Brown
                                     -------------------------------------
                                     John B. Brown
                                     Controller
                                     (Principal Accounting Officer)

                                                           EXHIBIT 10(a)

Maker     DELTA NATURAL GAS COMPANY. INC.
          -------------------------------

Address   3617 LEXINGTON RD.                                         9580219605
          WINCHESTER. KY 40391-0000     BB&T                     Customer Number

                                                                       00003

MODIFICATION AGREEMENT

Note Number

$40.000.000.00            10/31/2002     $  40,000.000.00     10/31/2003
 Original Amount of Note  Original Date  Modification Amount  Modification Date

This Modification Agreement (hereinafter "Agreement") is made and entered into this 31st day of October. 2003 by and between DELTA NATURAL GAS COMPANY. INC. , maker(s), maker(s), endorser(s), or other obligor(s) on the Promissory Note (as defined below), hereinafter also referred to as "Borrower"; and Branch Banking and Trust Company, a North Carolina banking corporation, hereinafter referred to as "Bank".

Witnesseth: Whereas, Borrower has executed and delivered to Bank the following documents (collectively, the "Loan Documents"):

(a) a Promissory Note payable to Bank, which Promissory Note includes the original Promissory Note and Addendum dated as of October 31, 2002, in the face principal amount of $40,000,000.00 and all renewals, extensions and modifications thereof, collectively "Promissory Note", said Promissory Note being more particularly identified by description of the original note above;

(b) a Loan Agreement dated October 31, 2002 (hereinafter "Loan Agreement"); and Borrower and Bank agree that said Loan Documents be modified only to the limited extent as is hereinafter set forth; that all other terms, conditions, and covenants of the Loan Documents remain in full force and effect, and that all other obligations and covenants of Borrower, except as herein modified, shall remain in full force and effect, and binding between Borrower and Bank;

NOW THEREFORE, in mutual consideration of the premises, the sum of Ten Dollars ($10) and other good and valuable consideration, each to the other parties paid, the parties hereto agree that

1. The Promissory Note is amended as hereinafter described:

INTEREST RATE, PRINCIPAL AND INTEREST PAYMENT TERM MODIFICATIONS (To the extent no change is made, existing terms continue.

Sections not completed are deleted )
a.   Principal and Interest are payable as follows:

|X| Principal (plus any accrued interest not otherwise scheduled herein) is due in full at maturity on 10/31/2004

|X| Accrued interest is payable Monthly continuing on November 30. 2003 and on the same day of each calendar period thereafter, with one final payment of all remaining interest due on October 31, 2004

b. The eighth grammatical paragraph on page 1 of the Promissory Note is hereby amended and restated so as to read in its entirety as follows: 'This note ('Note') Is given by the Borrower in connection with a Loan Agreement between the Borrower and the Bank dated October 31, 2002 (as amended by that certain Modification Agreement between the Bank and the Borrower dated October 31, 2003) all as executed by the Borrower."

2. The Loan Agreement is amended as hereinafter described:

a. In the paragraph on page 1 of the Loan Agreement, titled "Line of Credit", the date "October 31, 2003" is hereby deleted and the date "October 31, 2004" is inserted in lieu thereof.

b. Section 6.03 of the Loan Agreement is hereby amended and restated so as to read in its entirety as follows: "Issuance of Stock., in any calendar year during the term hereof exclusive of shares of stock (i) issued in calendar year 2003, (ii) pursuant to the Borrower's Dividend Reinvestment Program adopted on November 16, 2000 (under which 75,445 shares remain available), and (iii) pursuant to the Borrower's Employee Stock Purchase Plan (which is approved through June 30, 2004), issue any of its stock to the public or in an exempt transaction whereby such issuances in the aggregate exceed five percent (5%) of the Borrower's currently authorized and outstanding shares of common stock."

c. The definition of "Committed Line Amount" in Section 7.01 of the Loan Agreement is hereby amended and restated so as to read in its entirety as follows: "'Committed Line Amount' shall mean the amount of Forty Million Dollars ($40,000,000.00)."

d. Section 7.16 is hereby deleted in its entirety.

If the Promissory Note and Loan Agreement being modified by this Agreement is signed by more than one person or entity, the modified Promissory Note shall be the joint and several obligation of all signers and the property and liability of each and all of them. It is expressly understood and agreed that this Agreement is a modification only and not a novation. The original obligation of the Borrower as evidenced by the Promissory Note above described is not extinguished hereby. It Is also understood and agreed that except for the modification(s) contained herein said Promissory Note, and any other Loan Documents or Agreements evidencing, securing or relating to the Promissory Note and all singular terms and conditions thereof, shall be and remain in full force and effect. This Agreement shall not release or affect the liability of any co-makers, obligors, endorsers or guarantors of said Promissory Note. Borrower and Debtors)/Grantor(s), if any, jointly and severally consent to the terms of this Agreement, waive any objection thereto, affirm any and all obligations to Bank and certify that there are no defenses or offsets against said obligations or the Bank, including without limitation the Promissory Note. Bank expressly reserves all rights as to any party with right of recourse on the aforesaid Promissory Note.

Borrower agrees that the only interest charge is the interest actually stated in the Promissory Note, and that any loan or origination fee shall be deemed charges rather than interest, which charges are fully earned and non-refundable. It is further agreed chat any late charges are not a charge for the use of money but are imposed to compensate Bank for some of the administrative services, costs and losses associated with any delinquency or default under the Promissory Note, and said charges shall be fully earned and non-refundable when accrued. All other charges imposed by Bank upon Borrower in connection with the Promissory Note and the loan including, without limitation, any commitment fees, loan fees, facility fees, origination fees, discount points, default and late charges, prepayment fees, statutory attorneys' fees and reimbursements for costs and expenses paid by Bank to third parties or for damages incurred by Bank are and shall be deemed to be charges made to compensate Bank for underwriting and administrative services and costs, other services, and costs or losses incurred and to be incurred by Bank in connection with the Promissory Note and the loan and shall under no circumstances be deemed to be charges for the use of money. All such charges shall be fully earned and non-refundable when due.

The Bank may, at its option, charge any fees for the modification, renewal, extension, or amendment of any of the terms of the Promissory Note(s) as permitted by applicable law.

In the words "Prime Rate", "Bank Prime Rate", "BB&T Prime Rate", "Bank's Prime Rate" or "BB&T's Prime Rate" are used in this Agreement, they shall refer to the rate announced by the Bank from time to time as its Prime Rate. The Bank makes loans both above and below the Prime Rate and uses indexes other than the Prime Rate. Prime Rate is the name given a rate index used by the Bank and does not in itself constitute a representation of any preferred rate or treatment.

Unless otherwise provided herein, it is expressly understood and agreed by and between Borrower. Debtors)/Grantor(s) and Bank that any and all collateral (including but not limited to real property, personal property, fixtures, inventory, accounts, instruments, general intangibles, documents, chattel

1373KY (0304)

Page 1 of 2


[GRAPHIC OMITTED] paper, and equipment) given as security to insure faithful performance by Borrower and any other third party of any and all obligations to Bank, however created, whether now existing or hereafter arising, shall remain as security for the Promissory Note as modified hereby.

It is understood and agreed that if Bank has released collateral herein, it shall not be required or obligated to take any further steps to release said collateral from any lien or security interest unless Bank determines, in its sole discretion, that it may do so without consequence to its secured position and relative priority in other collateral; and unless Borrower bears the reasonable cost of such action. No delay or omission on the part of the Bank in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Bank, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same, or of any other right on any further occasion. Each of the parties signing this Agreement regardless of the time, order or place of signing waives presentment, demand, protest, and notices of every kind, and assents to any one or more extensions or postponements of the time of payment or any other indulgences, to any substitutions, exchanges or releases of collateral if at any time there is available to the Bank collateral for the Promissory Note, as amended, and to the additions or releases of any other parties or persons primarily or secondarily liable. Whenever possible the provisions of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is prohibited by or invalid under such law, such provisions shall be ineffective to the extent of any such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. All rights and obligations arising hereunder shall be governed by and construed in accordance with the laws of the same state which governs the interpretation and enforcement of the Promissory Note.

From and after any event of default under this Agreement, the Promissory Note, or any related deed of trust, security agreement or loan agreement, interest shall accrue on the sum of the principal balance and accrued interest then outstanding at the variable rate equal to the Bank's Prime Rate plus 5% per annum ("Default Rate"), provided that such rate shall not exceed at any time the highest rate of interest permitted by the laws of the Commonwealth of Kentucky; and further that such rate shall apply after judgement. In the event of any default, the then remaining unpaid principal amount and accrued but unpaid interest then outstanding shall bear interest at the Default Rate until such principal and interest have been paid in full. Bank shall not be obligated to accept any check, money order, or other payment instrument marked "payment in full" on any disputed amount due hereunder, and Bank expressly reserves the right to reject all such payment instruments. Borrower agrees that tender of its check or other payment instrument so marked will not satisfy or discharge its obligation under this Note, disputed or otherwise, even if such check or payment instrument is inadvertently processed by Bank unless in fact such payment is in fact sufficient to pay the amount due hereunder.

DELTA NATURAL GAS COMPANY, INC.

By                                      /s/Glenn R. Jennings
                                        Glenn R. Jennings, President

BRANCH BANKING AND TRUST COMPANY

By                                      /s/William W. James
                                        William W. James, Senior Vice President

ACCOUNT#/NOTE#

9580210605     00003

LOULibrary/298427.1

         1373KY (0304)

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



Date:  November 11, 2003

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




                                             /s/John F. Hall
                                             John F. Hall
                                             Vice President - Finance,
                                             Secretary & Treasurer



         Date:  November 11, 2003

                                                                   EXHIBIT 32.1




                                  CERTIFICATE PURSUANT TO
                                   18 U.S.C. SECTION 1350,
                                    AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




                                /s/Glenn R. Jennings
                                Glenn R. Jennings
                                President & Chief Executive Officer


November 11, 2003

                                                                 EXHIBIT 32.2




                              CERTIFICATE PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/John F. Hall
                                   John F. Hall
                                   Vice-President - Finance,
                                   Secretary & Treasurer



 November 11, 2003