Form 10-Q
period 2003-12-31
DELTA NATURAL GAS CO INC
filed 2004-02-11
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, DC  20549

                                       FORM 10-Q

         ----X--  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003.


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ------            SECURITIES EXCHANGE ACT OF 1934

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

                                      YES X . NO .
                                          ---    -

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES _______. NO X .
                                    --------    ---

                     Common Shares, Par Value $1.00 Per Share
              3,187,044 Shares Outstanding as of December 31, 2003.




                                                 PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                                    DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended               Six Months Ended               Twelve Months Ended
                                             December 31,                    December 31,                     December 31,
                                         2003           2002            2003           2002             2003                2002
                                         ----           ----            ----          ----              ----                ----


OPERATING REVENUES                 $  16,828,444   $  15,501,819    $ 26,966,286   $ 22,655,101     $  72,691,447    $ 58,745,599
                                  --------------- --------------    -------------  -------------   --------------     ------------

OPERATING EXPENSES
  Purchased gas                    $  10,747,374   $   9,136,048    $ 17,234,788   $ 12,762,298     $  45,464,160    $ 32,482,970
  Operation and maintenance            2,847,033       2,681,083        5,375,109      5,125,721       10,906,942      10,262,310
  Depreciation and depletion           1,096,249       1,060,963        2,162,241      2,103,465        4,319,983       4,169,822
  Taxes other than income taxes          374,121         357,682          752,403        722,508        1,540,006       1,464,724
  Income tax expense (benefit)           229,000         415,100         (310,800)      (141,443)       2,264,000       2,241,457
                                  ---------------  -------------  ---------------  --------------  --------------   --------------

    Total operating expenses       $  15,293,777   $  13,650,876    $  25,213,741  $  20,572,549    $  64,495,091    $ 50,621,283
                                  --------------- --------------  ---------------  --------------  --------------   --------------

OPERATING INCOME                   $   1,534,667   $   1,850,943    $   1,752,545      2,082,552    $   8,196,356    $  8,124,316

OTHER INCOME AND DEDUCTIONS, NET          10,976          11,420           21,856         22,693           46,806          26,976

INTEREST CHARGES                       1,136,616       1,169,598        2,229,099      2,315,357        4,548,772       4,538,117
                                  --------------- --------------  ---------------  --------------  --------------   --------------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE             $     409,027   $     692,765    $   (454,698)  $   (210,112)    $  3,694,390     $  3,613,175

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
    INCOME TAXES
OF $55,000
  (NOTE 3)                                     -               -                -       (88,370)                -         (88,370)
                                  --------------- --------------  ---------------  --------------  --------------   -------------

NET INCOME (LOSS)                  $     409,027   $     692,765    $   (454,698)  $   (298,482)    $   3,694,390    $  3,524,805
                                  =============== ==============  ===============  ==============  ==============   ==============


                    The accompanying notes to consolidated financial statements are an integral part of these statements.




                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                             CONSOLIDATED STATEMENTS OF INCOME (cont'd)(UNAUDITED)

                                         Three Months Ended              Six Months Ended                  Twelve Months Ended
                                              December 31,                  December 31,                       December 31,
                                         2003            2002           2003         2002               2003              2002
                                         ----            ----           ----         ----               ----              ----
BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                       $       .13      $      .27      $     (.14)    $      (.09)      $      1.26     $       1.42

CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                    -          -               -                (.03)    _          -             (.03)
                                 ---------------- -------------- ---------------  ---------------- --------------- ----------------

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE         $       .13      $      .27      $     (.14)    $      (.12)      $      1.26     $      1.39
                                 ================ ============== ===============  ================ =============== ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

  (BASIC AND DILUTED)                3,181,806       2,546,886       3,177,417      2,541,975         2,936,639       2,531,974

DIVIDENDS DECLARED PER
  COMMON SHARE                    $     .295       $    .295       $      .59     $       .59       $      1.18     $      1.17



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                           ASSETS                         December 31, 2003          June 30, 2003         December 31, 2002
                                                          -----------------          -------------         -----------------
      GAS UTILITY PLANT, at cost                       $        168,590,685      $       163,745,044     $        159,950,436
        Less-Accumulated provision
          for depreciation                                      (54,395,018)             (52,383,975)             (50,476,406)
                                                                                 ----------------------- ----------------------
                                                       -----------------------
            Net gas plant                              $        114,195,667      $       111,361,069     $        109,474,030
                                                       -----------------------   ----------------------- ----------------------
      CURRENT ASSETS
        Cash and cash equivalents                      $            329,668      $         1,420,014     $            857,411
        Accounts receivable, less accumulated
          provisions for doubtful accounts of
          $300,000, $350,000 and $300,000                         5,731,990                4,566,777                5,567,581
        Gas in storage, at average cost                          10,451,024                5,090,440                7,381,120
        Deferred gas costs                                        7,364,853                4,291,824                6,706,204
        Materials and supplies, at first-in,
          first-out cost                                            451,043                  552,479                  462,736
        Prepayments                                               1,264,598                  467,149                1,075,934
                                                       -----------------------   ----------------------- ----------------------
            Total current assets                       $         25,593,176      $        16,388,683     $         22,050,986
                                                       -----------------------   ----------------------- ----------------------
      OTHER ASSETS
        Cash surrender value of
          officers' life insurance                     $            356,137      $           356,137     $            344,687
        Note receivable from officer                                122,000                  134,000                  146,000
        Prepaid pension                                                   -                        -                1,924,344
        Unamortized debt expense and other                        4,236,403                4,333,900                3,123,300
                                                       -----------------------   ----------------------- ----------------------
            Total other assets                         $          4,714,540      $         4,824,037     $          5,538,331
                                                       -----------------------   ----------------------- ----------------------

              Total assets                             $        144,503,383      $       132,573,789     $        137,063,347
                                                       =======================   ======================= ======================

             LIABILITIES AND SHAREHOLDERS' EQUITY
      CAPITALIZATION (see Consolidated
       Statements of Changes in Shareholders'
       Equity)
        Common shareholders' equity
        Common shares ($1.00 par value)                $          3,187,044      $         3,166,940     $          2,551,377
        Premium on common shares                                 43,909,593               43,462,433               30,760,732
        Capital stock expense                                    (2,598,146)              (2,598,146)              (1,925,392)
        Accumulated other comprehensive loss                     (2,050,636)              (2,050,636)                       -
        Retained earnings                                         1,582,466                3,912,006                1,448,636
                                                       -----------------------   ----------------------- ----------------------
            Total common shareholders' equity          $         44,030,321      $        45,892,597     $         32,835,353
        Long-term debt                                           53,174,000               53,373,000               48,161,000
                                                       -----------------------   ----------------------- ----------------------
               Total capitalization                    $         97,204,321      $        99,265,597     $         80,996,353
                                                       -----------------------   ----------------------- ----------------------
      CURRENT LIABILITIES
        Notes payable                                  $         17,707,889      $         1,031,099     $         29,037,841
        Current portion of long-term debt                         1,650,000                1,650,000                1,750,000
        Accounts payable                                          7,129,102               10,624,087                5,960,502
        Accrued taxes                                               595,014                  797,224                  785,855
        Refunds due customers                                             -                        -                   49,442
        Customers' deposits                                         559,283                  442,315                  566,968
        Accrued interest on debt                                    896,020                  902,673                1,174,729
        Accrued vacation                                            517,132                  576,388                  558,066
        Other accrued liabilities                                   432,712                  587,158                  441,337
                                                       -----------------------   ----------------------- ----------------------
            Total current liabilities                  $         29,487,152      $        16,610,944     $         40,324,740
                                                       -----------------------   ----------------------- ----------------------
      DEFERRED CREDITS AND OTHER
        Deferred income taxes                          $         15,628,366      $        14,844,431     $         14,589,173
        Investment tax credits                                      345,400                  364,600                  384,600
        Regulatory liabilities                                      466,075                  491,325                  536,275
        Pension liability                                         1,079,514                  716,780                        -
        Advances for construction and other                         292,555                  280,112                  232,206
                                                       -----------------------   ----------------------- ----------------------
      COMMITMENTS AND CONTINGENCIES
                                                       -----------------------   ----------------------- ----------------------
                                                       -----------------------   ----------------------- ----------------------
            Total deferred credits and other           $         17,811,910      $        16,697,248     $         15,742,254
                                                       -----------------------   ----------------------- ----------------------
            Total liabilities and
              shareholders' equity                     $        144,503,383      $       132,573,789     $        137,063,347
                                                       =======================   ======================= ======================

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       Delta Natural Gas Company, Inc. and Subsidiary Companies
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (unaudited)

                                                      Six Months Ended                            Twelve Months Ended
                                                        December 31,                                 December 31,
                                                    2003                 2002                  2003                 2002
                                                    ----                 ----                  ----                 ----
    COMMON SHARES
       Balance, beginning of period               $ 3,166,940          $ 2,530,079           $ 2,551,377          $ 2,515,901
        Common stock offering                        -                           -               600,000                   -
        Dividend reinvestment and
         stock purchase plan                           15,458               16,158                30,121               29,534
        Employee stock purchase plan
         and other                                      4,646                5,140                 5,546               5,942
                                                  -----------          -----------           -------------        -----------

       Balance, end of period                     $ 3,187,044          $ 2,551,377           $ 3,187,044          $ 2,551,377
                                                  ===========          ===========           ============         ===========

    PREMIUM ON COMMON SHARES
       Balance, beginning of period               $43,462,433          $30,330,330           $30,760,732          $30,035,340
        Common stock offering                               -                    -            12,360,000                    -
        Dividend reinvestment and
         stock purchase plan                          343,708              323,680               664,934              601,916
        Employee stock purchase
         plan and other                               103,452              106,722               123,927              123,476
                                                  -----------          -----------           -----------          -----------

       Balance, end of period                     $43,909,593          $30,760,732           $43,909,593          $30,760,732
                                                  ===========          ===========           ===========          ===========

    CAPITAL STOCK EXPENSE
       Balance, beginning of period               $(2,598,146)         $(1,925,431)          $(1,925,392)         $(1,925,431)
        Common stock offering                              -                -                   (672,754)                 -
        Dividend reinvestment and
         stock purchase plan                               -                    39                     -                   39
                                                   ----------           -----------         ------------         -----------


       Balance, end of period                     $(2,598,146)         $(1,925,392)          $(2,598,146)         $(1,925,392)
                                                  ===========          ===========           ===========          ===========

    Accumulated Other Comprehensive   Loss
       Balance, beginning of period               $(2,050,636)          $         -          $        -           $        -
        Minimum pension liability
         adjustment, net of tax
         benefit of $1,335,800                           _                  _                 (2,050,636)                 _
                                                  -----------           -----------          -----------          ----------

       Balance, end of period                     $(2,050,636)         $         -           $(2,050,636)         $         -
                                                  ===========          ============          ===========          ===========




                 The accompanying notes to consolidated financial statements are an integral part of these statements





                                       Delta Natural Gas Company, Inc. and Subsidiary Companies
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (cont'd)
                                                              (UNAUDITED)

                                                   Six Months Ended                        Twelve Months Ended
                                                      December 31,                             December 31,
                                                   2003                 2002                 2003                2002
                                                   ----                 ----                 ----                ----

     Retained Earnings
       Balance, beginning of period            $ 3,912,006           $ 3,247,299         $ 1,448,636          $   886,508
         Net income                               (454,698)             (298,482)          3,694,390            3,524,805
         Cash dividends declared on
          common shares (See
          Consolidated Statements
          of Income for rates)                  (1,874,842)           (1,500,181)         (3,560,560)          (2,962,677)
                                               -----------           -----------          ----------          -----------

       Balance, end of period                  $ 1,582,466           $ 1,448,636         $ 1,582,466          $ 1,448,636
                                               ============          ===========         ============         ===========

     Common Shareholders' Equity
       Balance, beginning of period            $45,892,597           $34,182,277         $32,835,353          $31,512,318
                                               -----------           -----------         -----------          -----------
         Comprehensive income
           Net income (loss)                   $  (454,698)          $  (298,482)        $ 3,694,390          $ 3,524,805
           Other comprehensive loss            _         -                     -          (2,050,636)         _         -
                                                ----------           ------------        -----------           ----------
             Comprehensive income
             (loss)                            $  (454,698)          $  (298,482)        $ 1,643,754          $ 3,524,805
                                               -----------           -----------         ------------         -----------
         Issuance of common stock                  467,264               451,739          13,111,774              760,907
         Dividends on common stock              (1,874,842)           (1,500,181)         (3,560,560)          (2,962,677)
                                               -----------           -----------         -----------          -----------


       Balance, end of period                  $44,030,321           $32,835,353         $44,030,321          $32,835,353
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




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                            Six Months Ended                   Twelve Months Ended
                                                               December 31,                         December 31,
                                                        2003                2002              2003           2002

       CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                     $      (454,698)   $      (298,482)    $    3,694,390    $    3,524,805
         Adjustments to reconcile net
           income (loss) to net cash
           from operating activities
             Cumulative effect of a
               change in accounting
               principle                                     -             88,370                  -          88,370
             Depreciation, depletion
               and amortization                      2,272,408          2,183,099          4,577,143       4,330,036
             Deferred income taxes and
               investment tax credits                  739,485            465,150          2,265,593       1,147,516
             Other - net                               356,582            310,230            722,159         617,419
         (Increase) in assets                      (10,287,743)        (7,680,707)        (3,979,818)     (1,253,838)
         Increase(decrease) in
       liabilities                                  (2,710,761)         2,096,439             73,452       1,921,077
                                               -----------------  ----------------------------------------------------
            Net cash provided by (used

       in) operating activities                $   (10,084,727)   $    (2,835,901)     $   7,352,919  $   10,375,385
                                               -----------------  ----------------------------------------------------

       CASH FLOWS FROM INVESTING
        ACTIVITIES
         Capital expenditures                  $    (6,075,831)   $    (4,727,323)     $  (9,644,076) $   (8,884,605)
                                               -----------------  ----------------------------------------------------
            Net cash used in
             Investing activities              $    (6,075,831)   $    (4,727,323)     $  (9,644,076) $   (8,884,605)
                                               -----------------  ----------------------------------------------------

       CASH FLOWS FROM FINANCING
        ACTIVITIES
         Dividends on common stock             $    (1,874,842)   $    (1,500,181)     $   3,560,560) $   (2,962,677)
         Issuance of common stock, net                 467,264            451,739         13,111,774         760,907
         Issuance of long-term debt                          -                  -         20,000,000               -
         Repayment of long-term debt                  (199,000)          (439,000)       (15,679,240)       (669,000)
         Long-term debt issuance expense                     -                  -           (778,608)              -
         Issuance of notes payable                  33,469,248         50,660,202         67,365,058      65,820,201
         Repayment of notes payable                (16,792,458)       (40,977,361)       (78,695,010)    (64,537,360)
                                               -----------------  ------------------------------------------------------
            Net cash provided by
               (used in) financing
               activities                      $    15,070,212    $     8,195,399      $   1,763,414  $   (1,587,929)
                                               -----------------  -------------------------------------------------------

       NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS              $    (1,090,346)   $       632,175      $    (527,743) $      (97,149)

       CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                          1,420,014            225,236            857,411         954,560
                                               -----------------  -------------------------------------------------------

       CASH AND CASH EQUIVALENTS,
        END OF PERIOD                          $       329,668    $       857,411      $     329,668  $      857,411
                                               =================  =======================================================

       SUPPLEMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION
         Cash paid during the period for
            Interest                           $     2,117,055    $     2,223,004      $   4,595,371  $      4,437,934
            Income taxes (net of refunds)      $        94,868    $       271,271      $     178,905  $      1,354,137

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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2003 and 2002, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. Certain reclassifications have been made to prior-period amounts to conform to the 2003 presentation.

(3) In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, as of July, 2002 we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and depletion expenses and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income (loss) before cumulative effect of a change in accounting principle for the three, six and twelve months ended December 31, 2003 and 2002. Pro forma net income and earnings per share have not been presented for the twelve months ended December 31, 2003 and 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income. We also have asset retirement obligations which have indeterminate settlement dates. These obligations, relating to gas wells and lines at our storage facility and compressor station sites, are not recorded until an estimated range of potential settlement dates is known, according to Statement No. 143. As allowed for ratemaking purposes and Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely. Approximately $700,000 of accrued cost of removal for obligations outside of the scope of Statement No. 143 is recorded in the accumulated provision for depreciation on the accompanying balance sheet as of December 31, 2003.

(4)  In  January,   2003,  the  Financial   Accounting  Standards  Board  issued
     Interpretation No. 46, entitled Consolidation of Variable Interest Entities, which significantly changes the consolidation requirements for special purpose entities and certain other entities subject to its scope. We have no entities as defined by Interpretation No. 46, therefore, adoption of this Interpretation on December 31, 2003 had no impact on our financial position and results of operations.

(5) In April, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, entitled Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The changes in Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Statement No. 149 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

(6) In May, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, entitled Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 was developed in response to concerns relating to classification in the consolidated balance sheet of certain financial instruments that have characteristics of both liabilities and equity. Statement No. 150 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

(7) In December, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (Revised 2003), entitled Employers' Disclosure about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans to present more information about the economic resources and obligations of such plans. We adopted the revised Statement No. 132 effective January 1, 2004. There was no impact of implementation on our financial position and results of operations. The additional disclosures, as required by the Standards, will be included in our March 31, 2004 Report on Form 10-Q and in our June 30, 2004 Report on Form 10-K.

(8) In December, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved for final issuance the Statement of Position entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The purpose of the Statement of Position is to create consistency in capitalization criteria. This Statement of Position is expected to be cleared by the Financial Accounting Standards Board in the second quarter of calendar 2004 and will be effective July 1, 2005. We are currently analyzing the potential impact of this Statement of Position on our financial position and results of operations.

(9) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $122,000 as of December 31, 2003. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(10) Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. As a result, we meet our cash needs for operations and construction during the warmer non-heating months partially through short-term borrowings, classified as notes payable in the accompanying balance sheets.

(11) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $17,708,000, $1,031,000 and $29,038,000 was borrowed having a weighted average interest rate of 2.17%, 2.32% and 2.44% as of December 31, 2003, June 30, 2003 and December 31, 2002, respectively. Our line of credit agreement and the indentures relating to all of our publicly held Debentures contain defined "events of default" which, among other things, can make the obligation immediately due and payable. Of these, we consider the following covenants to be most significant:

o Dividend payments cannot be made unless consolidated shareholders' equity of the Company, less intangible assets, exceeds $25,800,000 (thus no retained earnings were restricted); and

o We may not assume any additional mortgage indebtedness in excess of $2,000,000 without effectively securing all Debentures equally to such additional indebtedness.

     Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit and all of the Debentures. We were not in default on any of our line of credit or debenture agreements during any period presented.

(12) We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(13) During July, 2001, the Kentucky Public Service Commission required an independent audit of our gas procurement activities and the gas procurement activities of four other gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impacts on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with reliable supplies of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the prior year, including changes in natural gas wholesale markets. It required the auditors to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The auditors were selected by the Kentucky Public Service Commission. Their final report dated November 15, 2002, contains 16 procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. Our first status report on the action plans for the 16 recommendations was filed with the Kentucky Public Service Commission in September, 2003. On January 8, 2004, the Kentucky
     Public Service Commission notified us that four of the sixteen recommendations are considered as completed and that the next status report filing date is March 31, 2004. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations.

(14) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery filings approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

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

               Segment information is shown below for the periods:


                                               Three Months Ended
                                     December 31, 2003      December 31, 2002
($000)
 Revenues
      Regulated
        External customers                  10,432                 10,260
        Intersegment                           880                    898
                                            ------                 ------
            Total regulated                 11,312                 11,158
                                            ------                 ------
        Non-regulated external customers     6,396                  5,242

        Eliminations for intersegment         (880)                  (898)
                                            ------                 ------

            Total operatiang revenues       16,828                 15,502
                                            ======                 ======

      Net Income
        Regulated                              114                    385
        Non-regulated                          295                    308
                                               ---                 ------
            Total net income                   409                   693
                                               ===                 ======


                                                 Six Months Ended
                                      December 31, 2003      December 31, 2002
($000)
 Revenues
      Regulated
         External customers               14,907                   13,726
         Intersegment                      1,611                    1,607
                                           -----                   ------
            Total regulated               16,518                   15,333
                                          ------                   ------

      Non-regulated external customers    12,059                   8,929

      Eliminations for intersegment       (1,611)                (1,607)
                                          ------                 ------
          Total operating revenues        26,966                 22,655
                                          ======                 ======


 Net Income (Loss)
      Regulated                            (907)                  (730)
      Non-regulated                         452                    432
                                            ---                    ---
        Total net income (loss)            (455)                  (298)
                                           ====                   ====

                                               Twelve Months Ended
                                     December 31, 2003       December 31, 2002
 ($000)
 Revenues
     Regulated
       External customers                   48,951               42,065
       Intersegment                          3,135                3,117
                                             -----               ------
          Total regulated                   52,086               45,182
                                            ------               ------

      Non-regulated external customers      23,741               16,681

      Eliminations for intersegment         (3,135)              (3,117)
                                            ------               ------

          Total operating revenues          72,692              58,746
                                            ======              ======

      Net Income
        Regulated                            2,171               2,619
        Non-regulated                        1,523                 906
                                             -----                ---

          Total net income                   3,694               3,525
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

     We generate internally only a portion of the cash necessary for our capital expenditure requirements. We finance the balance of our capital expenditures on an interim basis through a short-term line of bank credit. Our current available line of credit is $40,000,000, of which $17,708,000 was borrowed at December 31, 2003, classified as notes payable in the accompanying balance sheets. The line of credit is with Branch Banking and Trust Company and extends through October 31, 2004.

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

     Below, we summarize our primary cash flows during the six and twelve month periods ending December 31, 2003 and 2002:



    ($000)                                       Six Months Ended                 Twelve Months Ended
                                                 -----------------               --------------------
                                                   December 31,                    December 31,
                                                   ------------                   --------------
                                               2003             2002              2003             2002
                                               ----             ----              ----             ----

    Provided by (used in) operating         $(10,084)         $(2,836)         $  7,353          $ 10,376
      Activities
    Used in investing activities              (6,076)          (4,727)           (9,644)           (8,885)
    Provided by (used in) financing
      Activities                              15,070            8,195             1,763            (1,588)
                                            --------          -------          ---------         --------
         Increase (decrease) in cash
             And cash equivalents           $ (1,090)         $   632          $   (528)         $    (97)
                                            ========          =======          ========          ========


     For the six months ended December 31, 2003, we had a $1,090,000 decrease in cash and cash equivalents compared to a $632,000 increase in cash and cash equivalents for the six months ended December 31, 2002. This additional $1,722,000 of cash used resulted primarily from increased cash needs of $8,303,000 for gas stored underground, gas accounts payable and deferred gas cost due to the increase in volumes stored and the increase of gas prices between periods. In addition, we used $1,349,000 more cash for capital expenditures, $375,000 more cash for dividend payments and $369,000 more cash for tax payments. These increased cash needs were partially met with $1,518,000 of increased customer payments on accounts receivable and $6,994,000 of increased borrowings on our short-term line of bank credit.

     For the twelve months ended December 31, 2003, we had a $528,000 decrease in cash and cash equivalents compared to a $97,000 decrease in cash and cash equivalents for the twelve months ended December 31, 2002. This additional $431,000 of cash used resulted from increased cash needs of $5,649,000 for gas stored underground, gas accounts payable and deferred gas costs due to the increase of gas prices between periods. In addition, we used $759,000 more cash for capital expenditures. These increased cash needs were partially met with $3,949,000 of additional cash provided by the various financing activities throughout the year, including the issuance of long-term debt and common equity and the repayment of short-term debt. In addition, we received $1,944,000 of increased customer payments on accounts receivable.

     Cash provided by operating activities primarily consist of net income adjusted for noncash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital. We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the foreseeable future.





     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. We are currently evaluating the need to file such a request for new rates to be effective for the 2004-2005 heating season. If we deem that filing a rate request is appropriate, we will likely take that action prior to June 30, 2004.


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

Operating Revenues

     In the following table we set forth certain variations in our revenues for the three, six and twelve months ended December 31, 2003 with the same periods in the preceding year:


                                                                             2003 Compared to 2002

                                                            Three Months        Six Months        Twelve Months
                                                                Ended             Ended               Ended
                                                             December 31       December 31         December 31
                                                             -----------       -----------        -------------
     ($000)
     Increase (decrease) in our regulated
       Revenues
               Gas rates                                       1,805                2,726             6,009
               Weather normalization adjustment                  387                  387              (581)
               Sales volumes                                  (2,093)              (2,154)            1,126
               On-system transportation                          (72)                 (32)              (65)
               Off-system transportation                         125                  250               396
               Other                                               3                    8                19
                                                              ------               ------            ------
                 Total                                           155                1,185             6,904
                                                              ------               ------            ------

     Increase (decrease) in non-regulated
       Revenues
        Gas rates                                              1,225                2,945             6,372
        Sales volumes                                            (83)                 171               674
        Other                                                     12                   14                14
                                                              ------               ------            ------
          Total                                                1,154                3,130             7,060
                                                              ------               ------            ------

     Decrease (increase) in our                                   18                   (4)              (18)
                                                              ------               ------            ------
       intersegment revenues


     Increase in our consolidated revenues                     1,327                4,311            13,946
                                                              ======               ======            ======



     Percentage increase in our regulated
       volumes
         Gas sales                                             (21.1)%             (16.8)%              2.9%
         On-system transportation                               (6.6)%              (0.5)%              3.1%
         Off-system transportation                              31.2 %              30.7 %             26.5%

     Percentage increase (decrease) in our
       non-regulated gas sales volumes                          (1.6)%               1.9 %              4.1%



     Heating degree days billed were 55%, 54% and 99% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2003, as compared with 74%, 71% and 99% of normal temperatures in 2002, respectively. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increase in operating revenues for the three months ended December 31, 2003, of $1,327,000 was primarily due to a 29.2% increase in gas costs reflected in higher sales prices offset by a 21.1% decrease in regulated volumes due to the 25% warmer weather in the 2003 period.




     The increase in operating revenues for the six months ended December 31, 2003, of $4,311,000 was primarily due to a 38.7% increase in gas costs reflected in higher sales prices offset by a 16.8% decrease in regulated volumes due to the 24% warmer weather in the 2003 period.

     The increase in operating revenues for the twelve months ended December 31, 2003, of $13,946,000 was primarily due to a 32.4% increase in gas costs reflected in higher sales prices. In addition, there was a 2.9% increase in regulated sales volumes and 4.1% increase in non-regulated sales volumes.


Operating Expenses

     In the following table we set forth variations in our purchased gas expense for the three, six, and twelve months ended December 31, 2003 compared with the same periods in the preceding year:


                                                                         2003 Compared to 2002
                                                        Three Months          Six Months          Twelve Months
                                                           Ended                Ended                Ended
                                                        December 31          December 31           December 31
                                                        -----------         ------------           -----------

         ($000)
         Increase in regulated gas expense
                  Gas rates                               1,554                   2,332                6,231
                  Purchase volumes                       (1,137)                 (1,081)                 601
                                                         ------                  ------               ------
                    Total                                   417                   1,251                6,832
                                                         ------                  ------               ------

         Increase in non-regulated gas
           expense
             Gas rates                                    1,068                   2,779                5,110
             Purchase volumes                               126                     442                1,039
             Transportation expenses                        (18)                      4                   18
                                                         ------                  ------               ------
               Total                                      1,176                   3,225                6,167
                                                         ------                  ------               ------

         Decrease (increase) in intersegment
           gas expense                                       18                      (4)                 (18)
                                                         ------                  ------               ------

         Increase in consolidated gas
           expense                                        1,611                   4,472               12,981
                                                         ======                  ======               ======


     Natural gas prices are determined by a deregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand.

     The increase in purchased gas expense for the three months ended December 31, 2003, of $1,611,000 was primarily due to a 29.2% increase in gas costs because of higher prices offset by a 21.1% decrease in regulated volumes.

     The increase in purchased gas expense for the six months ended December 31, 2003, of $4,472,000 was primarily due to a 38.7% increase in gas costs because of higher prices offset by a 16.8% decrease in regulated volumes.





     The increase in purchased gas expense for the twelve months ended December 31, 2003, of $12,981,000 was primarily due to a 32.4% increase in gas costs because of higher prices as well as a 2.9% increase in regulated sales volumes and 4.1% increase in non-regulated sales volumes.


Basic and Diluted Earnings Per Common Share

     For the three, six and twelve months ended December 31, 2003 and 2002, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment Plan and Stock Purchase Plan and Employee Stock Purchase Plan and our May, 2003 Common Stock Offering of 600,000 shares.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.


New Accounting Pronouncements

     See notes (3) through (8) of the Notes to Consolidated Financial Statements (unaudited) for a discussion of these pronouncements.


Sarbanes-Oxley Act

     In July, 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002. Although the Act did not substantively change our corporate governance and internal control practices, we have formalized many of our governance and internal control related procedures, and are currently completing testing of our primary internal controls in order to be in the position to issue the required Statement of Management Responsibility, which must be audited by our external auditors in conjunction with the June 30, 2004 Financial Report on Form 10-K. We estimate that our external expenses for complying with the Act by June 30, 2004 will total in the range of approximately $350,000 to $400,000 of which approximately $225,000 has been recorded as of December 31, 2003.


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



     Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

     None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" under Statement of Financial Accounting Standards No. 133 entitled Accounting for Derivative Instruments and Hedging Activities.

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $17,708,000 on December 31, 2003 and $29,038,000 on December 31, 2002. Based on
the amount of our outstanding short-term line of credit on December 31, 2003, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $177,000.


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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Registrant held its annual meeting of shareholders on November 20, 2003.

(b) Jane H. Green, Michael J. Kistner, Harrison D. Peet and Michael R. Whitley were elected to Delta's Board of Directors for three-year terms expiring in 2006. Donald R. Crowe, Lanny D. Greer and Billy Joe Hall will continue to serve on Delta's Board of Directors until the election in 2004. Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 2005.

(c) The total shares voted in the election of Directors were 2,770,685. There were no broker non-votes. The shares voted for each Nominee were:

         Jane H. Green                  For  2,710,341       Withheld  60,343
         Michael J. Kistner             For  2,726,998       Withheld  43,686
         Harrison D. Peet               For  2,724,888       Withheld  45,796
         Michael R. Whitley             For  2,726,232       Withheld  44,452

(d)  Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        DELTA NATURAL GAS COMPANY, INC.
                                        (Registrant)


                                         _/s/Glenn R. Jennings________________
  DATE:  February 11, 2004               Glenn R. Jennings
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)


                                         _/s/John F. Hall____________________
                                         John F. Hall
                                         Vice President - Finance, Secretary
                                         and Treasurer
                                         (Principal Financial Officer)


                                         -/s/John B. Brown___________________
                                         John B. Brown
                                         Controller
                                         (Principal Accounting Officer)

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




                                      ----/s/Glenn R. Jennings-----------------
                                       Glenn R. Jennings
                                       President & Chief Executive Officer


Date: February 11, 2004

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




                                        ----/s/John F. Hall-------------------
                                          John F. Hall
                                          Vice President - Finance,
                                          Secretary & Treasurer



Date: February 11, 2004

                                                                   EXHIBIT 32.1




                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                    -------/s/Glenn R. Jennings--------------
                                      Glenn R. Jennings
                                      President & Chief Executive Officer


February 11, 2004

                                                                   EXHIBIT 32.2




                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                           --/s/John F. Hall-------------------
                                             John F. Hall
                                             Vice-President - Finance,
                                             Secretary & Treasurer



February 11, 2004