Form 10-Q
period 2004-03-31
DELTA NATURAL GAS CO INC
filed 2004-05-12
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q



              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2004

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to


                           Commission File No. 0-8788


                         DELTA NATURAL GAS COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)


     (Incorporated in the State of)        (I.R.S. Employer Identification No.)
               Kentucky                                   61-0458329

   (Address of Principal Executive Offices)                (Zip Code)
  3617 LEXINGTON ROAD, WINCHESTER, KENTUCKY                     40391

                             (Registrant's Telephone Number)
                                      859-744-6171



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

                    Common Shares, Par Value $1.00 Per Share
               3,193,877 Shares Outstanding as of March 31, 2004.

                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q


   PART I - FINANCIAL INFORMATION                                             3

   ITEM 1 - Financial Statements                                              3

   Consolidated Statements of Income (Unaudited) for the
   three, nine and twelve month periods ended March 31,
   2004 and 2003                                                              3

   Consolidated Balance Sheets (Unaudited) as of
   March 31, 2004, June 30, 2003 and March 31, 2003                           5

   Consolidated Statements of Changes in Shareholders'
   Equity (Unaudited) for the nine and twelve month
   periods ended March 31, 2004 and 2003                                      6

   Consolidated Statements of Cash Flows (Unaudited)
   for the nine and twelve month periods ended
   March 31, 2004 and 2003                                                    8

   Notes to Consolidated Financial Statements                                 9

   ITEM 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations                             16

   ITEM 3 - Quantitative and Qualitative Disclosures
   About Market Risk                                                         22

   ITEM 4 - Controls and Procedures                                          23


   PART II.  OTHER INFORMATION                                               24

   ITEM 1 - Legal Proceedings                                                24

   ITEM 2 - Changes in Securities and Use of Proceeds                        24

   ITEM 3 - Defaults Upon Senior Securities                                  24

   ITEM 4 - Submission of Matters to a Vote of
   Security Holders                                                          24

   ITEM 5 - Other Information                                                24

   ITEM 6 - Exhibits and Reports on Form 8-K                                 24

   Signatures                                                                25



                                               PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                  DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                Three Months Ended           Nine Months Ended             Twelve Months Ended
                                                ------------------           -----------------             -------------------
                                                    March 31,                    March 31,                      March 31,
                                                    ---------                    ---------                      ---------
                                             2004              2003          2004            2003          2004             2003
                                             ----              ----          ----            ----          ----             ----

OPERATING REVENUES                        $ 35,587,614    $ 31,217,192   $ 62,553,900   $ 53,872,293   $ 77,061,869    $  64,804,767
                                          -----------------------------   ------------- -------------  --------------- -------------
OPERATING EXPENSES
  Purchased gas                           $ 23,899,055    $ 18,979,635   $ 41,133,843   $ 31,741,933   $ 50,383,581    $  37,249,552
  Operation and maintenance                  2,906,667       2,658,023      8,281,776      7,783,744     11,155,584       10,483,174
  Depreciation and depletion                 1,134,319       1,117,749      3,296,560      3,221,214      4,336,553        4,258,722
  Taxes other than income taxes                427,681         398,240      1,180,084      1,120,748      1,569,447        1,483,784
  Income tax expense                         2,335,600       2,585,400      2,024,800      2,443,957      2,014,200        2,571,057
                                          -----------------------------  -------------- -------------- -------------- --------------

    Total operating expenses              $ 30,703,322    $ 25,739,047   $ 55,917,063   $ 46,311,596    $ 69,459,365    $ 56,046,289
                                          -----------------------------  -------------- --------------  --------------- ------------

OPERATING INCOME                         $  4,884,292    $  5,478,145   $  6,636,837   $  7,560,697    $  7,602,504    $   8,758,478

OTHER INCOME AND DEDUCTIONS, NET                12,586           9,120         34,442         31,813          50,273          30,109

INTEREST CHARGES                             1,102,685       1,228,973      3,331,784      3,544,330       4,422,484       4,662,346
                                          -----------------------------  -------------- --------------  ------------- --------------

INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE     $  3,794,193    $  4,258,292   $  3,339,495   $  4,048,180    $  3,230,293    $  4,126,241

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME
  TAXES OF $55,000 (NOTE 3)                         -               -              -        (88,370)              -         (88,370)
                                          -----------------------------  -------------- --------------  ------------- --------------


NET INCOME                                $  3,794,193    $  4,258,292   $  3,339,495    $  3,959,810    $ 3,230,293    $  4,037,871
                                          =============================  ============== ==============  =============== ============





 The accompanying notes to consolidated financial statements are an integral part of these statements.






                                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                                                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                                                                   (UNAUDITED)



                                                   Three Months Ended        Nine Months Ended         Twelve Months Ended
                                                   ------------------        -----------------         -------------------
                                                       March 31,                March 31,                   March 31,
                                                       ---------                ---------                   ---------
                                                 2004             2003      2004        2003         2004             2003
                                                 ----             ----      ----        ----         ----             ----


BASIC AND DILUTED EARNINGS PER
  COMMON SHARE BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE      $      1.19  $      1.66    $     1.05     $   1.59      $  1.05        $     1.62

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                               -            -               -       (.03)               -       (.03)
                                           --------------------------  ------------- -------------  ------------- ------------

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                         $      1.19  $      1.66    $     1.05     $   1.56      $       1.05   $     1.59
                                           ==========================  ============= =============  ============= ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND DILUTED)     3,189,873    2,553,889      3,181,437      2,545,801      3,083,987    2,540,714

DIVIDENDS DECLARED PER COMMON SHARE        $      .295  $      .295    $      .885    $   .885      $       1.18   $    1.175



 The accompanying notes to consolidated financial statements are an integral part of these statements.


                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                   ASSETS                               March 31, 2004            June 30, 2003            March 31, 2003
                                                        --------------            -------------            --------------


GAS UTILITY PLANT, at cost                         $       169,536,352      $       163,745,044      $       160,821,810
  Less-Accumulated provisions
    for depreciation                                       (54,564,658)             (51,670,448)             (50,770,596)
                                                                            ----------------------   ----------------------
                                                   ----------------------
      Net gas plant                                $       114,971,694      $       112,074,596      $       110,051,214
                                                   ----------------------   ----------------------   ----------------------

CURRENT ASSETS
  Cash and cash equivalents                        $           281,252      $         1,420,014      $         1,602,832
  Accounts receivable, less accumulated
    provisions for doubtful accounts of
    $430,000, $350,000 and $510,000                          7,568,209                4,566,777                7,830,610
  Gas in storage, at average cost                            2,727,780                5,090,440                1,806,639
  Deferred gas costs                                         3,349,505                4,291,824                5,966,068
  Materials and supplies, at first-in,
    first-out cost                                             507,054                  552,479                  518,668
  Prepayments                                                  725,001                  467,149                  607,920
                                                   ----------------------   ----------------------   ----------------------
      Total current assets                         $        15,158,801      $        16,388,683      $        18,332,737
                                                   ----------------------   ----------------------   ----------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                       $           356,137      $           356,137      $           344,687
  Note receivable from officer                                 116,000                  134,000                  140,000
  Prepaid pension                                                    -                        -                2,726,456
  Unamortized debt expense and other                         4,238,055                4,333,900                4,343,840
                                                   ----------------------   ----------------------   ----------------------
      Total other assets                           $         4,710,192      $         4,824,037      $         7,554,983
                                                   ----------------------   ----------------------   ----------------------

        Total assets                               $       134,840,687      $       133,287,316      $       135,938,934
                                                   ======================   ======================   ======================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION (see Consolidated Statements
    of Changes in Shareholders' Equity)
  Common shareholders' equity
    Common shares ($1.00 par value)                $         3,193,877      $         3,166,940      $         2,558,635
    Premium on common shares                                44,079,555               43,462,433               30,916,521
    Capital stock expense                                   (2,597,999)              (2,598,146)              (1,929,205)
    Accumulated other comprehensive loss                    (2,050,636)              (2,050,636)                       -
    Retained earnings                                        4,435,632                3,912,006                4,953,683
                                                   ----------------------   ----------------------   ----------------------
      Total common shareholders' equity            $        47,060,429      $        45,892,597      $        36,499,634
  Long-term debt                                            53,133,000               53,373,000               53,408,000
                                                   ----------------------   ----------------------   ----------------------
      Total capitalization                         $       100,193,429      $        99,265,597      $        89,907,634
                                                   ----------------------   ----------------------   ----------------------

CURRENT LIABILITIES
  Notes payable                                    $         6,008,349      $         1,031,099      $        16,995,293
  Current portion of long-term debt                          1,650,000                1,650,000                1,650,000
  Accounts payable                                           3,751,534               10,624,087                5,328,428
  Accrued taxes                                              2,059,418                  797,224                2,573,926
  Customers' deposits                                          543,797                  442,315                  554,322
  Accrued interest on debt                                   1,504,457                  902,673                1,448,864
  Accrued vacation                                             586,052                  576,388                  558,066
  Other accrued liabilities                                    539,919                  587,158                  480,178
                                                   ----------------------   ----------------------   ----------------------
      Total current liabilities                    $        16,643,526      $        16,610,944      $        29,589,077
                                                   ----------------------   ----------------------   ----------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                            $        15,628,366      $        14,844,431      $        14,589,173
  Investment tax credits                                       335,800                  364,600                  384,600
  Regulatory liability                                       1,229,583                1,204,852                1,232,692
  Pension liability                                            510,935                  716,780                        -
  Advances for construction and other                          299,048                  280,112                  235,758
                                                   ----------------------   ----------------------   ----------------------
      Total deferred credits and other             $        18,003,732      $        17,410,775      $        16,442,223
                                                   ----------------------   ----------------------   ----------------------
                                                   ----------------------   ----------------------   ----------------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
                                                   ----------------------   ----------------------   ----------------------

           Total liabilities and
shareholders' equity                               $       134,840,687      $       133,287,316      $       135,938,934
                                                   ======================   ======================   ======================

       The accompanying notes to consolidated financial statements are an integral part of these statements.




                                  Delta Natural Gas Company, Inc. and Subsidiary Companies
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (unaudited)

                                                            Nine Months Ended                         Twelve Months Ended
                                                                March 31,                                  March 31,
                                                                ---------                                  ---------
                                                       2004                 2003                  2004                 2003
                                                       ----                 ----                  ----                 ----

    COMMON SHARES
       Balance, beginning of period                 $  3,166,940         $  2,530,079          $  2,558,635         $  2,522,750
        Common stock offering                             -                         -          600,000                         -
        Dividend reinvestment and
         stock purchase plan                              22,291               23,416                29,696               29,943
        Employee stock purchase plan
         and other                                    _    4,646                5,140                 5,546                5,942
                                                    ------------         ------------          ------------         ------------

       Balance, end of period                       $  3,193,877         $  2,558,635          $  3,193,877         $  2,558,635
                                                    ============         ============          ============         ============

    PREMIUM ON COMMON SHARES
       Balance, beginning of period                 $ 43,462,433         $ 30,330,330          $ 30,916,521         $ 30,176,380
        Common stock offering                                  -                    -            12,360,000                    -
        Dividend reinvestment and
         stock purchase plan                             513,670              479,469               679,107              616,665
        Employee stock purchase
         plan and other                                  103,452              106,722               123,927              123,476
                                                    ------------          -----------          ------------         ------------

       Balance, end of period                       $ 44,079,555         $ 30,916,521          $ 44,079,555         $ 30,916,521
                                                    ============         ============          ============         ============

    CAPITAL STOCK EXPENSE
       Balance, beginning of period                 $ (2,598,146)        $ (1,925,431)         $ (1,929,205)        $ (1,925,431)
        Common stock offering                                 -                (3,813)                    -               (3,813)
        Dividend reinvestment and
         stock purchase plan                                 147                   39              (668,794)                  39
                                                    ------------         ------------          ------------         ------------

       Balance, end of period                       $ (2,597,999)        $ (1,929,205)         $ (2,597,999)        $ (1,929,205)
                                                    ============         ============          =============        ============

    Accumulated Other Comprehensive Loss
       Balance, beginning of period                 $ (2,050,636)         $          -         $          -          $          -
        Minimum pension liability
         adjustment, net of tax
         benefit of $1,335,800                                 -                    -            (2,050,636)                   -
                                                    ------------         -------------         -------------        ------------

       Balance, end of period                       $ (2,050,636)        $          -          $ (2,050,636)        $          -
                                                    ============         =============         =============        ============




       The accompanying notes to consolidated financial statements are an integral part of these statements


                             Delta Natural Gas Company, Inc. and Subsidiary Companies
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
                                                    (UNAUDITED)

                                                       Nine Months Ended                       Twelve Months Ended
                                                          March 31,                                March 31,
                                                  2004                 2003                 2004                2003
                                                  ----                 ----                 ----                ----


     Retained Earnings
       Balance, beginning of period             $ 3,912,006           $ 3,247,299         $ 4,953,683          $ 3,901,459
         Net income                               3,339,495             3,959,810           3,230,293            4,037,871
         Cash dividends declared on
          common shares (See
          Consolidated Statements
          of Income for rates)                   (2,815,869)           (2,253,426)         (3,748,344)          (2,985,647)
                                                -----------           -----------         -----------          -----------

       Balance, end of period                   $ 4,435,632           $ 4,953,683         $ 4,435,632          $ 4,953,683
                                                ===========           ===========         ===========          ===========

     Common Shareholders' Equity
       Balance, beginning of period             $45,892,597           $34,182,277         $36,499,634          $34,675,158
                                                -----------           -----------         -----------          -----------
         Comprehensive income
           Net income                           $ 3,339,495           $ 3,959,810         $ 3,230,293          $ 4,037,871
           Other comprehensive loss                       -                     -          (2,050,636)                   -
                                                -----------           ------------        -----------          -----------
             Comprehensive income               $ 3,339,495           $ 3,959,810         $ 1,179,657          $ 4,037,871
         Issuance of common stock                   644,206               610,973          13,129,482              772,252
         Dividends on common stock               (2,815,869)           (2,253,426)         (3,748,344)          (2,985,647)
                                                ------------          -----------         -----------          -----------

       Balance, end of period                   $47,060,429           $36,499,634         $47,060,429          $36,499,634
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



                             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                     Nine Months Ended                            Twelve Months Ended
                                                         March 31,                                     March 31,
                                                 2004                  2003                   2004                2003
                                                 ----                  ----                   ----                ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                            $      3,339,495      $     3,959,810     $      3,230,293   $      4,037,871
  Adjustments to reconcile net
    Income to net cash from
    operating activities
      Cumulative effect of a
        change in accounting
principle                                              -               88,370                    -             88,370
      Depreciation, depletion
        and amortization                       3,461,493            3,355,418            4,589,301          4,433,215
      Deferred income taxes and
        investment tax credits                   723,510              458,775            2,255,993          1,147,516
      Other, net                                 526,520              488,779              713,547            645,706
  Decrease (increase) in assets                   59,197           (3,883,333)           1,813,045         (2,365,211)
  Increase (decrease) in
    Liabilities                               (4,382,213)           4,047,379           (2,203,002)         3,244,156
                                        ------------------    -----------------   -----------------  -----------------
      Net cash provided by
        operating activities            $      3,728,002      $     8,515,198     $     10,399,177   $     11,231,623
                                        ------------------    -----------------   -----------------  -----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                  $     (7,432,351)     $    (6,461,609)    $     (9,810,136)  $     (8,823,614)
                                        ------------------    -----------------   -----------------  -----------------
      Net cash used in
        investing activities            $     (7,432,351)     $    (6,461,609)    $     (9,810,136)  $     (8,823,614)
                                        ------------------    -----------------   -----------------  -----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock             $     (2,815,869)     $    (2,253,426)    $     (3,748,344)  $     (2,985,647)
  Issuance of common stock, net                  644,206              610,973           13,129,482            772,252
  Issuance of long-term debt                           -           20,000,000                    -         20,000,000
  Long-term debt issuance expense                      -             (789,593)             (29,815)          (789,593)
  Repayment of long-term debt                   (240,000)         (15,884,240)            (275,000)       (16,036,240)
  Issuance of notes payable                   46,722,039           74,961,068           56,316,982         84,411,068
  Repayment of notes payable                 (41,744,789)         (77,320,775)         (67,303,926)       (86,820,775)
                                        ------------------    -----------------   -----------------  -----------------
      Net cash provided by (used
in) financing activities                $      2,565,587      $      (675,993)    $     (1,910,621)  $    (1,448,935)

                                        ------------------    -----------------   -----------------  -----------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    $     (1,138,762)     $     1,377,596     $     (1,321,580)  $        959,074

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           1,420,014              225,236            1,602,832            643,758
                                        ------------------    -----------------   -----------------  -----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $        281,252      $     1,602,832     $        281,252   $      1,602,832
                                        ==================    =================   =================  =================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                             $      2,552,258      $     3,122,958     $      4,130,619   $      4,579,872
   Income taxes (net of refunds)        $        122,583      $       279,308     $        198,583   $      1,269,708

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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2004 and 2003, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation.

(3) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement as of July, 2002, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income before cumulative effect of a change in accounting principle for the three, nine and twelve months ended March 31, 2004 and 2003. Pro forma net income and earnings per share have not been presented for the twelve months ended March 31, 2003 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income. We also have asset retirement obligations which have indeterminate settlement dates. The obligations, which relate to our gas and oil wells, lines at our storage facility and our compressor station sites, are not recorded until an estimated range of potential settlement dates is known in accordance with Statement No. 143.

     As allowed for ratemaking purposes, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely even though such costs do not represent legal obligations under Statement No. 143. In accordance with the provisions of Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we have recorded approximately $770,000, $714,000 and $703,000 of such accrued cost of removal as regulatory liabilities on the accompanying balance sheets as of March 31, 2004, June 30, 2003 and March 31, 2003, respectively.

(4)  In  January,   2003,  the  Financial   Accounting  Standards  Board  issued
     Interpretation No. 46, entitled Consolidation of Variable Interest Entities, which significantly changed the consolidation requirements for special purpose entities and certain other entities subject to its scope. We have no relationships with variable interest entities as defined by Interpretation No. 46; therefore, adoption of this Interpretation on December 31, 2003 had no impact on our financial position and results of operations.

(5) In April, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, entitled Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The changes in Statement No. 149 improved financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Statement No. 149 was effective July 1, 2003. There was no impact of implementation on our financial position and results of operations.

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

(7) In December, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (Revised 2003), entitled Employers' Disclosure about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other post-retirement benefit plans to present more information about the economic resources and obligations of such plans and also require certain disclosures in the financial statements for interim periods. We adopted the revised Statement No. 132 effective January 1, 2004. Since the Statement only addressed disclosure requirements, there was no impact of implementation on our financial position and results of operations. Net pension costs for the periods ended March 31 include the following:

                                                           Three Months Ended
                                                             March 31,
                                                      2004               2003
                                                      ----               ----
  Components of  Net Periodic Benefit Cost
      Service cost                                $   165,692        $  150,402
      Interest cost                                   139,296           159,162
      Expected return on plan assets                 (167,706)         (189,182)
      Amortization of unrecognized
        net gain (loss)                               (21,545)           15,468
      Amortization of net transition asset             65,621            (2,050)
                                                  ------------       ----------
           Net periodic benefit cost              $   181,358        $  133,800
                                                  ===========        ==========



                                                            Nine Months Ended
                                                                March 31,
                                                       2004              2003
                                                       ----              ----
  Components of  Net Periodic Benefit Cost
      Service cost                                $   497,077       $  451,205
      Interest cost                                   417,887          477,487
      Expected return on plan assets                 (503,117)        (567,548)
      Amortization of unrecognized
        net gain (loss)                               (64,634)          46,405
      Amortization of net transition asset            196,862           (6,149)
                                                  ------------      ----------
           Net periodic benefit cost              $   544,075       $  401,400
                                                  ===========       ==========






                                                          Twelve Months Ended
                                                               March 31,
                                                        2004              2003
                                                        ----              ----
       Components of  Net Periodic Benefit Cost
           Service cost                             $  647,479       $  580,829
           Interest cost                               577,050          641,768
           Expected return on plan assets             (692,301)        (756,375)
           Amortization of unrecognized
             net gain (loss)                           (49,166)          55,537
           Amortization of net transition asset        194,813          (13,464)
                                                    ----------       ----------
                Net periodic benefit cost           $  677,875        $  508,295
                                                    ==========        ==========



(8) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $116,000 as of March 31, 2004. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(9) Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. As a result, we meet our cash needs for operations and construction during the warmer non-heating months partially through short-term borrowings, classified as notes payable in the accompanying balance sheets.

(10) Our current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $6,008,000, $1,031,000 and $16,995,000 was borrowed having a weighted average interest rate of 2.10%, 2.32% and 2.34%, as of March 31, 2004, June 30, 2003, and March 31, 2003, respectively. Our line of credit agreement and the indentures relating to all of our publicly held Debentures contain defined "events of default" which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most significant:






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

(11) Commitments and Contingencies - We have entered into individual employment agreements with our five officers and an agreement with the Chairman of the Board. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $2.6 million would be paid in addition to continuation of specified benefits for up to five years.

(12) We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(13) During July, 2001, the Kentucky Public Service Commission required an independent audit of our gas procurement activities and the gas procurement activities of four other gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impact on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with reliable supplies of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the 2000-2001 heating season, including changes in natural gas wholesale markets. It required the auditors to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The auditors were selected by the Kentucky Public Service Commission. Their final report dated November 15, 2002, contains 16 procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. Our first status report on the action plans for the 16 recommendations was filed with the Kentucky Public Service Commission in September 2003. On January 8, 2004, the Kentucky
     Public Service Commission notified us that four of the sixteen recommendations are considered completed. Our second status report on the action plans was filed on March 31, 2004, and in that report we requested closure of the twelve remaining open recommendations. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations.

(14) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery clause approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2003. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenues and expenses are recorded at our tariff rates. Operating expenses, taxes and interest are allocated to the non-regulated segment.

     Segment information is shown below for the periods:

                                             Three Months Ended
                                    March 31, 2004         March 31, 2003
($000)
  Revenues
    Regulated
       External customers                   27,200             24,910
       Intersegment                            911                834
                                          --------           --------
              Total regulated               28,111             25,744
                                          --------           --------

     Non-regulated external customers       8,388               6,307

     Eliminations for intersegment           (911)              (834)
                                          --------           --------

             Total operating revenues      35,588             31,217
                                          ========           ========


  Net Income
    Regulated                               3,109               3,311
    Non-regulated                             685                 947
                                          --------            --------
             Total net income               3,794               4,258
                                          ========            ========



                                                  Nine Months Ended
                                       March 31, 2004        March 31, 2003
($000)
 Revenues
   Regulated
       External customers                   42,108            38,636
       Intersegment                          2,522             2,441
                                           --------          --------
             Total regulated                44,630            41,077
                                           --------          --------

    Non-regulated external customers        20,446            15,236

       Eliminations for intersegment        (2,522)           (2,441)
                                           --------          --------

            Total operating revenues        62,554            53,872
                                           ========          ========


 Net Income
    Regulated                                2,203              2,581
    Non-regulated                            1,136              1,379
                                           --------           --------
           Total net income                  3,339              3,960
                                            ========          ========

                                                  Twelve Months Ended
                                              March 31, 2004    March 31, 2003
($000)
  Revenues
    Regulated
        External customers                        51,239           46,211
        Intersegment                               3,213            3,118
                                                 --------         --------
            Total regulated                       54,452           49,329
                                                 --------         --------

    Non-regulated external customers              25,823           18,594

    Eliminations for intersegment                 (3,213)          (3,118)
                                                 --------         --------

           Total operating revenues               77,062           64,805
                                                 ========         ========

 Net Income
    Regulated                                      1,970             2,417
    Non-regulated                                  1,260             1,621
                                                 --------          --------

          Total net income                         3,230             4,038
                                                 ========          ========



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

     We generate internally only a portion of the cash necessary for our capital expenditure requirements. We finance the balance of our capital expenditures on an interim basis through a short-term line of bank credit. Our current available line of bank credit is $40,000,000, of which $6,008,000 was borrowed at March 31, 2004, classified as notes payable in the accompanying balance sheets. The line of credit is with Branch Banking and Trust Company and extends through October 31, 2004.

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

     Below, we summarize our primary cash flows during the nine and twelve month periods ending March 31, 2004 and 2003:

                                         Nine Months          Twelve Months
 ($000)                                Ended March 31,       Ended March 31,
                                     -----------------     --------------------

                                      2004      2003        2004       2003
                                      ----       ----       ----       ----

 Provided by operating activities   $ 3,728    $ 8,515    $10,399    $11,232
 Used in investing activities        (7,432)    (6,461)    (9,810)    (8,824)
 Provided by (used in) financing
   activities                         2,565       (676)    (1,911)    (1,449)
                                    -------    -------    -------    -------
      Increase (decrease) in cash
          and cash equivalents      $(1,139)   $ 1,378    $(1,322)   $   959
                                    =======    =======    =======    =======


     For the nine months ended March 31, 2004, we had a $1,139,000 decrease in cash and cash equivalents compared to a $1,378,000 increase in cash and cash equivalents for the nine months ended March 31, 2003. This additional $2,517,000 of cash used resulted primarily from increased cash needs of $5,585,000 for gas stored underground, gas accounts payable and deferred gas cost due to the increase in volumes stored and the increase of gas prices between periods. In addition, we used $971,000 more cash for capital expenditures, $562,000 more cash for dividend payments and $693,000 more cash for tax payments during a period with a $620,000 reduction in net income. These increased cash needs were partially met with $1,945,000 of increased customer payments on accounts receivable and $3,771,000 of increased borrowings.

     For the twelve months ended March 31, 2004, we had a $1,322,000 decrease in cash and cash equivalents compared to a $959,000 increase in cash and cash equivalents for the twelve months ended March 31, 2003. This additional $2,281,000 of cash used resulted from increased cash needs of $2,379,000 for gas stored underground, gas accounts payable and deferred gas costs due to the increase of gas prices between periods. In addition, we used $987,000 more cash for capital expenditures during a period with an $808,000 reduction in net income. These increased cash needs were partially met with $1,723,000 of increased customer payments on accounts receivable.





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

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, Delta filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of $4,277,000, an increase of 7.4%. The test year for the case was December 31, 2003. The rates were suspended up to and including October 4, 2004 by the Kentucky Public Service Commission in an Order dated April 23, 2004 so that they could investigate and determine the reasonableness of the proposed rates. A hearing will be scheduled for the cross-examination of witnesses.


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


Operating Revenues

     In the following table we set forth variations in our revenues for the three, nine and twelve months ended March 31, 2004 compared with the same periods in the preceding year:

                                                 2004 Compared to 2003
                                               --------------------------
                                            Three        Nine     Twelve Months
                                            Months    Months Ended       Ended
                                            Ended       March 31      March 31
                                           March 31      --------      --------
 ($000)                                   --------

 Increase (decrease) in our regulated
   revenues
        Gas rates                           4,044         6,723          8,799
        Weather normalization adjustment      483           869          1,133
        Sales volumes                      (2,324)       (4,429)        (5,272)
        On-system transportation              (21)          (53)          (105)
        Off-system transportation             184           433            551
        Other                                   1            10             17
                                           ------        -------        ------
          Total                             2,367         3,553          5,123

 Increase in our non-regulated
   revenues
    Gas rates                                 271         3,602          4,995
    Sales volumes                           1,794         1,578          2,197
    Other                                      16            30             37
                                           ------        ------         ------
      Total                                 2,081         5,210          7,229

 Increase in our intersegment revenues        (77)          (81)           (95)
                                           ------        ------         ------

 Increase in our consolidated revenues      4,371         8,682         12,257
                                           ======        ======         ======


 Percentage increase (decrease) in our
   regulated volumes

     Gas sales                               (9.4)        (11.8)         (11.8)
     On-system transportation                (5.5)         (2.3)          (1.2)
     Off-system transportation               47.8          36.4           36.8

 Percentage increase in our non-
   regulated gas sales volumes               28.5          10.4           11.9



     Heating degree days billed were 111%, 87% and 94% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2004, respectively, as compared with 121%, 100% and 109% of normal temperatures for the similar periods of 2003. A heating degree day results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increase in operating revenues for the three months ended March 31, 2004 of $4,371,000 was primarily due to a 29.1% increase in gas costs reflected in higher sales prices and a 28.5% increase in non-regulated sales volumes due to increases in volumes purchased by our off-system customers offset by a 9.4% decrease in regulated volumes due to the 7% warmer weather in the 2004 period.

     The increase in operating revenues for the nine months ended March 31, 2004 of $8,682,000 was primarily due to a 33.1% increase in gas costs reflected in higher sales prices and a 10.4% increase in non-regulated sales volumes due to increases in volumes purchased by our off-system customers offset by a 11.8% decrease in regulated volumes due to the 13% warmer weather in the 2004 period.

     The increase in operating revenues for the twelve months ended March 31, 2004 of $12,257,000 was primarily due to a 37.7% increase in gas costs reflected in higher sales prices and a 11.9% increase in non-regulated sales volumes due to increases in volumes purchased by our off-system customers offset by a 11.8% decrease in regulated volumes due to the 13% warmer weather in the 2004 period.


Operating Expenses

     In the following table we set forth variations in our purchased gas expense for the three, nine, and twelve months ended March 31, 2004 compared with the same periods in the preceding year:

                                          ______2004 Compared to 2003__________
                                                -------------------------------
                                            Three         Nine         Twelve
                                            Months       Months        Months
                                            Ended         Ended        Ended
    ($000)                                 March 31     March 31      March 31
                                           --------     --------      --------
    Increase (decrease) in regulated
     gas expense
             Gas rates                     3,893         6,266         8,196
             Purchase volumes             (1,421)       (2,542)       (2,960)
                                        --------      --------      --------
               Total                       2,472         3,724         5,236

    Increase in non-regulated gas
     expense
        Gas rates                          1,816         4,651         6,510
        Purchase volumes                     631         1,017         1,388
        Transportation expenses               77            81            95
                                        --------      --------      --------
          Total                            2,524         5,749         7,993

    Increase in intersegment gas
     expense                                 (77)          (81)          (95)
                                        --------      --------      --------

          Increase in consolidated
           gas expense                     4,919         9,392        13,134
                                        ========      ========      ========




     Natural gas prices are determined in an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand.

     The increase in purchased gas expense for the three months ended March 31, 2004 of $4,919,000 was primarily due to a 29.1% increase in gas costs because of higher prices and a 28.5% increase in non-regulated sales volumes offset by a 9.4% decrease in regulated volumes.

     The increase in purchased gas expense for the nine months ended March 31, 2004 of $9,392,000 was primarily due to a 33.1% increase in gas costs because of higher prices and a 10.4% increase in non-regulated sales volumes offset by a 11.8% decrease in regulated volumes.

     The increase in purchased gas expense for the twelve months ended March 31, 2004 of $13,134,000 was primarily due to a 37.7% increase in gas costs because of higher prices and a 11.9% increase in non-regulated sales volumes offset by a 11.8% decrease in regulated volumes.

     The decreases in income taxes for the three, nine and twelve months ended March 31, 2004 of $249,000, $419,000 and $557,000, respectively, is attributable to the decrease in net income before income tax. The decrease in net income is largely attributable to the decrease in operating income, which decreased 10.8%, 12.2% and 13.2%, respectively, for the three, nine and twelve months ended March 31, 2004.

     The decrease in interest charges for the three months ended March 31, 2004 of $126,000 is a result of lower effective interest rates and decreased borrowings.


Basic and Diluted Earnings Per Common Share

     For the three, nine and twelve months ended March 31, 2004 and 2003, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment Plan and Stock Purchase Plan and Employee Stock Purchase Plan, and our May, 2003 Common Stock offering of 600,000 shares.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.








New  Accounting Pronouncements

     See Notes (3) through (7) of the Notes to Consolidated Financial Statements (unaudited) for a discussion of these pronouncements.


Sarbanes-Oxley Act

     In July, 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002. Although the Act did not substantively change our corporate governance and internal  control  practices,  we have  formalized  many of our  governance  and internal control related procedures, and are working in order to be in the position to issue the required Statement of Management Responsibility, which must be audited by our external auditors in conjunction with the June 30, 2005 Annual Report on Form 10-K. We estimate that our external expenses for complying with the Act by June 30, 2005 will total in the range of approximately $400,000 to $450,000 of which approximately $349,000 has been recorded as of March 31, 2004.


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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $6,008,000, $1,031,000 and $16,995,000 on March 31, 2004, June 30, 2003 and
March 31, 2003, respectively. Based on the amount of our outstanding short-term line of credit on March 31, 2004, June 30, 2003 and March 31, 2003, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $60,000, $10,000 and $170,000 respectively.



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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
---- -- ------- -- ---------- --- --- -- --------

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---- -- ---------- -- ------- -- - ---- -- -------- -------

     None.


ITEM 5. OTHER INFORMATION.

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-4a of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-4a of the Securities Exchange Act, as amended.

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


                                            DELTA NATURAL GAS COMPANY, INC.
                                            (Registrant)


                                        /s/Glenn R. Jennings______________
         DATE:  May 12, 2004               Glenn R. Jennings
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



                                        /s/John F. Hall____________________
                                           John F. Hall
                                           Vice President - Finance, Secretary
                                           and Treasurer
                                           (Principal Financial Officer)




                                          /s/John B. Brown_______________
                                             John B. Brown
                                             Controller
                                             (Principal Accounting Officer)

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




                                          /s/Glenn R. Jennings
                                          ----------------------------------
                                          Glenn R. Jennings
                                          President and Chief Executive Officer


     Date:  May 12, 2004

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




                                               /s/John F. Hall
                                               -----------------------------
                                                  John F. Hall
                                                  Vice President - Finance,
                                                  Secretary and Treasurer



     Date:  May 12, 2004

                                                          EXHIBIT 32.1




                          CERTIFICATE PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/Glenn R. Jennings
                                      Glenn R. Jennings
                                      President and Chief Executive Officer


    May 12, 2004

                                                                EXHIBIT 32.2




                            CERTIFICATE PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                /s/John F. Hall
                               -----------------------------------
                                   John F. Hall
                                   Vice-President - Finance,
                                   Secretary and Treasurer



   May 12, 2004