Form 10-K
period 2004-06-30
DELTA NATURAL GAS CO INC
filed 2004-09-03
CIK 277375

================================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2004.
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No [ ]

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter. $ 76,329,704

As of August 26, 2004, Delta Natural Gas Company, Inc. had outstanding 3,207,945 shares of common stock $1 par value.

                          DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Commission not later than 120 days after June 30, 2004, is incorporated by reference in Part III of this Report.

===============================================================================

                            TABLE OF CONTENTS
                                                                    Page Number
PART I
         Item 1.    Business                                                  1

         Item 2.    Properties                                                8

         Item 3.    Legal Proceedings                                         8

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                          8

PART II
         Item 5.    Market for Registrant's Common Equity, Related
                    Stockholder Matters and Issuer Purchases of
                    Equity Securities                                         8

         Item 6.    Selected Financial Data                                  10

         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            11

         Item 7A.   Quantitative and Qualitative Disclosures
                    About Market Risk                                        20

         Item 8.    Financial Statements and Supplementary Data              20

         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                   21

         Item 9A.   Controls and Procedures                                  21

         Item 9B.   Other Information                                        21

PART III
         Item 10.   Directors and Executive Officers of the Registrant       21

         Item 11.   Executive Compensation                                   21

         Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management and Related
                    Stockholder Matters                                      21

         Item 13.   Certain Relationships and Related Transactions           21

         Item 14.   Principal Accountant Fees and Services                   22

PART IV
         Item 15.   Exhibits and Financial Statement Schedules               23

Signatures                                                                   25

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

     We seek to provide dependable, high-quality service to our customers while steadily enhancing value for our shareholders. Our efforts have been focused on developing a balance of regulated and non-regulated businesses to contribute to our earnings by profitably producing, selling and transporting gas in our service territory.

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

     We operate through two segments, a regulated segment and an unregulated segment. See Note 13 of the Notes to Consolidated Financial Statements. Through our regulated segment, we sell natural gas to our retail customers in 23 predominantly rural communities. In addition, our regulated segment transports gas to industrial customers on our system who purchase gas in the open market. Our regulated segment also transports gas on behalf of local producers and other customers not on our distribution system. Our results of operations and financial condition have been strengthened by regulatory developments in recent years, including a weather normalization provision which has reduced fluctuations in our earnings due to variations in weather and a gas cost recovery clause.

     We operate our unregulated segment through three wholly-owned subsidiaries. Two of these subsidiaries, Delta Resources, Inc. and Delgasco, Inc., purchase natural gas on the national market and from Kentucky producers. We resell this gas to industrial customers on our distribution system and to others not on our system. Our third subsidiary that is part of the unregulated segment, Enpro, Inc., produces natural gas and oil that is sold on the unregulated market.

     Our executive offices are located at 3617 Lexington Road, Winchester, Kentucky 40391. Our telephone number is (859) 744-6171. Our website is www.deltagas.com.


Distribution and Transmission of Natural Gas

     The  economy  of our  service  area is based  principally  on coal  mining, farming and light industry. The communities we serve typically contain populations of less than 20,000. Our three largest service areas are
Nicholasville, Corbin and Berea, Kentucky. In Nicholasville we serve approximately 8,000 customers, in Corbin we serve approximately 6,000 customers, and in Berea we serve approximately 4,000 customers.

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


Gas Supply

     We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2004, we purchased approximately 99% of our natural gas from interstate sources.

Interstate Gas Supply

     We acquire our interstate gas supply from gas marketers. We currently have commodity requirements agreements for our Columbia Gas Transmission, Columbia Gulf Transmission and Tennessee Gas Pipeline supplied areas with Atmos Energy Marketing (formerly known as Woodward Marketing, L.L.C). Under these commodity requirements agreements, the gas marketer is obligated to supply the volumes consumed by our regulated customers in defined sections of our service areas. The gas we purchase under these agreements is priced at index-based market prices or at mutually agreed to fixed prices. The index-based market prices are determined based on the prices published on the first of the month in Platts' Inside FERC's Gas Market Report in the indices that relate to the pipelines through which the gas will be transported, plus or minus an agreed-to fixed price adjustment per million British Thermal Units of gas sold. Consequently, the price we pay for interstate gas is based on current market prices.

     Our agreement with Atmos Energy Marketing for the Tennessee Gas Pipeline supplied service areas is for a term that expires on April 30, 2005, and shall continue year to year thereafter unless cancelled by either party by written notice at least sixty (60) days prior to the annual anniversary date of the agreement. Our agreement with Atmos, under which we purchase the natural gas transported for us by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation, became effective May 1, 2003 and replaced the supply agreement with Dynegy Marketing and Trade which expired April 30, 2003. The term for the Atmos supply for our Columbia Gas Transmission contract extends through April 30, 2006.

     We also purchase additional interstate natural gas from Atmos, as needed, in addition to our commodity requirements agreements with Atmos. This spot gas purchasing arrangement is pursuant to an agreement with Atmos that expires on March 31, 2005. Delta's purchases from Atmos under this spot purchase agreement are generally month-to-month. However, Delta does have the option of forward-pricing gas for one or more months for the upcoming winter season. The price of gas under this agreement is based on current market prices, determined in a similar manner as under the commodity requirements contract with Atmos, with an agreed-to fixed price adjustment per Million British Thermal Units purchased. In our fiscal year ended June 30, 2004, approximately 41% of Delta's gas supply was purchased under our agreements with Atmos.

     Delta purchases gas from M & B Gas Services, Inc. for injection into our underground natural gas storage field and to supply our southern system. We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed to fixed prices. Our agreement with M & B may be terminated upon 30 days' prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2004, approximately 58% of Delta's gas supply was purchased under our agreement with M & B.

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

     Our agreements with Tennessee Gas Pipeline extend through 2008 and thereafter automatically renew for subsequent five-year terms unless terminated by one of the parties. Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet ("Mcf") per day for us. During fiscal 2004, Tennessee transported a total of 1,454,000 Mcf for us under these contracts. Annually, approximately 30% of Delta's supply requirements flow through Tennessee Gas Pipeline to our points of receipt under our transportation agreements with Tennessee. We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's production area storage fields and its market area storage fields, and we reserve the right to withdraw up to fixed daily volumes. These gas storage agreements terminate on the same schedule as our transportation agreements with Tennessee.

     Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2004 Columbia Gas and Columbia Gulf transported for us a total of 542,000 Mcf, or approximately 11% of Delta's supply requirements, under all of our agreements with them.

     All of our transport agreements with Columbia Gas and Columbia Gulf extend through 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties.

     Columbia Gulf also transported additional volumes under agreements it has with M & B to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field, as discussed below. The amounts transported and sold to us under the agreement between Columbia Gulf and this gas marketer for fiscal 2004 constituted approximately 58% of Delta's gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

     We have no direct agreement with Texas Eastern Transmission Corporation. However, Atmos Energy Marketing has an arrangement with Texas Eastern to transport the gas to us that we purchase from that marketer. Consequently, Texas Eastern transports a small percentage of our interstate gas supply. In our fiscal year ended June 30, 2004, Texas Eastern transported approximately 11,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.

Kentucky Gas Supply

     We have an agreement with Columbia Natural Resources to purchase natural gas through October 31, 2005, and thereafter it will renew for additional terms of one year each until terminated by one of the parties. We purchased 55,000 Mcf from Columbia Natural Resources during fiscal 2004. The price for the gas we purchase from Columbia Natural Resources is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platt's Inside FERC's Gas Market Report, plus a fixed adjustment per million British Thermal units of gas purchased. Columbia Natural Resources delivers this gas to our customers directly from its own pipelines.

     We own and operate an underground natural gas storage field that we use to store a significant portion of our winter gas supply needs. The storage gas is delivered during the summer injection season by Columbia Gulf on behalf of M & B to an interconnection point between Columbia Gulf and us where we purchase and receive the gas and flow it to our storage field. M & B arranges transportation of the gas through the Columbia Gulf system to us. This storage capability permits us to purchase and store gas during the non-heating months and then withdraw and sell the gas during the peak usage months. During fiscal 2004, we withdrew 1,725,000 Mcf from this storage field.

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

     On April 5, 2004, we filed a general rate case with the Kentucky Public Service Commission. This filing requested an annual increase in revenues of $4,277,000, an increase of 7.4%. In accordance with normal practices, the Commission suspended the proposed rates until October 4, 2004 and a hearing was held on August 18, 2004. We cannot predict the outcome of this proceeding.

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

     During July, 2001, the Kentucky Public Service Commission required an independent audit of our gas procurement activities and the gas procurement activities of four other Kentucky gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impact on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with reliable supplies of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the 2000-2001 heating season, including changes in natural gas wholesale markets. It required the auditors to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The auditors were selected by the Kentucky Public Service Commission. The final audit report, dated November 15, 2002, contains 16 procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations. We are required to file periodic reports as to the status of our implementation of the recommendations. On July 26, 2004, the Kentucky Public Service Commission notified us that fourteen of the sixteen recommendations are considered completed. Our next progress report is to be filed by October 22, 2004.

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


Capital Expenditures

     Capital expenditures during 2004 were $9.0 million and for 2005 are estimated to be $4.8 million. Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.


Financing

     Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term line of credit. The current available line of credit is $40 million, of which $4.7 million had been borrowed at June 30, 2004.

     During February, 2003, we completed the sale of the aggregate principal amount of $20,000,000 of 7.00% Debentures due 2023. We used the net proceeds to redeem our 8.30% Debentures outstanding in the aggregate principal amount of $14,806,000 and to pay down our short-term notes payable.

     During May, 2003, we issued and sold through underwriters 600,000 shares of our common stock. The net proceeds of $12,493,000 from the sale of the stock were used to pay down our short-term notes payable.

     Present plans are to utilize the short-term line of credit to help meet planned capital expenditures and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.

     During 2004 the requirements of the Employee Stock Purchase Plan (see Note 4(c) of the Notes to Consolidated Financial Statements) were met through the issuance of 4,504 shares of common stock resulting in an increase of $106,000 in Delta's common shareholders' equity. Our expenses under the stock plan were $59,000, $53,000 and $52,000 for the three years ended June 30, 2004, 2003 and
2002, respectively. The Dividend Reinvestment and Stock Purchase Plan (see Note 5 of the Notes to Consolidated Financial Statements) resulted in the issuance of 29,129 shares of common stock providing an increase of $699,000 in Delta's common shareholders' equity.

Employees

     On June 30, 2004, we had 156 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.


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




Consolidated Statistics

For the Years Ended June 30,                2004       2003        2002          2001        2000
                                            ----       ----        ----        - ----        ----

Average Retail Customers Served
   Residential                             33,570     33,757       33,624       33,691        33,251
   Commercial                               5,298      5,290        5,235        5,227         5,110
   Industrial                                  61         63           62           65            66
                                         --------    -------     --------      -------       --------

      Total                               38,929      39,110       38,921       38,983        38,427
                                          ======    ========      =======      =======        ======

Operating Revenues ($000)
   Residential sales                      28,737      26,749       23,203       28,088        19,672
   Commercial sales                       18,719      16,916       13,832       17,040        10,952
   Industrial sales                        1,731       1,607        1,141        2,046         1,104
                                         -------     -------      -------      -------       -------
   Total regulated sales                  49,187      45,272       38,176       47,174        31,728

   On-system transportation                3,854       3,873        3,826        3,895         4,056
   Off-system transportation               2,104       1,560        1,220          814           522
   Non-regulated sales                    27,091      20,611       17,191       49,492        18,103
   Other                                     205         195          198          248           190
   Eliminations for intersegment          (3,247)     (3,131)      (4,741)     (30,853)       (8,672)
                                         --------    --------    --------      -------       --------

      Total                               79,194      68,380       55,870       70,770        45,927
                                          ======     =======      =======      =======        ======

System Throughput (Million Cu. Ft.)
   Residential sales                       2,202       2,416        2,133        2,614         2,266
   Commercial sales                        1,529       1,627        1,389        1,666         1,397
   Industrial sales                          164         181          142          249           174
                                          ------      ------       ------       ------       --------

     Total regulated sales                3,895        4,224         3,664       4,529         3,837

   On-system transportation               5,166        5,299         4,865       4,769         4,704
   Off-system transportation              7,190                      4,215       2,793         1,767
                                                       5,396
   Non-regulated sales                    3,958        3,591         3,858       4,851         4,939
   Eliminations for intersegment         (3,918)      (3,523)       (3,641)     (4,666)      (4,415)
                                        ---------    --------      --------    --------    ---------

      Total                              16,291       14,987        12,961       12,276       10,832
                                         ======      =======       =======      =======       ======

Average Annual Consumption Per
  Average Residential Customer
  (Thousand Cu. Ft.)                        66           72            63           78            68

Lexington, Kentucky Degree Days
   Actual                                4,493        4,914         4,137        4,961         4,162
   Percent of 30 year average             96.3        105.8          89.1        106.8          89.6

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

     Enpro owns interests in oil and gas leases on 11,000 acres located in Bell, Knox and Whitley Counties. Forty gas wells and five oil wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 3.2 million Mcf. Oil production from the property has not been significant. Also, Enpro owns the oil and gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties are currently non-producing, and we have performed no reserve studies on these properties. Enpro produced a total of 215,000 Mcf of natural gas during fiscal 2004 from all the properties described in this paragraph..

     A producer is conducting exploration activities on part of Enpro's developed holdings. Enpro reserved the option to participate in wells drilled by this producer and also retained certain working and royalty interests in any production from future wells.

     Our assets have no significant encumbrances.


Item 3.  Legal Proceedings

     We are not a party to any legal proceedings that are expected to have a material impact on our financial condition or our results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2004.


                                       PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     We have paid cash dividends on our common stock each year since 1964. The frequency and amount of future dividends will depend upon our earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for our Debentures.

     Our common stock is traded on the Nasdaq National Market System and trades under the symbol "DGAS". There were 2,145 record holders of our common stock as of June 30, 2004. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the Nasdaq National Market System and the cash dividends declared per share.

                         Range of Stock Prices($)         Dividends
Quarter                  High              Low           Per Share($)
-------                  ----              ---           ------------

Fiscal 2004
First                    23.90             22.45         .295
Second                   24.03             22.80         .295
Third                    27.78             23.56         .295
Fourth                   27.65             23.00         .295

Fiscal 2003
First                    21.97             18.50         .295
Second                   21.99             19.50         .295
Third                    23.99             21.24         .295
Fourth                   24.10             21.00         .295


     The closing sale prices shown above reflect prices between dealers and does not include markups or markdowns or commissions and may not necessarily represent actual transactions.

     In July, 2002, 2003 and 2004, we distributed 4,728, 4,504 and 4,826 shares, respectively, of our common stock to our employees under our Employee Stock Purchase Plan (see Note 4(c) of the Notes to Consolidated Financial Statements). We received cash consideration for one half of those shares of $52,000, $53,000 and $59,000, respectively, while one-half of the shares were provided to our employees without cash consideration as a part of our compensation and benefits for our employees. We have discontinued our Employee Stock Purchase Plan for fiscal 2005.

     We offered and sold our securities through our Employee Stock Purchase Plan pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption is available since we are incorporated and doing business in Kentucky and all our eligible employees are residents of Kentucky. Our Employee Stock Purchase Plan was authorized by our Board of Directors but was not required to be submitted to our shareholders for approval.

     Also, in June of 2002 and 2003, we awarded, respectively, a total of 800 and 900 shares of our common stock to our directors (100 shares per eligible director per year). We received no cash consideration for the shares, which were provided to our directors as a part of their compensation. This transaction may not have involved a "sale" of securities under the Securities Act of 1933, and in any event, the securities were qualified for an exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption is available since we are incorporated and doing business in Kentucky and all participating directors are residents of Kentucky.

     No underwriters were engaged in connection with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.

Item 6.    Selected Financial Data

For the Years Ended June 30,

                                            2004              2003              2002             2001               2000
                                            ----             -----              ----            -----               ----

Summary of Operations ($)

   Operating revenues                      79,193,614        68,380,263      55,870,219        70,770,156        45,926,775

   Operating income                         8,173,304         8,526,366       8,401,452         8,721,719         8,176,722

   Net income                               3,838,059         3,850,607       3,636,713         3,635,895         3,464,857

   Basic and diluted earnings
      per common share                           1.20              1.46            1.45              1.47              1.42

   Dividends declared
     per common share                            1.18              1.18            1.16              1.14              1.14

Average Number of Common
Shares Outstanding
(basic and diluted)                         3,185,158         2,641,829       2,513,804         2,477,983         2,433,397

Total Assets ($)                          138,372,129       133,287,316     127,141,327       124,179,138       112,918,919

Capitalization ($)

   Common shareholders'
      equity (a)                           48,830,161        45,892,597      34,182,277        32,754,560        31,297,418

   Long-term debt  (a)                     53,049,000        53,373,000      48,600,000        49,258,902        50,723,795
                                     --    ----------        ----------      ----------        ----------        ----------

      Total capitalization                101,879,161        99,265,597      82,782,277        82,013,462        82,021,213
                                          ===========        ==========      ==========        ==========        ==========

Short-Term Debt ($)(a)(b)                   6,388,180         2,681,099      21,105,000        19,250,000        11,375,000

Other Items ($)

   Capital expenditures                     8,959,153         8,839,091       9,748,304         7,069,713         8,795,653

   Total plant, before accumulated
        depreciation                      170,337,427       163,745,044     156,305,063       147,792,390       141,986,856

---------------------

(a)  During February,  2003, we issued $20,000,000 aggregate principal amount of
     7.00%   Debentures  due  2023.  The  net  proceeds  of  the  offering  were
     $19,181,000.  We used the net  proceeds  to  redeem  $14,806,000  aggregate principal  amount  of our  8.30%  Debentures  due  2026 and to pay down our short-term  notes  payable.  During May,  2003, we used the net proceeds of
     $12,493,000 from our sale of 600,000 shares of common stock to pay down our short-term notes payable.

(b)  Includes current portion of long-term debt.

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Overview of 2004 and Future Outlook

Overview

     The following is a discussion of the segments in which we compete, the corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2004. Our Company has two segments:
(i) a regulated natural gas distribution,  transmission and storage segment, and
(ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production.

     Earnings from the regulated segment are primarily influenced by sales volumes, the rates we charge our customers and the expenses we incur. In order for us to achieve our strategy of maintaining reasonable long-term earnings, cash flow and stock value, we must successfully manage each of these factors. Sales volumes are temperature-sensitive. Our regulated sales volumes in any period reflect the impact of weather, with colder temperatures generally resulting in increased sales volumes. The impact of unusual winter temperatures on our revenues is reduced given our ability to adjust our winter rates for residential and small non-residential customers in response to unusual winter temperatures. The Kentucky Public Service Commission sets the rates we are permitted to charge our customers in the regulated segment. We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we seek approval from the Kentucky Public Service Commission to adjust the rates we charge our customers. The regulated segment's largest expense is gas supply, which we are permitted to pass through to our customers. We control remaining expenses through budgeting, approval and review.

     Weather was warmer in 2004 than 2003, resulting in decreased retail and on-system transportation volumes. Rates charged our customers only changed during 2004 to reflect increases in gas costs through the gas cost recovery clause and to reflect warmer winter weather through the weather normalization tariff. Gas supply expense increased in response to the increase in natural gas prices as determined in the unregulated national market.

     Our non-regulated segment markets natural gas to large-use customers both on and off Delta's regulated system. We endeavor to enter sales agreements when we can match estimated demand with a supply that provides an acceptable margin.

     Net income per share declined primarily due to the increase in the number of our common shares outstanding resulting from our Dividend Reinvestment Plan and Stock Purchase Plan and Employee Stock Purchase Plan, and our May, 2003 Common Stock offering of 600,000 shares.

Future Outlook

     In 2005 and beyond, our success will be dependent, in part, on our ability to maintain a reasonable rate of return in our regulated segment. In April 2004, we filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case requested an annual revenue increase of 7.4%, although we cannot predict the outcome of this proceeding. A hearing at the Kentucky Public Service Commission was held on August 18, 2004 and we expect to implement new rates in October of 2004.

     We  expect  our   non-regulated   segment  to  continue  to  contribute  to
consolidated net income in 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheet. Notes payable increased to $4,738,000 at June 30, 2004, compared with $1,031,000 at June 30, 2003. This $3,707,000 increase reflects the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $8,959,000, $8,839,000 and $9,748,000 during the fiscal years ended 2004, 2003 and 2002, respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $53,049,000 at June 30, 2004, compared with $53,373,000 at June 30, 2003. This $324,000 decrease resulted from provisions in the Debentures allowing limited redemptions to be made to certain holders and/or their beneficiaries.

     Cash and Cash Equivalents decreased to $169,000 at June 30, 2004, compared with $1,420,000 at June 30, 2003. This $1,251,000 decrease in cash and cash equivalents for the year ended June 30, 2004 is compared with the $1,195,000 and $61,000 increases in cash and cash equivalents for the years ended June 30, 2003 and June 30, 2002, respectively, in the following table:

($000)
                                           2004           2003           2002
                                           ----           ----           ----

Provided by operating activities      $    7,276      $  15,186       $ 10,838
Used in investing activities              (8,959)        (8,839)        (9,748)
Provided by (used in) financing
      activities                             432         (5,152)        (1,029)
                                        -----------    -----------     --------

Increase (decrease) in cash and
      cash equivalents                 $  (1,251)    $    1,195        $    61
                                         =========     ==========      =========

     For the year ended June 30, 2004, we had a $1,251,000 decrease in cash and cash equivalents compared to a $1,195,000 increase in cash and cash equivalents for the year ended June 30, 2003. This additional $2,446,000 of cash used resulted primarily from increased cash needs of $7,712,000 for gas stored underground, gas accounts payable and deferred gas cost due to the increase in volumes stored and the increase of gas prices between periods. In addition, we used $1,561,000 more cash for trade payables. These increased cash needs were partially met with $1,478,000 of increased customer payments on accounts receivable and the $5,584,000 increase in cash provided by financing activities.

     For the year ended June 30, 2003, we had a $1,195,000 increase in cash and cash equivalents compared to a $61,000 increase in cash and cash equivalents for the year ended June 30, 2002. This additional $1,134,000 of cash provided resulted primarily from reduced cash use of $6,723,000 for gas stored underground, gas accounts payable and deferred gas cost due primarily to a higher gas payable balance for June 30, 2003. $909,000 less was used for capital expenditures and $880,000 more income taxes were deferred. These increases in cash provided were offset with $3,450,000 of decreased customer payments on accounts receivable and the $4,123,000 increase in cash used in financing activities.

Cash Requirements

     Our capital expenditures drive our continued need for capital. Our capital expenditures for fiscal 2005 are expected to be $4.8 million, a $4.2 million decrease from fiscal 2004 capital expenditures. The major reason for this decrease is the completion in 2004 of certain multi-year transmission line and storage improvement projects. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.

     The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2004:

                                             Payments Due by Period


($000)                            2005    2006-2007  2008-2009    After 2009        Total
                                  ----    ---------  ---------    ----------        -----

Interest expense(a)            $ 4,160     $ 8,320    $ 8,320    $  41,344       $ 62,144

Long-term debt(b)                1,650       3,300      3,300       46,449         54,699

Operating lease(c)                  76         139        125          758          1,098

Pension contributions(d)           798       1,596      1,596       10,334         14,324

Gas purchase obligations(e)     13,973       6,354      1,620          --          21,947
                               ---------   ---------  ---------   ---------     ---------
Total contractual
    obligations               $ 20,657     $19,709     $14,961   $  98,885       $154,212
                              =========   =========    ========   =========      ========


(a) Our Long-Term Debt, Notes Payable and Customers' Deposits all require interest payments. Interest payments are projected based on fiscal 2004 interest payments until the underlying debt matures. We have assumed a 40 year maturity for the Notes Payable.

(b) See Note 8 of the Notes to Consolidated Financial Statements for a description of this debt.

(c) The operating lease amount after June, 2009 includes the present value of leases having an indeterminate life. These leases relate primarily to storage well and compressor station site leases. For the purpose of this calculation we have assumed a 40 year life for these agreements, although we may cancel these leases at our option. To the extent that these leases extend beyond 2043, the annual lease payments will be $53,000.

(d) The pension contribution amount is based on the 2005 company contribution to the pension plan. For the purpose of this calculation, we have assumed a 40 year life for the pension plan. To the extent that the plan extends beyond 2043, the annual contribution is estimated to be $798,000.

(e) Gas purchase obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.


     In July, 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002. Although the Act did not substantively change our corporate governance and internal control practices, we have formalized many of our governance and internal control related procedures, and are working in order to be in the position to issue the required Statement of Management Responsibility, which must be attested to by our external auditors in conjunction with the June 30, 2005 Annual Report on Form 10-K. We estimate that our external expenses for complying with the Act by June 30, 2005 will total in the range of approximately $400,000 to $450,000 of which approximately $349,000 has been recorded as of June 30, 2004.

     See Note 11 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $4,738,000 was borrowed at June 30, 2004, classified as notes payable in the accompanying balance sheet. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2004. We intend to pursue renewal or to enter into a new agreement and seek similar terms as the existing agreement.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future. We do not foresee defaulting on any of our line of credit or Debenture agreements.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, Delta filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of $4,277,000, an increase of 7.4%. The test year for the case was December 31, 2003. The rates were suspended up to and including October 4, 2004 by the Kentucky Public Service Commission in an Order dated April 23, 2004 so that they could investigate and determine the reasonableness of the proposed rates. A hearing was held on August 18, 2004. We cannot predict the outcome of this proceeding.


Critical Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and at times difficult, subjective or complex judgments. Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial statements. The following are the accounting estimates that we believe are the most critical in nature.

Regulatory Accounting

     Our accounting policies historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. Our regulated segment continues to be cost-of-service rate regulated, and we believe the application of Statement No. 71 to that segment continues to be appropriate. We must reaffirm this conclusion at each balance sheet date. If, as a result of a change in circumstances, it is determined that the regulated segment no longer meets the criteria of regulatory accounting under Statement No. 71, that segment will have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

     The application of Statement No. 71 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the Kentucky Public Service Commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers.

     We use our best judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our consolidated financial statements. We believe it is probable that we will recover the regulatory assets that have been recorded.





Pension

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

     In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, changes in pension obligations associated with the above factors may not be immediately recognized as pension costs on the income statement, but may be deferred and amortized in the future over the average remaining service period of active plan participants in accordance with Statement 87. For the years ended June 30, 2004, 2003 and 2002, we recorded pension costs for our defined benefit pension plan of $725,000, $535,000 and $428,000, respectively.

     Effective April 1, 2002, our Board of Directors adopted a plan amendment which enhanced the formula for benefits paid under the Company's Defined Benefit Retirement Plan. In September, 2002, our Board of Directors approved an amendment to the plan effective November 1, 2002. The plan amendment reduced the formula for benefits paid under the plan for future service and restricted participants from taking the benefits paid on service rendered subsequent to November 1, 2002 in the form of lump-sum distributions from the plan.

     Our pension plan assets are principally comprised of equity and fixed income investments. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

     In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on pension plan assets is 8 percent and is based on our targeted asset allocation assumption of approximately 60 percent equity investments and approximately 40 percent fixed income investments. Our approximately 60 percent equity investment target includes allocations to domestic, international, and emerging markets managers. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

     We calculate the expected return on assets in our determination of pension cost based on the market value of assets at the measurement date. Using the market value recognizes investment gains or losses in the year in which they occur.

     Based on our assumed long-term rate of return of 8 percent, discount rate of 6 percent, and various other assumptions, we estimate that our pension costs associated with our defined benefits pension plan will decrease from $725,000 in 2004 to $556,000 in 2005. Modifying the expected long-term rate of return on our pension plan assets by .25 percent would change pension costs for 2005 by approximately $27,000. Modifying the discount rate assumption by .25 percent would change 2005 pension costs by approximately $45,000.

Accumulated Provisions for Doubtful Accounts

     We encounter risks associated with the collection of our accounts receivable. As such, we record a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, we primarily utilize the historical accounts receivable write-off amounts. Quarterly, at a minimum, we review the reserve for reasonableness based on the level of revenue and the aging of the receivable balance. The underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement and working capital. The actual weather, commodity prices and other internal and external economic conditions, such as the mix of the customer base between residential, commercial and industrial, may vary significantly from our assumptions and may impact operating income.

Asset Retirement Obligations

     We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, during fiscal year 2003 and the primary impact was to change the method of accruing for oil and gas well plugging and abandonment costs. Statement No. 143 requires that the fair value of our retirement obligations be recorded at the time the obligations are incurred. Statement No. 143 does not require the recognition of asset retirement obligations with indeterminate useful lives. Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability. Over time the liabilities are accreted for the change in their present value, through charges to depreciation, depletion and amortization, and the initial capitalized costs are depleted over the useful lives of the related assets. We must use judgment to identify all appropriate asset retirement obligations. The underlying assumptions used for the value of the retirement obligation and related capitalized costs can change from period to period. These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk free interest rate.

New Accounting Pronouncements

     Significant management judgment is generally required during the process of adopting new accounting pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these pronouncements.


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

Operating Revenues

     In the following table we set forth variations in our revenues for the last two fiscal years:

 ($000)                                          2004 compared    2003 compared
                                                       to              to
                                                      2003            2002
                                                 ------------     ------------

 Increase (decrease) in our regulated
     revenues
        Gas rates                                         6,801          3,030
        Weather normalization adjustment                    690         (1,619)
        Sales volumes                                    (3,576)         5,685
        On-system transportation                            (19)            47
        Off-system transportation                           544            340
        Other                                                10             (3)
                                                     ----------      ---------
             Total                                        4,450          7,480
                                                     ----------      ---------

 Increase (decrease) in our non-regulated
     revenues
        Gas rates                                         4,349          4,519
        Sales volumes                                     2,100         (1,106)
        Other                                                31              7
                                                    -----------      ---------
             Total                                        6,480          3,420

 Increase (decrease) in our intersegment
     revenues                                             (116)         1,610
                                                    -----------      --------

              Increase (decrease) in our
               consolidated revenues                    10,814         12,510
                                                     ==========     ==========


 Percentage increase (decrease) in our
      regulated volumes
        Gas sales                                         (7.8)          15.3
        On-system transportation                          (2.5)           8.9
        Off-system transportation                         33.2           28.0
 Percentage  increase (decrease) in our non-
     regulated gas sales volumes                          10.2           (7.5)


     Heating degree days billed were 96% of normal thirty year average temperatures for fiscal 2004, as compared with 106% of normal temperatures for 2003 and 89% of normal for 2002. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increase in operating revenues for 2004 of $10,814,000 was primarily due to a 26.1% increase in gas costs reflected in higher sales prices and a 10.2% increase in non-regulated sales volumes due to increases in volumes purchased by our off-system customers. These increases were offset by a 7.8% decrease in regulated volumes due to the 8.6% warmer weather in the 2004 period.

     The increase in operating revenues for 2003 of $12,510,000 was primarily due to the 15.3% increase in our regulated volumes because of the significantly colder weather in 2003, as well as the 23.7% increase in gas costs reflected in higher sales prices. This increase, however, was offset to some extent because unusually cold temperatures caused us to adjust our rates downward under our authorized weather normalization tariff. The decrease in our non-regulated sales volumes and our intersegment revenues is a result of the non-regulated segment discontinuing the practice of selling gas to the regulated segment effective January 1, 2002.

Operating Expenses

     In the following table we set forth variations in our purchased gas expense for the last two fiscal years:

($000)                                           2004 compared   2003 compared
                                                   to  2003         to 2002
                                                 -------------   -------------

Increase (decrease) in our regulated
    gas expense
       Gas rates                                    6,423                3,068
       Purchase volumes                            (2,071)               3,784
                                                 ----------          ----------
          Total                                     4,352                6,852
                                                  ---------           ----------

Increase (decrease) in our non-regulated
   gas expense
      Gas rates                                     5,070               3,273
      Purchase volumes                              1,559                 (922)
      Transportation expense                          116                   81
                                                  ---------         ------------
          Total                                     6,745               2,432
                                                   --------          ----------

Decrease (increase) in our intersegment
     gas expense                                    (116)              1,610
                                                   ---------         ----------

Increase in our consolidated gas expense           10,981              10,894
                                                   =======           =========

     Natural gas prices are determined in an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand.

     The increase in purchased gas expense for 2004 of $10,981,000 was primarily due to a 26.1% increase in gas costs because of higher prices and a 10.2% increase in non-regulated sales volumes offset by a 7.8% decrease in regulated volumes sold.

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

     The decrease in other interest for 2004 of $260,000 is a result of lower short-term borrowings.

Basic and Diluted Earnings Per Common Share

     For the fiscal years ended June 30, 2004, 2003 and 2002, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan, our Employee Stock Purchase Plan and our May, 2003 common stock offering of 600,000 shares.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $4,738,000 and $1,031,000 on June 30, 2004 and 2003, respectively. Based on the amount of our outstanding short-term line of credit on June 30, 2004 and 2003, a one percent (one hundred basis point) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $47,000 and $10,000, respectively.



Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                  PAGE

Management's Statement of Responsibility for Financial Reporting
and Accounting                                                            27

Report of Independent Registered Public Accounting Firm                   28

Consolidated Statements of Income for the years ended June 30,
2004, 2003, and 2002                                                       29

Consolidated Statements of Cash Flows for the years ended
June 30, 2004, 2003 and 2002                                               30

Consolidated Balance Sheets as of June 30, 2004 and 2003                   32

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2004, 2003 and 2002                           34

Consolidated Statements of Capitalization as of June 30,
2004 and 2003                                                              36

Notes to Consolidated Financial Statements                                 37

Schedule II - Valuation and Qualifying Accounts for the years
ended June 30, 2004, 2003 and 2002                                         49

Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A.   Controls and Procedures

     Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  Other Information

         None.


                              PART III


Item 10.   Directors and Executive Officers of the Registrant

Code of Conduct

     We have adopted our Business Code of Conduct and Ethics, which is a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. Our Code of Ethics may be viewed on our website at www.deltagas.com. Any amendment to or waiver of the application of our Code of Ethics will be promptly disclosed on our website at www.deltagas.com.


Item 11.   Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


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

                                    PART IV


Item 15.   Exhibits and Financial Statement Schedules

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

3(ii)Registrant's Amended and Restated By-Laws (dated November 21, 2002) are incorporated herein by reference to Exhibit 3(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended December 31, 2002.

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

4(c) The  Indenture  dated  January  1, 2003 in  respect  of 7%  Debentures  due
     February 1, 2023, is incorporated herein by reference to Exhibit 4(d) to Delta's Form S-2 (Reg. 333-100852) dated October 30, 2002.

10(a)Employment agreements between Registrant and five officers, those being John B. Brown, Johnny L. Caudill, John F. Hall, Alan L. Heath and Glenn R. Jennings, are incorporated herein by reference to Exhibit 10(k) to Registrant's Form 10-Q (File No. 000-08788) for the period ended March 31, 2000.

10(b)Gas Sales  Agreement,  dated May 1, 2000, by and between the Registrant and
     Woodward Marketing, L.L.C. is incorporated herein by reference to Exhibit 10(d) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(c)Gas Sales  Agreement,  dated May 1, 2003, by and between the Registrant and
     Woodward Marketing, LLC is incorporated herein by reference to Exhibit 10(c) to Registrant's Form 10-K (Reg. No. 000-08788) dated September 5, 2003.

10(d)Gas  Transportation  Agreement  (Service Package 9069),  dated December 19,
     1994, by and between Tennessee Gas Pipeline Company and Registrant is incorporated herein by reference to Exhibit 10(e) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(e)GTS Service  Agreement  (Service  Agreement No.  37815),  dated November 1,
     1993, by and between Columbia Gas Transmission Corporation and Registrant is incorporated herein by reference to Exhibit 10(f) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(f)FTS1 Service  Agreement  (Service  Agreement  No.  4328),  dated October 4,
     1994, by and between Columbia Gulf Transmission Company and Registrant is incorporated herein by reference to Exhibit 10(g) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(g)Loan  Agreement,  dated October 31, 2002, by and between Branch Banking and
     Trust Company and Registrant is incorporated herein by reference to Exhibit 10(i) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003. 10(h) Promissory Note, in the original principal amount of $40,000,000, made by Registrant to the order of Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2002.

10(i)Gas Storage  Lease,  dated  October 4, 1995,  by and between Judy L. Fuson,
     Guardian of Jamie Nicole Fuson, a minor, and Lonnie D. Ferrin and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(j) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(j)Gas  Storage  Lease,  dated  November  6, 1995,  by and  between  Thomas J.
     Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant, is incorporated herein by reference to Exhibit 10(k) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(k)Deed and Perpetual Gas Storage  Easement,  dated  December 21, 1995, by and between Katherine M. Cornelius, William Cornelius, Frances Carolyn Fitzpatrick, Isabelle Fitzpatrick Smith and Kenneth W. Smith and Registrant is incorporated herein by reference to Exhibit 10(l) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(l)Underground Gas Storage Lease and Agreement, dated March 9, 1994, by and between Equitable Resources Exploration, a division of Equitable Resources Energy Company, and Lonnie D. Ferrin and Amendment No. 1 and Novation to Underground Gas Storage Lease and Agreement, dated March 22, 1995, by and between Equitable Resources Exploration, Lonnie D. Ferrin and Registrant, is incorporated herein by reference to Exhibit 10(m) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(m)Base  Contract  for  Short-Term  Sale and  Purchase of Natural  Gas,  dated
     January 1, 2002, by and between M & B Gas Services, Inc. and Registrant, is incorporated herein by reference to Exhibit 10(n) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(n)Oil and Gas Lease, dated July 19, 1995, by and between Meredith J. Evans and Helen Evans and Paddock Oil and Gas, Inc.; Assignment, dated June 15, 1995, by Paddock Oil and Gas, Inc., as assignor, to Lonnie D. Ferrin, as assignee; Assignment, dated August 31, 1995, by Paddock Oil and Gas, Inc., as assignor, to Lonnie D. Ferrin, as assignee; and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant, is incorporated herein by reference to Exhibit 10(o) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

12   Computation of the Consolidated Ratio of Earnings to Fixed Charges.

21   Subsidiaries of the Registrant.

23   Consent of Independent Registered Public Accounting Firm.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Written  statement of the Chief  Executive  Officer,  pursuant to 18 U.S.C.
     Section 1350.

32.2 Written statement of the Principal Financial Officer, pursuant to 18 U.S.C.
     Section 1350.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of September, 2004.


                                DELTA NATURAL GAS COMPANY, INC.

                                By:  /s/Glenn R. Jennings
                                    -------------------------------
                                        Glenn R. Jennings, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)  Principal Executive Officer:


/s/Glenn R. Jennings               President, Chief Executive  September 3, 2004
--------------------------------   Officer and Vice Chairman
   (Glenn R. Jennings)             of the Board

(ii) Principal Financial Officer:


/s/John F. Hall                    Vice-President - Finance,   September 3, 2004
--------------------------------   Secretary and Treasurer
  (John F. Hall)

(iii) Principal Accounting Officer:


/s/John B. Brown                   Controller                  September 3, 2004
--------------------------------
  (John B. Brown)

(iv) A Majority of the Board of Directors:


/s/H. D. Peet                       Chairman of the Board      September 3, 2004
---------------------------------
  (H. D. Peet)


/s/Donald R. Crowe                   Director                  September 3, 2004
---------------------------------
   (Donald R. Crowe)


/s/Jane Hylton Green                 Director                  September 3, 2004
---------------------------------
  (Jane Hylton Green)


 /s/Lanny D. Greer                   Director                  September 3, 2004
---------------------------------
   (Lanny D. Greer)

/s/Billy Joe Hall                     Director                 September 3, 2004
--------------------------------
  (Billy Joe Hall)


/s/Michael J. Kistner                 Director                 September 3, 2004
--------------------------------
  (Michael J. Kistner)


/s/Lewis N. Melton                    Director                 September 3, 2004
--------------------------------
  (Lewis N. Melton)


/s/Arthur E. Walker, Jr.              Director                 September 3, 2004
--------------------------------
  (Arthur E. Walker, Jr.)


/s/Michael R. Whitley                 Director                 September 3, 2004
--------------------------------
  (Michael R. Whitley)

Management's Statement of Responsibility for Financial Reporting and Accounting

     Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

     The Company maintains a system of accounting and internal controls which management believes provides reasonable assurance that the accounting records are reliable for purposes of preparing financial statements and that the assets are properly accounted for and protected.

     The Board of Directors pursues its oversight role for these financial statements through its Audit Committee, which consists of four outside directors. The Audit Committee meets periodically with management to review the work and monitor the discharge of their responsibilities. The Audit Committee also meets periodically with the Company's internal auditor as well as representatives of Deloitte & Touche LLP, the Company's independent registered public accounting firm, who have full and free access to the Audit Committee, with or without management present, to discuss internal accounting control, auditing and financial reporting matters.




Glenn R. Jennings           John F. Hall                          John B. Brown
President and Chief         Vice President - Finance,             Controller
Executive Officer           Secretary and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:





We have audited the accompanying consolidated balance sheets and statements of capitalization of Delta Natural Gas Company and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the three years in the period ended June 30, 2004. Our audit also included the financial statement schedule included in Item 15a(2) of this Annual Report. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.


We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


As discussed in Note 2 to the financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".


DELOITTE & TOUCHE LLP


Cincinnati, Ohio
August 13, 2004



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Income

For the Years Ended June 30,                            2004               2003               2002
                                                        ----              -----               ----

Operating Revenues                                 $ 79,193,614       $ 68,380,263        $ 55,870,219
                                                   ------------       ------------        ------------

Operating Expenses
   Purchased gas                                   $ 51,972,671       $ 40,991,670        $ 30,097,664
   Operation and maintenance                         10,665,340         10,657,552           9,685,746
   Depreciation and depletion                         4,432,151          4,281,207           4,080,944
   Taxes other than income
     taxes                                            1,590,548          1,510,111           1,354,913
   Income tax expense (Note 3)                        2,359,600          2,413,357           2,249,500
                                                   ------------     --------------      --------------
      Total operating expenses                     $ 71,020,310       $ 59,853,897        $ 47,468,767
                                                   ------------       ------------        ------------

Operating Income                                  $   8,173,304      $   8,526,366       $   8,401,452
                                                   ------------      -------------       -------------

Other Income and Deductions, Net                  $      60,532      $      47,641       $      17,018

Interest Charges
   Interest on long-term debt                         3,835,797          3,858,082           3,728,847
   Other interest                                       323,191            582,955             891,750
   Amortization of debt expense                         236,789            193,993             161,160
                                                   ------------     --------------        ------------
      Total interest charges                       $  4,395,777     $    4,635,030        $  4,781,757
                                                   ------------     --------------        ------------

Income Before Cumulative Effect of
a Change in Accounting Principle                   $  3,838,059     $    3,938,977        $  3,636,713

Cumulative Effect of a Change in
Accounting Principle, net of income
taxes of $55,000 (Note 2)                                   --           (88,370)                  --
                                                   ------------    --------------        ------------


   Net Income                                      $  3,838,059     $    3,850,607        $  3,636,713
                                                   ============     ==============        ============

Basic and Diluted Earnings Per Common
Share Before Cumulative Effect of a
Change In Accounting Principle                     $       1.20     $        1.49         $      1.45

Cumulative Effect of a Change in
Accounting Principle
                                                             --              (.03)               --
                                                   -------------     --------------    -------------

Basic and Diluted Earnings Per
Common Share                                       $        1.20    $        1.46       $       1.45
                                                    ============     =============     =============


Weighted Average Number of Common Shares
Outstanding (Basic and Diluted)                       3,185,158          2,641,829          2,513,804

Dividends Declared Per Common Share                 $      1.18      $       1.18       $       1.16

The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,                                       2004                2003               2002
                                                                   ----                ----               ----

Cash Flows From Operating Activities
     Net income                                               $  3,838,059         $ 3,850,607       $  3,636,713

   Adjustments to reconcile net income to net
          cash from operating activities
      Cumulative effect of a change in accounting                       --              88,370                --
      principle
      Depreciation, depletion and amortization                   4,658,413           4,461,812           4,354,396
      Deferred income taxes and investment
          tax credits                                            1,905,680           1,991,258           1,110,916
      Other - net                                                  681,910             675,807              595,894

   (Increase) decrease in assets
      Accounts receivable                                         (204,603)         (1,682,752)          1,767,741
      Gas in storage                                            (2,615,968)            189,870            (556,871)
      Deferred gas cost                                          2,768,192            (215,765)            368,648
      Materials and supplies                                       199,717             (28,723)              69,663
      Prepayments                                                 (723,669)            (78,355)            681,195
      Other assets                                                (142,794)           (235,549)           (89,615)

   Increase (decrease) in  liabilities
      Accounts payable                                          (3,272,634)          6,178,302         (1,197,677)
      Accrued taxes                                                230,713             178,207             (44,503)
      Other current liabilities                                    (60,720)           (244,388)           163,936
      Other liabilities                                             13,727              57,368            (22,001)
                                                           ---------------     ---------------    ---------------

         Net  cash provided by operating activities           $  7,276,023         $15,186,069       $ 10,838,435
                                                              ------------         -----------       ------------

Cash Flows From Investing Activities
   Capital expenditures                                       $ (8,959,153)       $ (8,839,091)      $ (9,748,304)
                                                              -------------       ------------       ------------

         Net cash used in investing activities                $ (8,959,153)       $ (8,839,091)      $ (9,748,304)
                                                              -------------       ------------       ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,                                        2004                   2003                 2002
                                                                    ----                   ----                 ----

Cash Flows From Financing Activities
   Dividends on common stock                                  $  (3,758,748)      $   (3,185,900)       $  (2,916,418)
   Issuance of common stock, net                                    807,617           13,096,249              707,422
   Issuance of long-term debt                                            --           20,000,000                   --
   Long-term debt issuance expense                                       --             (819,408)                  --
   Repayment of long-term debt                                     (324,000)         (15,919,240)          (1,375,000)
   Issuance of notes payable                                     57,805,684           84,556,011           36,860,000
   Repayment of notes payable                                   (54,098,603)        (102,879,912)         (34,305,000)
                                                             ---------------        ------------         ------------

         Net cash provided by (used in)
           financing activities                              $      431,950       $   (5,152,200)       $  (1,028,996)
                                                             --------------       --------------        -------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                           $  (1,251,180)      $    1,194,778      $        61,135

Cash and Cash Equivalents,
   Beginning of Year                                          $   1,420,014              225,236              164,101
                                                              -------------      ---------------      ---------------

Cash and Cash Equivalents,
   End of Year                                               $      168,834       $    1,420,014       $      225,236
                                                             ==============       ==============       ==============


Supplemental Disclosures of Cash
   Flow Information
    Cash paid during the year for
         Interest                                             $   4,160,291       $    4,701,320        $   4,636,051
         Income taxes (net of refunds)                       $      804,035      $       355,308        $   1,130,566


The accompanying notes to consolidated financial statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                                                   2004                  2003
                                                                                 ----                  ----

Assets
   Gas Utility Plant, at cost                                              $170,337,427           $163,745,044
      Less - Accumulated provision for depreciation                         (55,121,511)           (51,670,448)
                                                                           -------------          ------------

         Net gas plant                                                     $115,215,916           $112,074,596
                                                                           ------------           ------------

   Current Assets
      Cash and cash equivalents                                           $     168,834         $    1,420,014
      Accounts receivable, less accumulated provision for
         doubtful accounts of $300,000 and $350,000 in
         2004 and 2003, respectively                                          4,771,380              4,566,777
      Gas in storage, at average cost                                         7,749,089              5,090,440
      Deferred gas costs                                                      1,523,632              4,291,824
      Materials and supplies, at first-in, first-out cost                       352,762                552,479
      Prepayments                                                             1,190,818                467,149
                                                                          -------------        ----------------

         Total current assets                                             $  15,756,515          $  16,388,683
                                                                          -------------          -------------

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,236,009)                             $     376,930        $       356,137
      Note receivable from officer                                              110,000                134,000
      Prepaid pension cost (Note 4)                                           2,694,151                     --
      Unamortized debt expense
        and other (Notes 4 and 8)                                             4,218,617              4,333,900
                                                                          -------------        ---------------

         Total other assets                                                $  7,399,698         $    4,824,037
                                                                           ------------         --------------

            Total assets                                                   $138,372,129         $  133,287,316
                                                                           ============         ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                                                 2004                2003
                                                                               ----                ----

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common shareholders' equity
         Common shares ($1.00 par value)                                 $     3,200,715      $    3,166,940
         Premium on common shares                                             44,236,128          43,462,433
         Capital stock expense                                                (2,597,999)         (2,598,146)
         Accumulated other comprehensive loss                                         --          (2,050,636)
         Retained earnings                                                     3,991,317           3,912,006
                                                                         ---------------     ---------------
             Total common shareholders' equity                            $   48,830,161       $  45,892,597

      Long-term debt (Notes 8 and 9)                                          53,049,000          53,373,000
                                                                          --------------      --------------

         Total capitalization                                              $ 101,879,161       $  99,265,597
                                                                           -------------       -------------

   Current Liabilities
      Notes payable (Note 7)                                             $     4,738,180      $    1,031,099
      Current portion of long-term debt (Notes 8 and 9)                        1,650,000           1,650,000
      Accounts payable                                                         6,609,787          10,624,087
      Accrued taxes                                                            1,027,937             797,224
      Customers' deposits                                                        433,809             442,315
      Accrued interest on debt                                                   901,370             902,673
      Accrued vacation                                                           624,604             576,388
      Other accrued liabilities                                                  488,031             587,158
                                                                        ----------------    ----------------

         Total current liabilities                                         $  16,473,718       $  16,610,944
                                                                           -------------       -------------

   Deferred Credits and Other
      Deferred income taxes                                                $  17,967,611       $  14,620,631
      Investment tax credits                                                     326,200             364,600
      Regulatory liabilities (Note 1)                                          1,431,600           1,428,652
      Pension liability (Note 4)                                                      --             716,780
      Advances for construction and other                                        293,839             280,112
                                                                         ---------------    ----------------

         Total deferred credits and other                                  $  20,019,250       $  17,410,775
                                                                           -------------       -------------
  Commitments and Contingencies (Note 11)
             Total liabilities and shareholders' equity                     $138,372,129        $133,287,316
                                                                            ============        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.



           Delta Natural Gas Company, Inc. and Subsidiary Companies

           Consolidated Statements of Changes in
           Shareholders' Equity

 For the Years Ended June 30,                                2004                2003                2002
                                                             ----                ----                ----

 Common Shares
    Balance, beginning of year                          $   3,166,940       $   2,530,079        $    2,495,679
       Common stock offering, $1.00 par value
         of 600,000 shares issued in 2003                          --             600,000                    --
       Dividend reinvestment and stock
         purchase plan, $1.00 par value of 29,129,
         30,821 and 28,506 shares issued in 2004,
         2003 and 2002, respectively                           29,129              30,821                28,506
      Issued to directors, $1.00 par value of 900
         and 800 shares in 2003 and 2002,                          --                 900                  800
         respectively
       Employee stock purchase plan and
         other, $1.00 par value of 4,646, 5,140
         and 5,094 shares issued in 2004, 2003 and
         2002, respectively                                     4,646              5,140                 5,094
                                                      -----------------   ----------------      ---------------

    Balance, end of year                                $   3,200,715      $    3,166,940        $    2,530,079
                                                        =============      ==============        ==============

 Premium on Common Shares
    Balance, beginning of year                           $ 43,462,433       $  30,330,330        $  29,657,308
      Premium on issuance of common shares
       Common stock offering                                       --          12,360,000                   --
       Dividend reinvestment and stock
         purchase plan                                        670,243             644,906              561,547
       Issued to directors                                         --              19,638               16,712
       Employee stock purchase plan and
         other                                                103,452              107,559              94,763
                                                      ---------------     ----------------    -----------------

    Balance, end of year                                 $ 44,236,128       $  43,462,433        $  30,330,330
                                                         ============       =============       ==============

 Capital Stock Expense
    Balance, beginning of year                          $  (2,598,146)     $   (1,925,431)      $    (1,925,431)
      Common stock offering                                       147            (672,715)                   --
                                                        ---------------     --------------       --------------


    Balance, end of year                                $  (2,597,999)     $   (2,598,146)      $   (1,925,431)
                                                        =============      ==============       ==============
 Accumulated Other Comprehensive
    Income (Loss)
    Balance, beginning of year                          $  (2,050,636)    $           --        $           --
       Minimum pension liability adjustment,
         net of tax benefit of $1,335,800 (Note 4)          2,050,636          (2,050,636)                  --
                                                       --------------     ---------------       ---------------


    Balance, end of year                              $            --      $   (2,050,636)      $           --
                                                      ==================   ==============      ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary
Companies

Consolidated Statements of Changes in
Shareholders' Equity (continued)

For the Years Ended June 30,                                2004                2003                2002
                                                            ----                ----                ----


Retained Earnings
   Balance, beginning of year                          $   3,912,006      $    3,247,299       $   2,527,004
     Net income                                            3,838,059           3,850,607           3,636,713
     Cash dividends declared on common
       shares (See Consolidated
       Statements of Income for rates)                    (3,758,748)         (3,185,900)         (2,916,418)
                                                      ---------------     --------------      --------------

   Balance, end of year                                $   3,991,317      $    3,912,006       $   3,247,299
                                                       =============      ==============       =============

Common Shareholders' Equity
    Balance, beginning of year                          $ 45,892,597       $  34,182,277       $ 32,754,560
                                                        ------------       -------------       ------------
     Comprehensive income
        Net income                                      $  3,838,059      $    3,850,607       $  3,636,713
        Other comprehensive income (loss)                  2,050,636          (2,050,636)                --
                                                       --------------      ---------------     -------------

        Comprehensive income                           $   5,888,695      $    1,799,971       $   3,636,713
     Issuance of common stock                                807,617          13,096,249             707,422
     Dividends on common stock                            (3,758,748)         (3,185,900)         (2,916,418)
                                                       -------------      --------------        ------------

    Balance, end of year                               $  48,830,161       $  45,892,597        $ 34,182,277
                                                        ============       =============        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                         2004             2003
                                                       ----             ----

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 4 and 5)
     Authorized 6,000,000 shares
     Issued and outstanding 3,200,715 and
         3,166,940 shares in 2004 and 2003,
         respectively                            $   3,200,715    $   3,166,940
   Premium on common shares                         44,236,128       43,462,433
   Capital stock expense                            (2,597,999)      (2,598,146)
   Accumulated other comprehensive loss                     --       (2,050,636)
   Retained earnings (Note 8)                        3,991,317        3,912,006
                                                --------------   --------------

      Total common shareholders' equity          $  48,830,161     $ 45,892,597
                                                 -------------     ------------

Long-Term Debt (Notes 8 and 9)
   Debentures, 6 5/8%, due 2023                  $  10,872,000     $ 11,051,000
   Debentures, 7.0%, due 2023                       20,000,000       20,000,000
   Debentures, 7.15%, due 2018                      23,827,000       23,972,000
                                                --------------    -------------

      Total debt                                 $  54,699,000     $ 55,023,000

   Less amounts due within one year,
     included in current liabilities                (1,650,000)      (1,650,000)
                                               ---------------   --------------

      Total long-term debt                       $  53,049,000    $  53,373,000
                                                 -------------    -------------

         Total capitalization                     $101,879,161    $  99,265,597
                                                  ============    =============


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

     (c) Depreciation We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.8%, 2.9% and 2.9% of average depreciable plant for 2004, 2003 and 2002, respectively.

     (d) Maintenance All expenditures for maintenance and repairs of units of property are charged to the appropriate maintenance expense accounts in the month incurred. A betterment or replacement of a unit of property is accounted for as an addition and retirement of utility plant. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired.

     (e) Gas Cost Recovery We have a Gas Cost Recovery ("GCR") clause which provides for a dollar-tracker that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred by the regulated segment and approved by the Kentucky Public Service Commission. We expense gas costs based on the amount of gas costs recovered through revenue. Any differences between actual gas costs and those estimated costs billed are deferred and reflected in the computation of future billings to customers using the GCR mechanism.

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

   Regulatory assets ($000)                                2004           2003
                                                           ----           ----

      Deferred gas cost                                   1,524         4,292
      Loss on extinguishment of debt                      2,257         2,386
      Rate case and gas audit expense                       152             --
                                                        ---------    ---------
          Total regulatory assets                         3,933         6,678
                                                        =======       =======

   Regulatory liabilities ($000)

      Accrued cost of removal on long-lived assets          784           715
      Regulatory liability for deferred income taxes        648           714
                                                        -------       -------
                                                          1,432         1,429
                                                          =====         =====

     We are currently earning a return on loss on extinguishment of debt and rate case expenses. Deferred gas costs are presented every three months to the Kentucky Public Service Commission for recovery in accordance with the gas cost recovery rate mechanism.

     (j) Impairment of Long-Lived Assets We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. In the opinion of management, our long-lived assets are appropriately valued in the accompanying financial statements.


(2)  New Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, as of July, 2002, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and depletion expenses and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income before cumulative effect of a change in accounting principle for the years ended June 30, 2004 and 2003. Pro forma net income and earnings per share have not been presented for the year ended June 30, 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying consolidated statements of income. We also have asset retirement obligations which have indeterminate settlement dates. These obligations, which relate to our gas wells and oil lines at our storage facility and compressor station sites, are not recorded until an estimated range of potential settlement dates is known, according to Statement No. 143. In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely even though such costs do not represent legal obligations, under Statement No. 143. In accordance with the provisions of Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we have recorded approximately $784,000 and $714,000 of such accrued cost of removal as regulatory liabilities on the accompanying balance sheets as of June 30, 2004 and 2003, respectively.

     In January, 2003, the Financial Accounting Standards Board issued Interpretation No. 46, entitled Consolidation of Variable Interest Entities, which significantly changed the consolidation requirements for special purpose entities and other entities subject to its scope. We have no relationships with variable interest entities as defined by Interpretation No. 46; therefore, adoption of this Interpretation on December 31, 2003 had no impact on our financial position and results of operations.

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

     In December, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (Revised 2003), entitled Employers' Disclosure about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other post-retirement benefit plans to present more information about the economic resources and obligations of such plans and also require certain disclosures in the financial statements for interim periods. We adopted the revised Statement No. 132 effective January 1, 2004. Since the Statement only addressed disclosure requirements, there was no impact of implementation on our financial position and results of operations. See Note 4(a) for the revised disclosures.


(3)   Income Taxes

     We provide for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial reporting purposes, differences in recognition of purchased gas cost and certain accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties. We utilize the asset and liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities are computed using tax rates that will be in effect when the book and tax temporary differences reverse. Changes in tax rates applied to accumulated deferred income taxes are not immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the regulatory obligation to refund these excess deferred taxes through customer rates. The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:

                                             2004                   2003
                                             ----                   ----
Deferred Tax Liabilities
    Accelerated depreciation              $ 17,646,300           $ 14,841,007
    Deferred gas cost                          601,000              1,692,900
    Pension                                  1,365,400                    900
    Debt issuance expense                      780,400                582,800
    Other                                      279,900                      --
                                       ---------------      ------------------

       Total                              $ 20,673,000           $ 17,117,607
                                          ------------           ------------

Deferred Tax Assets
    Alternative minimum tax credits      $   1,601,789          $   1,408,945
    Regulatory liabilities                     255,600                282,100
    Investment tax credits                     128,700                143,800
    Other                                      719,300                662,131
                                       ---------------        ---------------

        Total                            $   2,705,389          $   2,496,976
                                         -------------          -------------

         Net accumulated deferred
           income tax liability           $ 17,967,611           $ 14,620,631
                                          ============           ============


The components of the income tax provision are comprised of the following for the years ended June 30:

                                               2004               2003                2002
                                               ----               ----                ----
Components of Income Tax Expense
    Current
       Federal                          $     (14,100)      $    258,700       $    776,200
       State                                  484,900              64,200           296,100
                                        -------------      --------------     -------------
          Total                          $    470,800       $    322,900        $ 1,072,300
    Deferred                                1,873,700          2,074,657          1,159,400
    Deferred investment tax credits             15,100             15,800             17,800
                                        --------------     --------------     --------------
          Income tax expense              $ 2,359,600        $ 2,413,357        $ 2,249,500
                                          ===========        ===========        ===========

     Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:
                                                2004        2003          2002
                                                ----        ----          ----

Statutory federal income tax rate               34.0%       34.0%         34.0 %
State income taxes, net of federal benefit       5.3         5.2          5.3
Amortization of investment tax credits          (0.6)       (0.6)        (0.8)
Other differences, net                          (0.3)       (0.3)        (0.2)
                                             --------    --------       -------

     Effective income tax rate                  38.4%       38.3%        38.3 %
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

     Our obligations and the funded status of our plan, measured at March 31, are as follows:



                                                               2004                         2003
                                                               ----                         ----
Change in Benefit Obligation
    Benefit obligation at beginning of year              $   9,214,925                  $ 10,681,119
    Service cost                                               662,770                       601,607
    Interest cost                                              557,183                       636,649
    Amendments                                                      --                    (2,807,300)
    Actuarial loss                                              87,936                       692,436
    Benefits paid                                             (255,758)                     (589,586)
                                                          ------------                  ------------
    Benefit obligation at end of year                     $ 10,267,056                  $  9,214,925
                                                          ------------                  ------------



Change in Plan Assets
    Fair value of plan assets at beginning of year        $  8,310,322                  $  9,219,679
    Actual return (loss) on plan assets                      1,645,573                    (1,198,684)
    Employer contribution                                      749,929                       878,913
    Benefits paid                                             (255,758)                     (589,586)
                                                        --------------                --------------
    Fair value of plan assets at end of year               $10,450,066                  $  8,310,322
                                                           -----------                  ------------

    Funded status                                        $     183,010                 $    (904,603)
    Unrecognized net actuarial loss                          3,709,444                     4,858,741
    Unrecognized prior service cost                         (1,198,303)                   (1,284,482)
                                                         -------------                --------------

         Net amount recognized                           $   2,694,151                  $  2,669,656
                                                         =============                  ============

         Amounts recognized in the statement of
financial position consist of:


Prepaid benefit cost                                     $   2,694,151                  $        --
Accrued benefit cost                                                --                      (716,780)
Accumulated other comprehensive income                              --                     3,386,436
                                                         -------------                   ------------

Net amount recognized                                    $   2,694,151                   $ 2,669,656
                                                         =============                   ===========



Projected benefit obligation                              $ 10,267,056                  $  9,214,925
Accumulated benefit obligation                           $   9,932,355                  $  9,027,102
Fair value of plan assets                                 $ 10,450,066                  $  8,310,322


     The pre-tax   increase  (decrease)  in minimum  liability  included in other comprehensive  income  for  2004  and  2003  was  ($3,386,436)  and  $3,386,436,
respectively.

                                                   2004          2003           2002
                                                   ----          ----           ----
Components of  Net Periodic Benefit Cost
    Service cost                                $  662,770     $  601,607     $ 518,496
    Interest cost                                  557,183        636,649       657,125
    Expected return on plan assets                (670,823)      (756,731)     (755,307)
    Amortization of unrecognized net loss          262,483         61,873        36,528
    Amortization of prior service cost             (86,179)        (8,198)      (29,262)
                                               ------------ -------------   -----------
         Net periodic benefit cost              $  725,434     $  535,200     $ 427,580
                                                ==========     ==========     =========

Weighted-Average Assumptions Used to
Determine Benefit Obligations
    Discount rate - pre-retirement                   6.00%         6.25%         7.50%
    Discount rate - post-retirement                 5.75%          5.75%         5.71%
    Rate of compensation increase                    4.00%         4.00%         4.00%

Weighted-Average Assumptions Used to
Determine Net Periodic Benefit Cost
    Discount rate - pre-retirement                   6.25%         7.50%         7.75%
    Discount rate - post-retirement                  5.75%         5.71%         5.34%
    Expected long-term return on plan assets         8.00%         8.00%         8.00%
    Rate of compensation increase                    4.00%         4.00%         4.00%

     Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 60 percent equity investments and approximately 40 percent fixed income investments.


Plan Assets

     Our pension plan weighted-average asset allocations as of the plan's measurement date (March 31) by asset category are as follows:

                                       2004                  2003
                                       ----                  ----

        Equity securities                 69%                  54%
        Debt securities                   24                   35
        Other                              7                   11
                                       -----                 ----
                                         100%                 100%
                                         ===                  ===

     Our equity investment target of approximately 60 perccent includes allocations to domestic, international and emerging markets managers. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

     We expect to contribute $798,000 to the pension plan in 2005.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

         2005                                $    120,000
         2006                                     130,000
         2007                                     175,000
         2008                                     230,000
         2009                                     305,000
         years 2010 - 2014                      2,650,000

     The Statement of Financial Accounting Standards No. 106, entitled Employers' Accounting for Postretirement Benefits, and the Statement of Financial Accounting Standards No. 112, entitled Employers' Accounting for Postemployment Benefits, do not affect us as we do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

     (b) Employee Savings Plan We have an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. Through June 30, 2004, the Company matched 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. For 2004, 2003, and 2002, Delta's Savings Plan expense was $167,800, $158,900 and $165,500, respectively. Effective July 1, 2004, the Company will match 100% of the employee's contribution up to a maximum Company contribution of 3.5% of the employee's annual compensation.

     (c) Employee Stock Purchase Plan We had an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees were eligible to participate. Under the terms of the Stock Plan, such employees could contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. We issued Delta common stock, based upon the fiscal year contributions, using an average of the high and low sale prices of Delta's stock as quoted in NASDAQ's National Market System on the last business day in June and matched those shares so purchased. Our expenses for the matching shares granted under the stock plan were $59,000, $53,000, and $52,000 for the three years ended June 30, 2004, respectively. Therefore, stock with an equivalent market value of $118,000 was issued in July, 2004. Our Board discontinued the Stock Plan as of July 1, 2004.


(5)  Dividend Reinvestment and Stock Purchase Plan

     Our Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan") provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 29,129, 30,821 and 28,506 shares in 2004, 2003 and 2002, respectively. We registered 150,000 shares for issuance under the Reinvestment Plan in December, 2000, and as of June 30, 2004 there were 46,316 shares still available for issuance.


(6)  Note Receivable From Officer

     Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President and Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $110,000 as of June 30, 2004. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.


(7)  Notes Payable and Line of Credit

     The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $4,738,000 and $1,031,000 were borrowed having a weighted average interest rate of 3.14% and 3.07% as of June 30, 2004 and 2003, respectively. The maximum amount borrowed during 2004 and 2003 was $19,034,000 and $30,690,000, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus 1% on the used line of credit. The cost of the unused line of credit is 0.30%. We expect to renew the current line of credit during October, 2004.

 (8)  Long-Term Debt

     In February, 2003 we issued $20,000,000 of 7.00% Debentures that mature in February, 2023. Redemption of up to $25,000 annually will be made on behalf of deceased holders, up to an aggregate of $400,000 annually for all deceased beneficial owners. The 7.00% Debentures can be redeemed by us beginning in February, 2007 at a 2% premium, such premium declining ratably until it ceases in February, 2009.

     In March, 1998 we issued $25,000,000 of 7.15% Debentures that mature in March, 2018. Redemption of up to $25,000 annually will be made on behalf of deceased holders within 60 days of notice, subject to an annual aggregate $750,000 limitation. The 7.15% Debentures can be redeemed by us with no premium.

     In October, 1993 we issued $15,000,000 of 6 5/8% Debentures that mature in October, 2023. Each holder may require redemption of up to $25,000 annually, subject to an annual aggregate limitation of $500,000. Such redemption will also be made on behalf of deceased holders within 60 days of notice, subject to the annual aggregate $500,000 limitation. The 6 5/8% Debentures can be redeemed by us with no premium.

     In February, 2003, we redeemed $14,806,000 aggregate principal amount of 8.30% Debentures due 2026.

     Debt issuance expenses are deferred and amortized over the terms of the related debt. Loss on extinguishment of debt of $2,257,000 has been deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

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


(9)  Fair Values of Financial Instruments

     The fair value of our Debentures is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Debentures at June 30, 2004 and 2003 was estimated to be $55,758,000 and $59,596,000, respectively. The carrying amount in the accompanying consolidated financial statements as of June 30, 2004 and 2003 is $54,699,000 and $55,023,000, respectively.

     The  carrying  amount of our other  financial  instruments  including  cash
equivalents,   accounts  receivable,   notes  receivable  and  accounts  payable
approximate their fair value.


(10)  Operating Leases

     Our operating leases relate primarily to well and compressor station site leases. Rental expense under long-term operating leases was $87,000, $90,000 and $74,000 for the three years ending June 30, 2004, 2003 and 2002, respectively.

(11)  Commitments and Contingencies

     We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $2.9 million would be paid in addition to continuation of specified benefits for up to five years.


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

     On April 5, 2004, we filed a general rate case with the Kentucky Public Service Commission. This filing requested an annual increase in revenues of $4,277,000, an increase of 7.4%. In accordance with normal practices the Commission suspended the proposed rates until October 4, 2004 and a hearing was held on August 18, 2004. We cannot predict the outcome of this proceeding.

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

     During July, 2001, the Kentucky Public Service Commission required an independent audit of our gas procurement activities and the gas procurement activities of four other Kentucky gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impact on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with reliable supplies of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the 2000-2001 heating season, including changes in natural gas wholesale markets. It required the auditors to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The auditors were selected by the Kentucky Public Service Commission. The final audit report, dated November 15, 2002, contains 16 procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. We believe that implementation of the recommendations will not result in a significant impact on our financial position or results of operations. We are required to file periodic reports as to the status of our implementation of the recommendations. On July 26, 2004, the Kentucky Public Service Commission notified us that fourteen of the sixteen recommendations are considered completed. Our next progress report is to be filed by October 22, 2004.

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

     The  segments  follow the same  accounting  policies  as  described  in the
Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements. Intersegment revenues and expenses consist of intercompany revenues and expenses from the sale and purchase of gas as well as intercompany gas transportation services. Effective January 1, 2002, the non-regulated segment discontinued the practice of selling gas to the regulated segment. This led to a decline in intersegment revenues and expenses for 2003. Intersegment transportation revenue and expense is recorded at our tariff rates. Transfer pricing for sales of gas between segments was at cost. Operating expenses, taxes and interest are allocated to the non-regulated segment.

     Segment information is shown below for the periods:



 ($000)                                            2004                2003               2002
                                                   ----                ----               ----
Operating Revenues
      Regulated
         External customers                       52,103              47,769             40,370
         Intersegment                              3,247               3,131              3,050
                                               ---------            --------            -------
              Total regulated                     55,350              50,900             43,420
      Non-regulated
         External customers                       27,091              20,611             15,500
         Intersegment                                   --                 --             1,691
                                             -------------       ------------         ---------
              Total non-regulated                 27,091              20,611             17,191
      Eliminations for intersegment               (3,247)             (3,131)            (4,741)
                                               ----------           --------          ---------
              Total operating revenues            79,194              68,380             55,870
                                                ========             =======           ========

Operating Expenses
      Regulated
         Purchased gas                            30,947              26,595             19,743
         Depreciation                              4,302               4,163              3,964
         Income taxes                              1,402               1,395              1,599
         Other                                    12,007              11,823             10,743
                                                --------             -------           --------
              Total regulated                     48,658              43,976             36,049
                                                --------             -------           --------
      Non-regulated
         Purchased gas                            21,026              14,397             10,355
         Depreciation                                130                 150                117
         Income taxes                                958                 963                651
         Other                                     3,495               3,499              5,038
                                               ---------           ---------          ---------
              Total non-regulated                 25,609              19,009             16,161
      Eliminations for intersegment               (3,247)             (3,131)            (4,741)
                                               ---------            --------          ---------
              Total operating expenses            71,020              59,854             47,469
                                                ========            ========           ========

Other Income and Deductions, Net
      Regulated                                       61                  48                 17
      Non-regulated                                   --                 --                  --
                                             -------------       -------------      -------------

             Total other income and
                 deductions                           61                 48                  17
                                             ============        ===========        ============

Interest Charges
      Regulated                                    4,409               4,624              4,768
      Non-regulated                                  (13)                 11                 25
      Eliminations for intersegment                   --                  --                 (11)
                                             -----------       --------------       ------------
             Total interest charges                4,396               4,635              4,782
                                               =========          ==========         ==========





Net Income
      Regulated                                    2,344               2,348              2,621
      Non-regulated                                1,494               1,503              1,016
                                               ---------          ----------         ----------
              Total net income                     3,838               3,851              3,637
                                               =========          ==========         ==========

Assets
      Regulated                                  135,084             130,937            125,086
      Non-regulated                                3,288               2,350              2,055
                                               ---------           ---------         ----------
             Total assets                        138,372             133,287            127,141
                                                 =======             =======           ========

Capital Expenditures
      Regulated                                    8,957               8,827              9,741
      Non-regulated                                    2               12                    7
                                              -------------      ------------       -----------
             Total capital expenditures            8,959               8,839              9,748
                                               =========           =========         ==========


(14)     Quarterly Financial Data (Unaudited)

     The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.


                                                                               Basic and
                                                                            Diluted Earnings
                                                                             (Loss) per
                                                          Income(Loss)      Common Share
                                                           Cumulative         Cumulative                              Basic and
                                                         Effect of a         Effect of a                                Diluted
                                       Principle           Change In          Change In                             Earnings (loss)
                        Operating        Operating        Accounting         Accounting         Net Income           per Common
  Quarter Ended         Revenues          Income           Principle         Principle(a)        (Loss)                Share(a)
  -------------         --------          ------         ------------       -------------       ------------          ---------

Fiscal 2004

September 30           $ 10,137,842     $ 217878       $    (863,725)      $     (.27)      $    (863,725)              $(.27)

December 31              16,828,444     1,534,667            409,027              .13             409,027                 .13

March 31                 35,587,614     4,884,292          3,794,193             1.19           3,794,193                1.19

June 30                  16,639,714     1,536,467            498,564              .16             498,564                .16

Fiscal 2003

September 30          $   7,153,282     $ 231,609       $    (902,877)      $       (.36)      $  (991,247)              $(.39)

December 31              15,501,819     1,850,943             692,765                .27           692,765                 .27

March 31                 31,217,192     5,478,145           4,258,292               1.66         4,258,292                1.66

June 30                  14,507,970       965,669            (109,203)              (.08)         (109,203)               (.08)




(a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.




                                                                                             SCHEDULE II


                        DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                       VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 2004,  2003, AND 2002


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

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for the
years ended:

June 30, 2004                   $    350,000      $    391,360      $    65,844       $  507,204         $   300,000
June 30, 2003                   $    165,000      $    536,910      $     63,351      $   415,261        $   350,000
June 30, 2002                   $    575,000      $    153,074      $     63,832      $   626,906        $   165,000




                                                                                                          EXHIBIT 12


                                             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                 COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
                                                                 TO FIXED CHARGES



                                       2004              2003               2002               2001               2000
                                       ----              ----               ----               ----               ----

Earnings
  Net income                         $3,838,059        $3,850,607         $3,636,713         $3,635,895         $3,464,858
  Provisions for income
    taxes                             2,359,600         2,413,357          2,249,500          2,232,500          2,068,500
  Fixed charges                       4,424,777         4,665,030          4,806,457          5,140,965          4,777,031
                                      ---------         ---------          ---------          ---------          ---------

       Total                        $10,622,436       $10,928,994        $10,692,670        $11,009,360        $10,310,389
                                    ===========       ===========        ===========        ===========        ===========


Fixed Charges
  Interest on debt                   $4,158,988        $4,441,037         $4,620,597         $4,955,805        $ 4,593,571
  Amortization of debt
    expense                             236,789           193,993            161,160            161,160            161,160
  One third of rental
    expense                              29,000            30,000             24,700             24,000             22,300
                                         ------         ---------          ---------          ---------           --------

       Total                         $4,424,777        $4,665,030         $4,806,457         $5,140,965        $ 4,777,031
                                     ==========        ==========         ==========         ==========        ===========


Ratio of earnings to
  fixed charges                           2.40x             2.34x              2.22x              2.14x              2.16x



                                                                  EXHIBIT 21


                      Subsidiaries of the Registrant



     Delgasco, Inc., Enpro, Inc. and Delta Resources, Inc. are wholly-owned subsidiaries of the Registrant, are incorporated in the state of Kentucky and do business under their corporate names.

                                                                EXHIBIT 23



             CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     We consent to the incorporation by reference in Registration Statement No. 333-104301 of Delta Natural Gas Company, Inc. on Form S-2 of our report dated August 13, 2004 (which expresses an unqualified opinion on the Company's consolidated financial statements and includes an explanatory paragraph referring to the Company's change effective July 1, 2002 in its accounting for asset retirement obligations), related to the consolidated financial statements of Delta Natural Gas Company, Inc. appearing in this Annual Report on Form 10-K for the year ended June 30, 2004.



DELOITTE & TOUCHE LLP

Cincinnati, Ohio
September 3, 2004

                                                               Exhibit 31.1


                         CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                 PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    September 3, 2004


By:      /s/Glenn R. Jennings
         ------------------------------
         Glenn R. Jennings
         President and Chief Executive Officer

                                                               Exhibit 31.2


                         CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

                PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:    September 3, 2004


By:      /s/John F. Hall
         ----------------------------
         John F. Hall
         Vice President - Finance, Secretary and Treasurer

                                                              Exhibit 32.1


                                   CERTIFICATION PURSUANT TO
                                    18 U.S.C. SECTION 1350,
                                    AS ADOPTED PURSUANT TO
                          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.




/s/Glenn R. Jennings
----------------------------
Glenn R. Jennings
President and Chief Executive Officer

September 3, 2004

                                                            Exhibit 32.2


                                CERTIFICATION PURSUANT TO
                                  18 U.S.C. SECTION 1350,
                                  AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.







/s/John F. Hall
-------------------------------
John F. Hall
Vice President - Finance, Secretary and Treasurer

September 3, 2004