Form 10-Q
period 2004-09-30
DELTA NATURAL GAS CO INC
filed 2004-11-09
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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


    Indicate by check mark whether the registrant is an accelerated filer
    as defined in Rule 12b-2 of the Exchange Act).    YES_X_. NO _.


                       Common Shares, Par Value $1.00 Per Share
                 3,212,125 Shares Outstanding as of September 30, 2004.

                           DELTA NATURAL GAS COMPANY, INC.
                                  INDEX TO FORM 10-Q


  PART I - FINANCIAL INFORMATION                                           3

  ITEM 1 - Financial Statements                                            3

  Consolidated Statements of Income (Loss) (Unaudited) for the
  three and twelve month periods ended September 30, 2004 and 2003         3

  Consolidated Balance Sheets (Unaudited) as of
  September 30, 2004, June 30, 2004 and September 30, 2003                 4

  Consolidated Statements of Changes in Shareholders'
  Equity (Unaudited) for the three and twelve month
  periods ended September 30, 2004 and 2003                                5

  Consolidated Statements of Cash Flows (Unaudited)
  for the three and twelve month periods ended
  September 30, 2004 and 2003                                              7

  Notes to Consolidated Financial Statements (Unaudited)                   8

  ITEM 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           13

  ITEM 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                                       19

  ITEM 4 - Controls and Procedures                                        20


  PART II.  OTHER INFORMATION                                             21

  ITEM 1 - Legal Proceedings                                              21

  ITEM 2 - Unregistered Sales of Equity Securities and
  Use of Proceeds                                                         21

  ITEM 3 - Defaults Upon Senior Securities                                21

  ITEM 4 - Submission of Matters to a Vote of
  Security Holders                                                        21

  ITEM 5 - Other Information                                              21

  ITEM 6 - Exhibits and Reports on Form 8-K                               22

  Signatures                                                              23




                             PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                               (UNAUDITED)



                                                   Three Months Ended                          Twelve Months Ended
                                                      September 30,                               September 30,
                                                2004                 2003                     2004               2003
                                                ----                 ----                     ----               ----


OPERATING REVENUES                         $      9,811,632      $     10,137,842        $     78,867,404    $     71,364,822
                                         --------------------------------------------  -----------------------------------------

OPERATING EXPENSES
  Purchased gas                            $      6,138,888      $      6,487,414        $     51,624,145    $     43,852,834
  Operation and maintenance                       2,847,842             2,528,076              10,985,106          10,740,989
  Depreciation and depletion                      1,146,785             1,065,992               4,512,944           4,264,697
  Taxes other than income taxes                     408,366               378,282               1,620,631           1,523,568
  Income tax expense (benefit)                     (689,800)             (539,800)              2,209,600           2,470,100
                                         --------------------------------------------  -----------------------------------------

    Total operating expenses               $      9,852,081      $      9,919,964        $     70,952,426    $     62,852,188
                                         --------------------------------------------  -----------------------------------------
                                         --------------------------------------------  -----------------------------------------

OPERATING INCOME (LOSS)                    $        (40,449)     $        217,878        $      7,914,978    $      8,512,634

OTHER INCOME AND DEDUCTIONS, NET                     12,278                10,880                  61,929              47,251

INTEREST CHARGES                                  1,092,578             1,092,483               4,395,872           4,581,754
                                         --------------------------------------------  -----------------------------------------

NET INCOME (LOSS)                          $     (1,120,749)     $       (863,725)       $      3,581,035    $      3,978,131
                                         ============================================  =========================================

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                        $          (.35)      $          (.27)        $         1.12      $         1.43
                                         ============================================  =========================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND
  DILUTED)                                        3,207,089             3,173,446               3,193,846           2,789,565

DIVIDENDS DECLARED PER COMMON SHARE        $          .295       $          .295         $      1.18         $      1.18



      The accompanying notes to consolidated financial statements are an integral part of these statements.



                DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                             CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

          ASSETS                                   September 30, 2004          June 30, 2004         September 30, 2003
                                                   ------------------          -------------         ------------------

GAS UTILITY PLANT, AT COST                           $       170,976,284    $       170,337,427   $       166,660,124
  Less-Accumulated provision
    for depreciation                                         (55,846,103)           (55,121,511)          (52,665,859)
                                                      --------------------- ---------------------  ----------------------
      Net gas plant                                  $       115,130,181    $       115,215,916   $       113,994,265
                                                     ---------------------- --------------------- -----------------------

CURRENT ASSETS
  Cash and cash equivalents                          $           170,201    $           168,834   $           200,446
  Accounts receivable, less accumulated pro-                   3,922,380              4,771,380             3,856,554
    visions for doubtful accounts of $321,000
    $300,000 and $316,000, respectively
  Gas in storage, at average cost                             14,684,154              7,749,089            11,910,631
  Deferred gas costs                                           1,998,880              1,523,632             5,345,353
  Materials and supplies   , at first-in,
     first-out cost                                              373,306                352,762               473,430
  Prepayments                                                  2,145,169              1,190,818               953,391
                                                     ---------------------- --------------------- -----------------------
      Total current assets                           $        23,294,090    $        15,756,515   $        22,739,805
                                                     ---------------------- --------------------- -----------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                         $           376,930    $           376,930   $           356,137
  Note receivable from officer                                   104,000                110,000               128,000
  Prepaid pension cost                                         2,555,264              2,694,151                     -
  Unamortized debt expense and other                           4,244,563              4,218,617             4,274,249
                                                     ----------------------- ---------------------- ---------------------
      Total other assets                             $         7,280,757    $         7,399,698   $         4,758,386
                                                     ---------------------  -----------------------   --------------------
        Total assets                                 $       145,705,028    $       138,372,129   $       141,492,456
                                                     ====================== ===================== =======================

              LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity
    Common shares ($1.00 par value)                 $         3,212,125    $         3,200,715   $         3,179,086
    Premium on common shares                                 44,513,068             44,236,128            43,731,668
    Capital stock expense                                    (2,597,999)            (2,597,999)           (2,598,146)
    Accumulated other comprehensive loss                              -                      -            (2,050,636)
    Retained earnings                                         1,924,224              3,991,317             2,110,947
                                                    ---------------------- --------------------- -----------------------
      Total common shareholders' equity             $        47,051,418    $        48,830,161   $        44,372,919
  Long-term debt                                             53,003,000             53,049,000            53,332,000
                                                    ---------------------- --------------------- -----------------------
      Total capitalization                          $       100,054,418    $       101,879,161   $        97,704,919
                                                    ---------------------- --------------------- -----------------------

CURRENT LIABILITIES
  Notes payable                                     $        14,701,251    $         4,738,180   $        14,333,466
  Current portion of long-term debt                           1,650,000              1,650,000             1,650,000
  Accounts payable                                            5,242,756              6,609,787             6,211,749
  Accrued taxes                                               1,141,570              1,027,937               971,184
  Customers' deposits                                           449,481                433,809               432,007
  Accrued interest on debt                                    1,503,049                901,370             1,509,168
  Accrued vacation                                              612,295                624,604               576,388
  Other accrued liabilities                                     323,086                488,031               501,184
                                                    ---------------------- --------------------- -----------------------
      Total current liabilities                     $        25,623,488    $        16,473,718   $        26,185,146
                                                    ---------------------- --------------------- -----------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                             $        17,967,611    $        17,967,611   $        14,844,431
  Investment tax credits                                        316,700                326,200               355,000
  Regulatory liabilities                                      1,443,338              1,431,600             1,217,396
  Pension liability                                                   -                      -               898,164
  Advances for construction and other                           299,473                293,839               287,400
                                                    ---------------------- --------------------- -----------------------
      Total deferred credits and other              $        20,027,122    $        20,019,250   $        17,602,391
                                                    ---------------------- --------------------- -----------------------
Commitments and Contingencies (Note 6)
        Total liabilities and shareholders' equity
                                                    $       145,705,028    $       138,372,129   $       141,492,456
                                                    ====================== ===================== =======================



             Delta Natural Gas Company, Inc. and Subsidiary Companies
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (unaudited)

                                                       Three Months Ended                        Twelve Months Ended
                                                          September 30,                              September 30,
                                                    2004                 2003                  2004                 2003
                                                    ----                 ----                  ----                 ----

    Common Shares
       Balance, beginning of period          $ 3,200,715          $ 3,166,940           $ 3,179,086          $ 2,544,479
        Common stock offering                          -                    -                     -              600,000
        Dividend reinvestment and
         stock purchase plan                       6,584                7,640                28,073               28,789
        Employee stock purchase plan
         and other                                 4,826                4,506                 4,966                5,818
                                             -----------          -----------           -----------          -----------

       Balance, end of period                $ 3,212,125          $ 3,179,086           $ 3,212,125          $ 3,179,086
                                             ===========          ===========           ===========          ===========

    Premium on Common Shares
       Balance, beginning of period          $44,236,128          $43,462,433           $43,731,668          $30,622,311
        Common stock offering                          -                    -                     -           12,360,000
        Dividend reinvestment and
         stock purchase plan                     164,205              168,912               665,536              620,321
        Employee stock purchase
         plan and other                          112,735              100,323               115,864              129,036
                                             -----------          -----------           -----------          -----------

       Balance, end of period                $44,513,068          $43,731,668           $44,513,068          $43,731,668
                                             ===========          ===========           ===========          ===========

    Capital Stock Expense
       Balance, beginning of period          $(2,597,999)         $(2,598,146)          $(2,598,146)         $(1,925,392)
        Common stock offering                          -                    -                   147             (672,754)
                                             -----------          -----------           -----------          -----------

       Balance, end of period                $(2,597,999)         $(2,598,146)          $(2,597,999)         $(2,598,146)
                                             ===========          ===========           ===========          ===========

    Accumulated Other Comprehensive
      Income (Loss)
       Balance, beginning of period          $         -          $(2,050,636)          $(2,050,636)         $         -
        Minimum pension liability
         adjustment, net of tax
         benefit of $1,335,800                _________-                    -             2,050,636           (2,050,636)
                                             -         -          ------------          -----------          -----------

       Balance, end of period                $         -          $(2,050,636)          $         -          $(2,050,636)
                                             ===========          ===========           ===========          ===========




    The accompanying notes to consolidated financial statements are an integral part of these statements




               Delta Natural Gas Company, Inc. and Subsidiary Companies
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (cont'd)
                                    (UNAUDITED)

                                                     Three Months Ended                      Twelve Months Ended
                                                         September 30,                           September 30,
                                                  2004                 2003                 2004                2003
                                                  ----                 ----                 ----                ----

     Retained Earnings
       Balance, beginning of period             $ 3,991,317         $ 3,912,006          $ 2,110,947         $ 1,507,095
         Net income (loss)                       (1,120,749)           (863,725)           3,581,035           3,978,131
         Cash dividends declared on
           common shares (See
           Consolidated Statements
           of Income (Loss) for rates)             (946,344)           (937,334)          (3,767,758)         (3,374,279)
                                                -----------         -----------          -----------         -----------

       Balance, end of period                   $ 1,924,224         $ 2,110,947          $ 1,924,224         $ 2,110,947
                                                ===========         ===========          ===========         ===========

     Common Shareholders' Equity
       Balance, beginning of period             $48,830,161         $45,892,597          $44,372,919         $32,748,493
         Comprehensive income (loss)
           Net income (loss)                     (1,120,749)           (863,725)           3,581,035           3,978,131
           Other comprehensive
             income(loss)                                 -         _         -            2,050,636          (2,050,636)
                                                -----------          ----------          -----------         -----------
             Comprehensive
               income(loss)                     $(1,120,749)        $  (863,725)         $ 5,631,671         $ 1,927,495
         Issuance of common stock                   288,350             281,381              814,586          13,071,210
         Dividends on common stock                 (946,344)           (937,334)          (3,767,758)         (3,374,279)
                                                ------------        -----------          -----------         -----------

       Balance, end of period                   $47,051,418         $44,372,919          $47,051,418         $44,372,919
                                                ===========         ===========          ===========         ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.



                 DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                    Three Months Ended                          Twelve Months Ended
                                                       September 30,                               September 30,
                                                 2004                 2003                 2004                    2003
                                                 ----                 ----                 ----                    ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                      $       (1,120,749)  $          (863,725) $          3,581,035   $          3,978,131
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities
      Depreciation, depletion
       and amortization                           1,201,610             1,121,386             4,738,638              4,551,106
      Deferred income taxes and
       investment tax credits                       (15,900)              (15,975)            1,905,755              1,981,658
      Other - net                                   148,488               143,541               686,858                682,617
  Decrease (increase)in assets                   (7,467,366)           (7,554,899)            2,640,449             (5,669,232)
  Increase (decrease) in
    liabilities                                    (747,006)           (2,856,779)           (4,171,448)             3,463,315
                                         ---------------------------------------------------------------- -----------------------
      Net cash provided by (used
        in) operating activities         $       (8,000,923)  $       (10,026,451) $          9,381,287   $          8,987,595
                                         ---------------------------------------------------------------- -----------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                   $       (1,256,787)  $        (3,798,531) $         (6,497,145)  $         (9,433,565)
                                         ---------------------------------------------------------------- -----------------------
      Net cash used in
        investing activities             $       (1,256,787)  $        (3,798,531) $         (6,497,145)  $         (9,433,565)
                                         ---------------------------------------------------------------- -----------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock              $         (946,344)  $          (937,334) $         (3,767,758)  $         (3,374,279)
  Issuance of common stock, net                     288,350               281,381               814,586             13,071,210
  Issuance of long-term debt                              -                     -                     -             20,000,000
  Long-term debt issuance expense                         -                     -                     -               (819,408)
  Repayment of long-term debt                       (46,000)              (41,000)             (329,000)           (15,907,240)
  Issuance of notes payable                      17,467,398            19,333,072            55,940,010             92,279,083
  Repayment of notes payable                     (7,504,327)           (6,030,705)          (55,572,225)          (104,890,617)
                                         ---------------------------------------------------------------- -----------------------
      Net cash provided by (used
        in) financing activities         $        9,259,077   $        12,605,414  $         (2,914,387)  $            358,749
                                         ---------------------------------------------------------------- -----------------------

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS               $            1,367   $        (1,219,568) $            (30,245)  $            (87,221)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                168,834             1,420,014               200,446                287,667
                                         ---------------------------------------------------------------- -----------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $          170,201   $           200,446  $            170,201   $            200,446
                                         ================================================================ =======================


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                              $          431,854   $           426,337  $          4,165,807   $          4,402,091
   Income taxes (net of refunds)         $          173,200   $            45,268  $            931,961   $            168,616


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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2004 and 2003, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2004. Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation.

(3) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

                                                     Three Months Ended
                                                        September 30,
                                                   2004               2003
                                                   ----               ----
 Components of Net Periodic Benefit Cost
     Service cost                              $   178,700          $  165,692
     Interest cost                                 153,093             139,296
     Expected return on plan assets               (215,765)           (167,706)
     Amortization of unrecognized
       net loss                                     44,407              65,621
     Amortization of prior service cost            (21,545)            (21,545)
                                                -----------         ----------
          Net periodic benefit cost             $   138,890         $  181,358
                                                ===========         ==========


                                                         Twelve Months Ended
                                                        September 30,
                                                    2004                2003
                                                    ----                ----
 Components of Net Periodic Benefit Cost
     Service cost                               $   675,777         $  616,897
     Interest cost                                  570,980            616,783
     Expected return on plan assets                (718,883)          (735,254)
     Amortization of unrecognized
       net loss                                     241,270            112,026
     Amortization of prior service cost             (86,179)           (27,693)
                                                -----------          ----------
          Net periodic benefit cost             $   682,965          $  582,759
                                                ===========          ==========




(4) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President and Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $104,000, $110,000 and $128,000 as of September 30, 2004, June 30, 2004 and September 30, 2003,
     respectively. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(5) Our current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $14,701,000, $4,738,000 and $14,333,000 was borrowed having a weighted average interest rate of 2.67%, 2.13% and 2.12%, as of September 30, 2004, June 30, 2004 and September 30, 2003, respectively.

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

(6) Commitments and Contingencies - We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $2.9 million would be paid in addition to continuation of specified benefits for up to five years.

(7) We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(8) The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and our transportation services. The Kentucky Public Service Commission regulation of our business includes setting the rates we are permitted to charge our retail customers and our transportation customers.

We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we are able to adjust the sales prices of our retail gas we sell to and transport for our customers.

On April 5, 2004, we filed a general rate case with the Kentucky Public Service Commission. This filing requested an annual increase in revenues of $4,277,000, an increase of 7.4%. In accordance with normal practices the Commission suspended the proposed rates until October 4, 2004 and a hearing was held on August 18, 2004. In an order dated October 15, 2004, the Kentucky Public Service Commission stated that it was unable to complete its investigation within the suspension period and authorized us to begin billing the proposed rates, subject to refund, for usage on and after October 7, 2004. Accordingly, we implemented the proposed rates on bills rendered beginning October 27, 2004. We cannot predict the outcome of this proceeding.

During July, 2001, the Kentucky Public Service Commission required an independent audit of our gas procurement activities and the gas procurement activities of four other Kentucky gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impact on customers. The Kentucky Public Service Commission indicated that Kentucky distributors had generally developed sound planning and procurement procedures for meeting their customers' natural gas requirements and that these procedures had provided customers with reliable supplies of natural gas at reasonable costs. The Kentucky Public Service Commission noted the events of the 2000-2001 heating season, including changes in natural gas wholesale markets. It required the auditors to evaluate distributors' gas planning and procurement strategies in light of the recent more volatile wholesale markets, with a primary focus on a balanced portfolio of gas supply that balances cost issues, price risk and reliability. The auditors were selected by the Kentucky Public Service Commission. The final audit report, dated November 15, 2002, contains 16 procedural and reporting-related recommendations in the areas of gas supply planning, organization, staffing, controls, gas supply management, gas transportation, gas balancing, response to regulatory change and affiliate relations. The report also addresses several general areas for the five gas distribution companies involved in the audit, including Kentucky natural gas price issues, hedging, gas cost recovery mechanisms, budget billing, uncollectible accounts and forecasting. We are required to file periodic reports as to the status of our implementation of the recommendations. On July 26, 2004, the Kentucky Public Service Commission notified us that fourteen of the sixteen recommendations are considered completed. On October 20, 2004, we filed a progress report with the Kentucky Public Service Commission stating that we have complied with the two final recommendations and requesting that the Kentucky Public Service Commission consider them to be complete. Implementation of the recommendations did not result in a significant impact on our financial position or results of operations.

(9) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2004. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenue and expense is recorded at our tariff rates. Operating expenses, taxes and interest are allocated to the non-regulated segment.

                    Segment information is shown below for the periods:

($000)                        Three Months Ended         Twelve Months Ended
                                  September 30,                 September 30,
                               2004          2003          2004            2003
                               ----          ----          ----            ----
Revenues
  Regulated
    External customers        4,468         4,475        52,096          48,777
    Intersegment                692           731         3,207           3,152
                                ---           ---         -----          ------
       Total regulated        5,160         5,206        55,303          51,929
                              -----         -----        ------          ------

Non-regulated external
  customers                   5,344         5,663        26,771          22,588

Eliminations for intersegment (692)         (731)        (3,207)         (3,152)
                               ----         ----         ------          ------
   Total operating revenues   9,812        10,138        78,867          71,365
                              =====        ======        ======          ======


Net Income (Loss)
  Regulated                  (1,313)       (1,021)        2,052           2,441
  Non-regulated                 192           157         1,529           1,537
                                ---           ---         -----           -----
                             (1,121)         (864)        3,581           3,978
Total net income (loss)      ======          ====         =====           =====



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

     Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most of our construction activity takes place during these warmer months.

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheet. Notes payable increased to $14,701,000 at September 30, 2004, compared with $4,738,000 at June 30, 2004 and $14,333,000 at September 30, 2003. These increases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $1,257,000 and $6,497,000 during the three and twelve months ended September 30, 2004, respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $53,003,000 at September 30, 2004, compared with $53,049,000 and $53,332,000 at June 30, 2004 and September 30, 2003,
respectively. These decreases resulted from provisions in the Debentures allowing limited redemptions to be made to certain holders and/or their beneficiaries.

     Cash and cash equivalents increased to $170,000 at September 30, 2004, compared with $169,000 at June 30, 2004, and decreased from $200,000 at September 30, 2003. These changes in cash and cash equivalents for the three and twelve months ended September 30, 2004 are summarized in the following table:


($000)                                                  Three Months                  Twelve Months Ended
                                                          Ended                        September 30,
                                                       September 30,
                                                   2004             2003         2004               2003
                                                   ----             ----         ----               ----

Provided by (used in) operating activities     (8,001)         (10,026)          9,381           8,988

Used in investing activities                   (1,257)        (3,799)           (6,497)         (9,434)

Provided by (used in) financing activities
                                                9,259           12,605          (2,914)            359
                                               ------          -------          ------          ------

Increase (decrease) in cash
and cash equivalents                                1          (1,220)             (30)            (87)
                                               =====           ======          ========          ======



     For the three months ended September 30, 2004, we had a $1,000 increase in cash and cash equivalents compared to a $1,220,000 decrease in cash and cash equivalents for the three months ended September 30, 2003. This additional $1,221,000 of cash provided resulted primarily from a $2,542,000 reduction in capital expenditures and reduced cash usage of $1,260,000 for gas stored underground, gas accounts payable and deferred gas cost. In addition, $1,240,000 less cash was used for general payables. This increase in cash provided was offset with decreased cash received from short term borrowings of $3,340,000.

     For the twelve months ended September 30, 2004, we had a $30,000 decrease in cash and cash equivalents compared to a $87,000 decrease in cash and cash equivalents for the twelve months ended September 30, 2003. This $57,000 reduction in the decrease of cash and cash equivalents resulted from $2,936,000 less spent on capital expenditures, $1,141,000 more cash received on accounts receivable and $720,000 less paid on accounts payable. These changes were offset by $3,273,000 less received as a result of our financing activities and $1,070,000 more cash used in prepayments due to cash paid during the period for income taxes.


Cash Requirements

     Our capital expenditures impact our continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. Our capital expenditures for fiscal 2005 are expected to be $4.8 million, a $4.2 million decrease from fiscal 2004 capital expenditures. The major reason for this decrease is the completion in 2004 of certain multi-year transmission line and storage improvement projects.

     In July, 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002. Although the Act did not substantively change our corporate governance and internal control practices, we have formalized many of our governance and internal control related procedures, and are working in order to be in the position to issue the required Statement of Management Responsibility, which must be attested to by our external auditors in conjunction with the June 30, 2005 Annual Report on Form 10-K. We estimate that we will incur $100,000 to $150,000 of external expenses during fiscal 2005 in complying with the Act by June 30, 2005.

     See Note 4 of the Notes to Consolidated Financial Statements for other commitments and contingencies.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $14,701,000 was borrowed at September 30, 2004 and classified as notes payable in the accompanying balance sheet. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2005.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future. We do not foresee defaulting on any of our line of credit or Debenture agreements.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, Delta filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of $4,277,000, an increase of 7.4%. The test year for the case was December 31, 2003. The rates were suspended up to and including October 4, 2004 by the Kentucky Public Service Commission in an Order dated April 23, 2004 so that they could investigate and determine the reasonableness of the proposed rates. A hearing was held on August 18, 2004. In an Order dated October 15, 2004, the Kentucky Public Service Commission stated that it was unable to complete its investigation within the suspension period and authorized us to begin billing the proposed rates, subject to refund, for usage on and after October 7, 2004. Accordingly, we implemented the proposed rates on bills rendered beginning October 27, 2004. We cannot predict the outcome of this proceeding.


RESULTS OF OPERATIONS

     For  meaningful  analysis  of  our  revenue  and  expense  variations,  the variation amounts and percentages presented below for regulated and non-regulated revenues and expenses include intersegment transactions. These intersegment revenues and expenses, whose variations are also disclosed in the following tables, are eliminated in the consolidated statements of income
(loss).


Operating Revenues

     In the following table we set forth variations in our revenues for the three and twelve months ended September 30, 2004 compared with the same periods in the preceding year:

                                                         2004 Compared to 2003

                                                     Three Months  Twelve Months
                                                        Ended           Ended
                                                     September 30, September 30,
        ($000) Increase (decrease) in our
         regulated revenues
               Gas rates                                  (247)           5,947
               Weather normalization adjustment              -              690
               Sales volumes                               282           (3,548)
               On-system transportation                    (25)             (84)
               Off-system transportation                   (51)             367
               Other                                        (5)               2
                                                     ---------        ---------
                 Total                                     (46)           3,374
                                                     ---------        ---------

        Increase (decrease) in our
         non-regulated revenues
               Gas rates                                   586            2,857
               Sales volumes                              (925)           1,279
               Other                                        20               47
                                                     ---------        ---------
                 Total                                    (319)           4,183
                                                     ---------        ---------
        Decrease (increase) in our
          intersegment revenues                             39              (55)
                                                     ---------        ---------

                 Increase (decrease) in our
                  consolidated revenues                   (326)           7,502
                                                      =========        =========

        ========================================================================

        Percentage increase (decrease)
         in our regulated volumes
               Gas sales                                    7.5            (7.6)
               On-system transportation                    (9.5)           (6.3)
               Off-system transportation                   11.4             20.6
        Percentage increase (decrease) in our
         non-regulated gas sales volumes                  (16.4)             5.7


     Heating degree days billed were 96% of normal thirty year average temperatures for the twelve months ended September 30, 2004 as compared with 106% of normal temperatures in 2003. A heating degree day results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The decrease in operating revenues for the three months ended September 30, 2004, of $326,000 was primarily due to a 16.4% decrease in non-regulated sales volumes due to decreases in volumes purchased by our off-system customers.






     The increase in operating revenues for the twelve months ended September 30, 2004 of $7,502,000 was primarily due to a 20.1% increase in gas costs reflected in higher sales prices and a 5.7% increase in non-regulated sales volumes due to increases in volumes purchased by our off-system customers. These increases were offset by a 7.6% decrease in regulated volumes due to the 8.5% warmer weather in the 2004 period.


Operating Expenses

     In the following table we set forth variations in our purchased gas expense for the three and twelve months ended September 30, 2004 compared with the same periods in the preceding year:

                                                      2004 Compared to 2003

                                     Three Months Ended      Twelve Months Ended
                                        September 30,             September 30,
 ($000) Increase (decrease) in
    regulated gas expense
      Gas rates                               (140)                    5,599
      Purchase volumes                         141                    (2,081)
                                            ------                   -------
        Total                                    1                     3,518
                                            ------                   -------


 Increase (decrease) in
 non-regulated gas expense
      Gas rates                                626                     3,429
      Purchase volumes                        (975)                      824
      Transportation expense                   (39)                       55
                                            ------                    ------
        Total                                 (388)                    4,308
                                            ------                    ------

 Decrease (increase) in inter-
 segment gas expense                            39                       (55)
                                            ------                    ------

     Increase (decrease) in
      consolidated gas expense                (348)                    7,771
                                            ======                    ======

     Natural gas prices are determined in an unregulated national market. Therefore, the prices that we pay for natural gas fluctuate with national supply and demand. See Item 3 for the impact of forward contracts.

     The decrease in purchased gas expense for the three months ended September 30, 2004, of $348,000 was primarily due to a 16.4% decrease in non-regulated sales volumes.

     The increase in purchased gas expense for the twelve months ended September 30, 2004 of $7,771,000 was primarily due to a 20.1% increase in gas costs because of higher prices as well as a 5.7% increase in non-regulated sales volumes offset by a 7.6% decrease in regulated volumes sold.

     The increase in operations and maintenance expense of $320,000 for the twelve months ended September 30, 2004 was primarily due to an increase in bad debt expense resulting from higher gas prices as well as an increase in employee benefit costs.

     The changes in income taxes for the three and twelve months ending September 30, 2004 of $150,000 and $260,000 were due to changes in net income
(loss).


Basic and Diluted Earnings Per Common Share

     For the three and twelve months ended September 30, 2004 and 2003, our basic earnings per common share changed as a result of changes in net income
(loss) and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Purchase Plan and our May, 2003 Common Stock offering of 600,000 shares.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $14,701,000 on September 30, 2004 and $14,333,000 on September 30, 2003. Based
on the amount of our outstanding short-term line of credit on September 30, 2004 and 2003, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $147,000 and $143,000, respectively.


ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended September 30, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The detailed information required by Item 1 has been disclosed in previous reports filed with the Commission and is unchanged from the information as presented in Item 3 of Form 10-K for the period ending June 30, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

10(a)Modification Agreement extending to October 31, 2005 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company.

31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-4a of the Securities Exchange Act, as amended.

31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-4a of the Securities Exchange Act, as amended.

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


                                  DELTA NATURAL GAS COMPANY, INC.
                                  (Registrant)

                                 /s/Glenn R. Jennings__________________
DATE:  November 9, 2004             Glenn R. Jennings
                                    President and Chief Executive Officer
                                   (Duly Authorized Officer)


                                 /s/John F. Hall_______________________
                                    John F. Hall
                                    Vice President - Finance, Secretary
                                    and Treasurer
                                   (Principal Financial Officer)


                                 /s/John B. Brown______________________
                                    John B. Brown
                                    Controller
                                   (Principal Accounting Officer)


                                                          EXHIBIT 10(a)

Maker     DELTA NATURAL GAS COMPANY. INC.
          -------------------------------


Address   3617 LEXINGTON RD.                                     9580219605
          WINCHESTER, KY 40391-0000                        BB&T Customer Number
                                                                   00003
                                                                Note Number
                             MODIFICATION AGREEMENT

$ 40.000,000.00           10/31/2002     S 40,000,000.00        10/31/2004
Original Amount of Note  Original Date   Modification Amount   Modification Date

This Modification Agreement (hereinafter "Agreement") is made and entered into this 31 st day of October. 2004 by and between DELTA NATURAL GAS COMPANY. INC, , maker(s), co-maker(s), endorser(s), or other obligor(s) on the Promissory Note (as defined below), hereinafter also referred to as "Borrower"; and Branch Banking and Trust Company, a North Carolina banking corporation, hereinafter referred to as "Bank".

Witnesseth: Whereas, Borrower has executed and delivered to Bank the following documents (collectively, the "Loan Documents"):

(a) a Promissory Note payable to Bank, which Promissory Note includes the original Promissory Note and Addendum dated as of October 31, 2002, in the face principal amount of $40,000,000.00 and all renewals, extensions substitutions and modifications thereof, including without limitation the Modification Agreement dated October 31, 2003, collectively "Promissory Note", said Promissory Note being more particularly identified by description of the original note above;

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

     NOW THEREFORE, in mutual consideration of the premises, the sum of Ten Dollars ($10) and other good and valuable consideration, each to the other parties paid , the parties hereto agree that

1.   The Promissory Note is amended as hereinafter described:

     INTEREST RATE, PRINCIPAL AND INTEREST PAYMENT TERM MODIFICATIONS (To the extent no change is made, existing terms continue. Sections not completed are deleted )

a. Principal and interest are payable as follows: |X| Principal (plus any accrued interest not otherwise scheduled herein) is due in full at maturity on 10/31/2005.

|X| Accrued interest is payable Monthly continuing on November 30, 2004 and on the same day of each calendar period thereafter, with one final payment of all remaining interest due on October 31, 2005

b. The eighth grammatical paragraph on page 1 of the Promissory Note is hereby amended and restated so as to read in its entirety as follows: "This note ('Note') is given by the Borrower in connection with a Loan Agreement between the Borrower and the Bank dated October 31, 2002 (as amended by that certain Modification Agreement between the Bank and the Borrower dated October 31, 2003 and that certain Modification Agreement dated October 31,
     2004) all as executed by the Borrower."

2.   The Loan Agreement is amended as hereinafter described:

     In the paragraph on page 1 of the Loan Agreement, titled "Line of Credit", the date "October 31, 2004" is hereby deleted and the date "October 31, 2005" is inserted in lieu thereof.

     If the Promissory Note and Loan Agreement being modified by this Agreement is signed by more than one person or entity, the modified Promissory Note shall be the joint and several obligation of all signers and the property and liability of each and all of them. It is expressly understood and agreed that this Agreement is a modification only and not a novation. The original obligation of the Borrower as evidenced by the Promissory Note above described is not extinguished hereby. It is also understood and agreed that except for the modifcation(s) contained herein said Promissory Note, and any other Loan Documents or Agreements evidencing, securing or relating to the Promissory Note and all singular terms and conditions thereof, shall be and remain in full force and effect. This Agreement shall not release or affect the liability of any co-makers, obligors, endorsers or guarantors of said Promissory Note. Borrower and Debtors)/Grantor(s), if any, jointly and severally consent to the terms of this Agreement, waive any objection thereto, affirm any and all obligations to Bank and certify that there are no defenses or offsets against said obligations or the Bank, including without limitation the Promissory Note. Bank expressly reserves all rights as to any party with right of recourse on the aforesaid Promissory Note.

     Borrower agrees that the only interest charge is the interest actually stated in the Promissory Note, and that any loan or origination fee shall be deemed charges rather than interest, which charges are fully earned and non-refundable. It is further agreed that any late charges are not a charge for the use of money but are imposed to compensate Bank for some of the administrative services, costs and losses associated with any delinquency or default under the Promissory Note, and said charges shall be fully earned and non-refundable when accrued. All other charges imposed by Bank upon Borrower in connection with the Promissory Note and the loan including, without limitation, any commitment fees, loan fees, facility fees, origination fees, discount points, default and late charges, prepayment fees, statutory attorneys' fees and reimbursements for costs and expenses paid by Bank to third parties or for damages incurred by Bank are and shall be deemed to be charges made to compensate Bank for underwriting and administrative services and costs, other services, and costs or losses incurred and to be incurred by Bank in connection with the Promissory Note and the loan and shah under no circumstances be deemed to be charges for the use of money. All such charges shall be fully earned and non-refundable when due.

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

Unless otherwise provided herein, it is expressly understood and agreed by and between Borrower, Debtor(s)/Grantor(s) and Bank that any and all collateral (including but not limited to real property, personal property, fixtures, inventory, accounts, instruments, general intangibles, documents, chattel paper, and equipment) given as security to insure faithful performance by Borrower and any other third party of any and all obligations to Bank, however created, whether now existing or hereafter arising, shall remain as security for the Promissory Note as modified hereby.

It is understood and agreed that if Bank has released collateral herein, it shall not be required or obligated to take any further steps to release said collateral from any lien or security interest unless Bank determines, in its sole discretion, that it may do so without consequence to its securited position and relative priority in other collateral; and unless Borrower bears the reasonable cost of such action. No delay or omission on the part of the Bank in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Bank, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same, or of any other right on any further occasion. Each of the parties signing this Agreement regardless of the time, order or place of signing waives presentment, demand, protest, and notices of every kind, and assents to any one or more extensions or postponements of the time of payment or any other indulgences, to any substitutions, exchanges or releases of collateral if at any time there is available to the Bank collateral for the Promissory Note, as amended, and to the additions or releases of any other parties or persons primarily or secondarily liable. Whenever possible the provisions of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is prohibited by or invalid under such law, such provisions shall be ineffective to the extent of any such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. All rights and obligations arising hereunder shall be governed by and construed in accordance with the laws of the same state which governs the interpretation and enforcement of the Promissory Note.

From and after any event of default under this Agreement, the Promissory Note, or any related deed of trust, security agreement or loan agreement, interest shall accrue on the sum of the principal balance and accrued interest then outstanding at the variable rate equal to the Bank's Prime Rate plus 5% per annum ("Default Rate"), provided that such rate shall not exceed at any time the highest rate of interest permitted by the laws of the Commonwealth of Kentucky; and further that such rate shall apply after judgement. In the event of any default, the then remaining unpaid principal amount and accrued but unpaid interest then outstanding shall bear interest at the Default Rate until such principal and interest have been paid in full. Bank shall not be obligated to accept any check, money order, or other payment instrument marked "payment in full" on any disputed amount due hereunder, and Bank expressly reserves the right to reject all such payment instruments. Borrower agrees that tender of its check or other payment instrument so marked will not satisfy or discharge its obligation under this Note, disputed or otherwise, even if such check or payment instrument is inadvertently processed by Bank unless in fact such payment is in fact sufficient to pay the amount due hereunder, DELTA NATURAL GAS COMPANY, INC.



                            By
                               Glenn R. Jennings, President



                            BRANCH BANKING AND TRUST COMPANY





                             By ;./                        _----
                               W. Harvey Coggin, Senior Vice President












PAGE>
                                                                Exhibit 31.1


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Glenn R. Jennings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta Natural Gas Company, Inc.;

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


         Date:  November 9, 2004


                                  By:  /s/Glenn R. Jennings_______________
                                      --------------------
                                          Glenn R. Jennings
                                          President and Chief Executive Officer

                                                                   Exhibit 31.2

                     CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

             PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


                  I, John F. Hall, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Delta Natural Gas Company, Inc.;

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



 Date:  November 9, 2004


         By:  /s/John F. Hall____________________________
              ---------------
              John F. Hall
              Vice President - Finance, Secretary and Treasurer

                                                                  Exhibit 32.1


                                  CERTIFICATION PURSUANT TO
                                   18 U.S.C. SECTION 1350,
                                    AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn
R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.




                                       /s/Glenn R. Jennings_____________
                                       --------------------
                                       Glenn R. Jennings
                                       President and Chief Executive Officer

 November 9, 2004

                                                             Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.







                  /s/John F. Hall_____________________________
                  ---------------
                  John F. Hall
                  Vice President - Finance, Secretary and Treasurer

                  November 9, 2004