Form 10-Q
period 2004-12-31
DELTA NATURAL GAS CO INC
filed 2005-02-08
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2004.


  ------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

                                YES ___X___. NO .
                                   -------- -

                    Common Shares, Par Value $1.00 Per Share
              3,218,186 Shares Outstanding as of December 31, 2004.



                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q

 PART I - FINANCIAL INFORMATION                                               3

 ITEM 1 - Financial Statements                                                3

 Consolidated Statements of Income (Loss) (Unaudited) for the
 three, six and twelve month periods ended December 31,
 2004 and 2003                                                                3

 Consolidated Balance Sheets (Unaudited) as of
 December 31, 2004, June 30, 2004 and December 31, 2003                       4

 Consolidated Statements of Changes in Shareholders'
 Equity (Unaudited) for the six and twelve month
 periods ended December 31, 2004 and 2003                                     5

 Consolidated Statements of Cash Flows (Unaudited)
 for the six and twelve month periods ended
 December 31, 2004 and 2003                                                   6

 Notes to Consolidated Financial Statements (Unaudited)                       7

 ITEM 2 - Management's Discussion and Analysis of
 Financial Condition and Results of Operations                               12

 ITEM 3 - Quantitative and Qualitative Disclosures
 About Market Risk                                                           18

 ITEM 4 - Controls and Procedures                                            19

 PART II.  OTHER INFORMATION                                                 20

 ITEM 1 - Legal Proceedings                                                  20

 ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds        20

 ITEM 3 - Defaults Upon Senior Securities                                    20

 ITEM 4 - Submission of Matters to a Vote of
 Security Holders                                                            20

 ITEM 5 - Other Information                                                  21

 ITEM 6 - Exhibits                                                           21

 Signatures                                                                  22




                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                            Three Months Ended              Six Months Ended             Twelve Months Ended
                                               December 31,                   December 31,                  December 31,
                                        2004               2003          2004            2003           2004            2003
                                        ----               ----          ----            ----           ----            ----

OPERATING REVENUES                   $  25,778,315  $  16,828,444   $ 35,589,947   $ 26,966,286   $  87,817,276    $ 72,691,447
                                    --------------- -------------- -------------  --------------- -------------- ---------------

OPERATING EXPENSES
  Purchased gas                      $  15,870,632  $  10,747,374   $  22,009,520   $ 17,234,788   $  56,747,403    $ 45,464,160
  Operation and maintenance              2,871,371      2,847,033       5,719,213      5,375,109     11,009,443      10,906,942
  Depreciation and depletion             1,059,450      1,096,249       2,206,235      2,162,241      4,476,146       4,319,983
  Taxes other than income taxes            390,853        374,121         799,219        752,403      1,637,364       1,540,006
  Income tax expense (benefit)           1,690,200        229,000       1,000,400       (310,800)     3,670,800       2,264,000
                                    --------------- ------------- -- ------------ ---------------  -------------- ---------------

    Total operating expenses         $  21,882,506  $  15,293,777   $  31,734,587  $  25,213,741   $  77,541,156    $ 64,495,091
                                    --------------- ------------- --------------- ---------------  -------------- ---------------

OPERATING INCOME                     $   3,895,809  $   1,534,667   $   3,855,360      1,752,545   $  10,276,120    $  8,196,356

OTHER INCOME AND DEDUCTIONS, NET            50,301         10,976          62,579         21,856         101,254          46,806

INTEREST CHARGES                         1,157,059      1,136,616       2,249,637      2,229,099       4,416,314       4,548,772
                                    --------------- ------------- --------------- ---------------  -------------- ---------------


NET INCOME (LOSS)                    $   2,789,051  $     409,027   $   1,668,302   $   (454,698)  $   5,961,060    $  3,694,390
                                    =============== ============= =============== ===============  ============== ===============

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE            $        .87   $        .13    $         .52   $       (.14)  $       1.86     $      1.26
                                    =============== ============= =============== ===============  ============== ===============
                                    =============== ============= =============== ===============  ============== ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED)                    3,214,339      3,181,806       3,210,512      3,177,417       3,201,926       2,936,639

DIVIDENDS DECLARED PER
  COMMON SHARE                       $      .295    $      .295     $        .59   $        .59     $       1.18     $      1.18

     The accompanying notes to consolidated financial statements are an integral part of these statements.




            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

       ASSETS                                    December 31, 2004     June 30, 2004      December 31, 2003
                                                 -----------------     -------------      -----------------
 GAS UTILITY PLANT, AT COST                     $   172,243,321      $   170,337,427     $    168,590,685
   Less-Accumulated provision
     for depreciation                               (56,680,237)         (55,121,511)         (53,695,018)
                                                                     ------------------- ------------------
                                                ------------------
       Net gas plant                            $   115,563,084      $   115,215,916     $    114,895,667
                                                ------------------   ------------------- ------------------
 CURRENT ASSETS
   Cash and cash equivalents                    $       245,659      $       168,834     $        329,668
   Accounts receivable, less accumulated
     provisions for doubtful accounts of
     $391,000, $300,000 and $300,000,
     respectively                                    14,727,219            4,771,380            5,731,990
   Gas in storage, at average cost                   12,638,990            7,749,089           10,451,024
   Deferred gas costs                                 7,490,432            1,523,632            7,364,853
   Materials and supplies, at first-in,
     first-out cost                                     434,228              352,762              451,043
   Prepayments                                        1,654,618            1,190,818            1,481,013
                                                ------------------   ------------------- ------------------
       Total current assets                     $    37,191,146      $    15,756,515     $     25,809,591
                                                ------------------   ------------------- ------------------
 OTHER ASSETS
   Cash surrender value of
     officers' life insurance                   $       376,930      $       376,930     $        356,137
   Note receivable from officer                          98,000              110,000              122,000
   Prepaid pension cost                               2,416,373            2,694,151                    -
   Unamortized debt expense and other                 4,262,786            4,218,617            4,236,403
                                                ------------------   ------------------- ------------------
       Total other assets                       $     7,154,089      $     7,399,698     $      4,714,540
                                                ------------------   ------------------- ------------------

         Total assets                           $   159,908,319      $   138,372,129     $    145,419,798
                                                ==================   =================== ==================

       LIABILITIES AND SHAREHOLDERS' EQUITY
 CAPITALIZATION
   Common shareholders' equity
     Common shares ($1.00 par value)            $     3,218,186      $     3,200,715     $      3,187,044
     Premium on common shares                        44,670,611           44,236,128           43,909,593
     Capital stock expense                           (2,597,999)          (2,597,999)          (2,598,146)
     Accumulated other comprehensive loss                     -                    -           (2,050,636)
     Retained earnings                                3,765,184            3,991,317            1,582,466
                                                ------------------   ------------------- ------------------
       Total common shareholders' equity        $    49,055,982      $    48,830,161     $     44,030,321
   Long-term debt                                    52,823,000           53,049,000           53,174,000
                                                ------------------   ------------------- ------------------
          Total capitalization                  $   101,878,982      $   101,879,161     $     97,204,321
                                                ------------------   ------------------- ------------------
 CURRENT LIABILITIES
   Notes payable                                $    17,838,295      $     4,738,180     $     17,707,889
   Current portion of long-term debt                  1,650,000            1,650,000            1,650,000
   Accounts payable                                  12,985,433            6,609,787            7,129,102
   Accrued taxes                                      1,564,708            1,027,937              811,429
   Customers' deposits                                  623,180              433,809              559,283
   Accrued interest on debt                             894,347              901,370              896,020
   Accrued vacation                                     538,287              624,604              517,132
   Other accrued liabilities                            359,455              488,031              432,712
                                                ------------------   ------------------- ------------------
       Total current liabilities                $    36,453,705      $    16,473,718     $     29,703,567
                                                ------------------   ------------------- ------------------
 DEFERRED CREDITS AND OTHER
   Deferred income taxes                        $    19,485,535      $    17,967,611     $     15,628,366
   Investment tax credits                               307,200              326,200              345,400
   Regulatory liabilities                             1,452,137            1,431,600            1,166,075
   Pension liability                                          -                    -            1,079,514
   Advances for construction and other                  330,760              293,839              292,555
                                                ------------------   ------------------- ------------------
                                                ------------------   ------------------- ------------------

       Total deferred credits and other         $    21,575,632      $    20,019,250     $     18,511,910
                                                ------------------   ------------------- ------------------
                                                ------------------   ------------------- ------------------
 COMMITMENTS AND CONTINGENCIES
  (NOTES 7 and 8)
       Total liabilities and
         shareholders' equity                   $   159,908,319      $   138,372,129     $    145,419,798
                                                ==================   =================== ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       Delta Natural Gas Company, Inc. and Subsidiary Companies
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (unaudited)

                                                         Six Months Ended                         Twelve Months Ended
                                                          December 31,                              December 31,
                                                     2004                2003                  2004                 2003
                                                     ----                ----                  ----                 ----
  COMMON SHARES
     Balance, beginning of period               $ 3,200,715          $ 3,166,940           $ 3,187,044          $ 2,551,377
      Common stock offering                                                    -                     -              600,000
      Dividend reinvestment and
       stock purchase plan                           12,645               15,458                26,316               30,121
      Employee stock purchase plan
       and other                                      4,826                4,646                 4,826                5,546
                                                -----------          -----------           -----------          -----------

     Balance, end of period                     $ 3,218,186          $ 3,187,044           $ 3,218,186          $ 3,187,044
                                                ===========          ===========           ===========          ===========

  PREMIUM ON COMMON SHARES
     Balance, beginning of period               $44,236,128          $43,462,433           $43,909,593          $30,760,732
      Common stock offering                                                    -                     -           12,360,000
      Dividend reinvestment and
       stock purchase plan                          321,748              343,708               648,283              664,934
      Employee stock purchase
       plan and other                               112,735              103,452               112,735              123,927
                                                -----------          -----------           -----------          -----------

     Balance, end of period                     $44,670,611          $43,909,593           $44,670,611          $43,909,593
                                                ===========          ===========           ===========          ===========

  CAPITAL STOCK EXPENSE
     Balance, beginning of period               $(2,597,999)         $(2,598,146)          $(2,598,146)         $(1,925,392)
      Common stock offering                               -                    -                   147             (672,754)
                                                -----------          -----------           -----------          ------------

     Balance, end of period                     $(2,597,999)         $(2,598,146)          $(2,597,999)         $(2,598,146)
                                                ===========          ===========           ===========          ===========

  Accumulated Other Comprehensive
       Income (Loss)
     Balance, beginning of period               $         -          $(2,050,636)          $(2,050,636)         $         -
      Minimum pension liability
       adjustment, net of tax
       benefit of $1,335,800                    __________-        _          -              2,050,636            (2,050,636)
                                                         --         ------------           ------------          -----------

     Balance, end of period                     $         -          $(2,050,636)          $         -          $(2,050,636)
                                                ===========         ============           ===========          ===========

  Retained Earnings
    Balance, beginning of period                $ 3,991,317          $ 3,912,006           $ 1,582,466         $ 1,448,636
      Net income (loss)                           1,668,302             (454,698)            5,961,060           3,694,390
      Cash dividends declared on
       common shares (See
       Consolidated Statements
       of Income (Loss) for rates)               (1,894,435)          (1,874,842)           (3,778,342)         (3,560,560)
                                                -----------          -----------           -----------         -----------

    Balance, end of period                      $ 3,765,184          $ 1,582,466           $ 3,765,184         $ 1,582,466
                                                ===========          ============          ===========         ===========

  Common Shareholders' Equity
    Balance, beginning of period                $48,830,161          $45,892,597           $44,030,321         $32,835,353
      Comprehensive income (loss)
        Net income (loss)                       $ 1,668,302          $  (454,698)          $ 5,961,060         $ 3,694,390
        Other comprehensive loss                          -          _         -             2,050,636          (2,050,636)
                                                -----------           ----------           -----------         -----------
          Comprehensive
            income (loss)                       $ 1,668,302          $  (454,698)          $ 8,011,696         $ 1,643,754
      Issuance of common stock                      451,954              467,264               792,307          13,111,774
      Dividends on common stock                  (1,894,435)          (1,874,842)           (3,778,342)         (3,560,560)
                                                -----------          -----------           -----------         -----------

    Balance, end of period                      $49,055,982          $44,030,321           $49,055,982         $44,030,321
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





                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                           Six Months Ended                         Twelve Months Ended
                                                              December 31,                             December 31,

                                                   2004                    2003                 2004                  2003
                                                   ----                    ----                 ----                  ----
    CASH FLOWS FROM OPERATING
     ACTIVITIES
      Net income (loss)                     $      1,668,302    $       (454,698)      $   5,961,060        $    3,694,390
      Adjustments to reconcile net
        income (loss) to net cash
        from operating activities
          Depreciation, depletion
            And amortization                       2,337,610           2,272,408             4,731,807             4,577,143
          Deferred income taxes and
            investment tax credits                 1,486,149             739,485             2,652,344             2,265,593
          Other - net                                (36,409)            356,582               (36,409)              722,159
      Increase in assets                         (21,242,488)        (10,287,743)           (8,350,687)           (3,979,818)
      Increase(decrease) in
    liabilities                                    6,946,059          (2,710,761)            3,287,406                73,452
                                            ------------------  --------------------------------------------------------------
         Net cash provided by (used
           in) operating activities         $     (8,840,777)   $    (10,084,727)         $   8,245,521         $  7,352,919
                                            ------------------  --------------------------------------------------------------

    CASH FLOWS FROM INVESTING
     ACTIVITIES
      Capital expenditures                  $     (2,589,032)   $     (6,075,831)       $   (5,197,901)       $   (9,644,076)
      Proceeds from sale of property,
        plant and equipment                           75,000                   -                75,000                     -
                                            ------------------  --------------------------------------------------------------

         Net cash used in
          investing activities              $     (2,514,032)   $     (6,075,831)       $   (5,122,901)       $   (9,644,076)
                                            ------------------  --------------------------------------------------------------

    CASH FLOWS FROM FINANCING
     ACTIVITIES
      Dividends on common stock             $     (1,894,435)   $     (1,874,842)       $   (3,778,342)       $   (3,560,560)
      Issuance of common stock, net                  451,954             467,264               792,307            13,111,774
      Issuance of long-term debt                           -                   -                     -            20,000,000
      Long-term debt issuance expense                      -                   -                     -              (778,608)
      Repayment of long-term debt                   (226,000)           (199,000)             (351,000)          (15,679,240)
      Issuance of notes payable                   32,264,648          33,469,248            56,601,084            67,365,058
      Repayment of notes payable                 (19,164,533)        (16,792,458)          (56,470,678)          (78,695,010)
                                            ------------------  --------------------------------------------------------------
         Net cash provided by
            (used in) financing
            activities                      $     11,431,634    $     15,070,212        $   (3,206,629)       $    1,763,414
                                            ------------------  --------------------------------------------------------------

    NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS              $         76,825    $     (1,090,346)       $     (84,009)        $    (527,743)
    CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                             168,834           1,420,014               329,668               857,411
                                            ------------------  --------------------------------------------------------------
    CASH AND CASH EQUIVALENTS,
     END OF PERIOD                          $        245,659    $        329,668        $     245,659        $      329,668
                                            ==================  ==============================================================
    SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
      Cash paid during the period for
         Interest                           $      2,138,569    $      2,117,055        $   4,181,803        $    4,595,371
         Income taxes (net of refunds)      $       (490,767)   $         94,868        $     218,400        $      178,905


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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2004 and 2003, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2004. Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, we recorded regulated revenue and gas cost on a billed basis for both financial reporting and regulatory purposes. In connection with receiving the rate order discussed in Note 9, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements. Therefore, at December 31, 2004, we estimated that 584,000 Mcf of the gas consumed by our customers during December was unbilled. Reflecting the sales of these unbilled volumes in the accompanying financial statements resulted in a non-recurring increase to net income of $1,764,000 for the three, six and twelve month periods ended December 31, 2004. The non-recurring increase in earnings per share due to the recording of unbilled sales was $.55 for the three, six and twelve months ended December 31, 2004. We expect that recording unbilled sales will result in a non-recurring increase in our 2005 fiscal year net income in the range of $250,000 to $300,000, or in the range of $.08 to $.09 per share.

(4) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:
       ($)                                             Three Months Ended
                                                           December 31
                                                    2004                2003
                                                    ----                ----
       Service cost                                178,700              165,692
       Interest cost                               153,093              139,296
       Expected return on plan assets             (215,765)            (167,706)
       Amortization of unrecognized
         net loss                                   44,407               65,621
       Amortization of prior service cost          (21,545)             (21,545)
                                                   -------              -------
            Net periodic benefit cost              138,890              181,358
                                                   =======              =======

                                                        Six Months Ended
                                                           December 31
                                                    2004                2003
                                                    ----                ----
       Service cost                                357,401              331,385
       Interest cost                               306,185              278,592
       Expected return on plan assets             (431,531)            (335,412)
       Amortization of unrecognized
         net loss                                   88,815              131,242
       Amortization of prior service cost          (43,090)             (43,090)
                                                   -------              -------
            Net periodic benefit cost              277,780              362,717
                                                   =======              =======

                                                       Twelve Months Ended
                                                           December 31,
                                                    2004                2003
                                                    ----                ----
       Service cost                                688,785              632,188
       Interest cost                               584,777              596,916
       Expected return on plan assets             (766,942)            (713,777)
       Amortization of unrecognized
         net loss                                  220,056              162,178
       Amortization of prior service cost          (86,179)             (47,189)
                                                   -------              -------
            Net periodic benefit cost              640,497              630,316
                                                   =======              =======



(5) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $98,000, $110,000 and $122,000 as of December 31, 2004, June 30, 2004 and December 31, 2003, respectively. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(6) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $17,838,000, $4,738,000 and $17,708,000 was borrowed having a weighted average interest rate of 3.31%, 2.13% and 2.17% as of December 31, 2004, June 30, 2004 and December 31, 2003, respectively.

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

(7) Commitments and Contingencies - We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $2.9 million would be paid in addition to continuation of specified benefits for up to five years.

(8) A lawsuit was filed on January 24, 2005 against us by a former employee, alleging that we did not pay the appropriate compensation for the employee's work for us over the period from January, 1982 through December, 2002. Although we believe that the complaint has no merit, and we intend to vigorously defend against it, we cannot predict the outcome of this action on our liquidity, financial condition or results of operations.

     We are not a party to any other legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(9) The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and our transportation services. The Kentucky Public Service Commission regulation of our business includes setting the rates we are permitted to charge our retail customers and our transportation customers.

     We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we are able to adjust the sales prices of our retail gas we sell to and transport for our customers.

     On April 5, 2004, we filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of approximately $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

     During July, 2001, the Kentucky Public Service Commission initiated a management audit of our gas procurement activities and the gas procurement activities of four other Kentucky gas distribution companies as part of its investigation of increases in wholesale natural gas prices and their impact on customers. The final audit report was issued November 15, 2002. On December 8, 2004, the Kentucky Public Service Commission concluded that we had fulfilled the intent of all of the audit recommendations and placed all audit recommendations in a completed status with no further reporting required.

(10) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

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

     Segment information is shown below for the periods:


                                                 Three Months Ended
                                       December 31, 2004      December 31, 2003
 ($000)

 Revenues
     Regulated
         External customers                16,355                 10,432
         Intersegment                         910                    880
                                           ------                 ------
             Total regulated               17,265                 11,312
                                           ------                 ------

     Non-regulated external customers
                                            9,423                  6,396

     Eliminations for intersegment           (910)                  (880)
                                           ------                 ------
             Total operating revenues       25,778                16,828
                                            ======                ======

 Net Income
      Regulated                             1,864                    114
      Non-regulated                           925                    295
                                           ------                  ------
        Total net income                    2,789                    409
                                           ======                  ======



                                                    Six Months Ended
                                       December 31, 2004      December 31, 2003
 ($000)

 Revenues
     Regulated
         External customers                 20,825                 14,907
         Intersegment                        1,600                  1,611
                                            ------                 ------
              Total regulated               22,425                 16,518
                                            ------                 ------

      Non-regulated external customers      14,765                 12,059

      Eliminations for intersegment         (1,600)                (1,611)
                                            ------                 ------

           Total operating revenues         35,590                 26,966
                                            ======                 ======

 Net Income (Loss)
      Regulated                                551                    (907)
      Non-regulated                          1,117                     452
                                             -----                  ------
         Total net income(loss)              1,668                    (455)
                                             =====                  ======






                                                Twelve Months Ended
                                     December 31, 2004       December 31, 2003
 ($000)

 Revenues
     Regulated
          External customers                 58,020                  48,950
          Intersegment                        3,326                   3,135
                                              -----                  ------
                Total regulated              61,256                  52,085
                                              -----                  ------

      Non-regulated external customers       29,797                  23,741

      Eliminations for intersegment          (3,236)                 (3,135)
                                             ------                   ------

                 Total operating revenues    87,817                  72,691
                                             ======                   =====

 Net Income
      Regulated                               3,802                   2,171
      Non-regulated                           2,159                   1,523
                                              -----                   -----

                 Total net income             5,961                   3,694
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

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheet (see Note 6 of the Notes to Consolidated Financial Statements). Notes payable increased to $17,838,000 at December 31, 2004, compared with $4,738,000 at June 30, 2004 and
$17,708,000 at December 31, 2003. These increases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $1,332,000, $2,589,000 and $5,198,000 during the three, nine and twelve months ended December 31, 2004 respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $52,823,000 at December 31, 2004, compared with $53,049,000 and $53,174,000 at June 30, 2004 and December 31, 2003,
respectively. These decreases resulted from provisions in the Debentures allowing limited redemptions to be made by certain holders and/or their beneficiaries.

     Cash and cash equivalents increased to $246,000 at December 31, 2004, compared with $169,000 at June 30, 2004, and decreased from $330,000 at December 31, 2003. These changes in cash and cash equivalents for the six and twelve months ended December 31, 2004 are summarized in the following table:



 ($000)                                       Six Months Ended         Twelve Months Ended
                                              -----------------        --------------------
                                                December 31,               December 31,
                                                ------------               -------------
                                           2004         2003           2004          2003
                                           ----         ----           ----          ----

 Provided by (used in) operating
   activities                             (8,841)      (10,084)        8,246         7,353
 Used in investing activities             (2,514)       (6,076)       (5,123)       (9,644)
 Provided by (used in) financing
   activities                             11,432        15,070        (3,207)        1,763
                                         -------      --------       -------       -------
      Increase (decrease) in cash
          and cash equivalents                77        (1,090)          (84)         (528)
                                         =======      ======== =     =======       =======


     For the six months ended December 31, 2004, we had a $77,000 increase in cash and cash equivalents compared to a $1,090,000 decrease in cash and cash equivalents for the six months ended December 31, 2003. This additional $1,167,000 of cash provided resulted primarily from decreased cash needs of $4,878,000 for gas stored underground, gas accounts payable and deferred gas cost, $3,562,000 less cash used for capital expenditures, a $2,123,000 increase in net income and decreases in cash used for general payables and prepayments. This decrease in cash required was offset by $8,791,000 less collected on customer accounts and a $3,577,000 decrease in borrowings from the short-term line of bank credit.

     For the twelve months ended December 31, 2004, we had a $84,000 decrease in cash and cash equivalents compared to a $528,000 decrease in cash and cash equivalents for the twelve months ended December 31, 2003. This additional $444,000 of cash provided resulted primarily from decreased cash needs of $5,008,000 for gas stored underground, gas accounts payable and deferred gas cost, $4,521,000 less cash used for capital expenditures, a $2,267,000 increase in net income and decreases in cash used for general payables, taxes payable and prepayments. This decrease in cash required was offset by $8,831,000 less collected on customer accounts and a $4,970,000 decrease in borrowings from the short-term line of bank credit.

 Cash Requirements

     Our capital expenditures impact our continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. Our capital expenditures for fiscal 2005 are expected to be $5 million, a $4 million decrease from fiscal 2004 capital expenditures. The major reason for this decrease is the completion in 2004 of certain projects relating to transmission and storage.

     In July, 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002. Although the Act did not substantively change our corporate governance and internal control practices, we have formalized many of our governance and internal control related procedures, and are working in order to be in the position to issue the required Statement of Management Responsibility, which must be attested to by our independent registered public accountant in conjunction with the June 30, 2005 Annual Report on Form 10-K. We estimate that we will incur $100,000 to $150,000 of external expenses during fiscal 2005 in complying with the Act by June 30, 2005.

     See Note 7 of the Notes to Consolidated Financial Statements for other commitments and contingencies.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $17,838,000 was borrowed at December 31, 2004 and classified as notes payable in the accompanying balance sheet. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2005.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future. We do not foresee defaulting on any of our line of credit or Debenture agreements.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, we filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of approximately $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Public Service Commission approved new rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.


 RESULTS OF OPERATIONS

     For meaningful analysis of our revenue and expense variations, the variation amounts and percentages presented in the following tables for regulated and non-regulated revenues and expenses include intersegment transactions. These intersegment revenues and expenses, whose variations are also disclosed in the following tables, are eliminated in the consolidated statements of income (loss).

 Operating Revenues

     In the following table we set forth variations in our revenues for the three, six and twelve months ended December 31, 2004 compared with the same periods in the preceding year:

                                                    2004 Compared to 2003

                                                Three                 Six            Twelve
                                             Months Ended        Months Ended      Months Ended
                                             December 31,        December 31,       December 31,
                                             ------------        ------------      -------------
 ($000)
 Increase (decrease) in billed
   regulated revenues
       Gas rates                                    808               834               4,570
       Weather normalization adjustment              64                64                 408
       Sales volumes                             (2,437)           (2,429)             (3,555)
       On-system transportation                     117                93                 105
       Off-system transportation                     51                (1)                294
       Other                                         (1)               (5)                 (2)
                                                 ------            -------             ------
         Total                                   (1,398)           (1,444)              1,820
                                                 ------            -------             ------

 Non-recurring increase in unbilled
   regulated revenues                             7,351             7,351               7,351
                                                 ------            ------              ------

 Increase in non-regulated revenues
    Gas rates                                     1,585             2,152               3,960
    Sales volumes                                 1,439               532               2,057
    Other                                             3                22                  39
                                                 ------            ------              ------
      Total                                       3,027             2,706               6,056
                                                 ------            ------              ------

 Decrease (increase) in
   intersegment revenues                            (30)               11                (101)
                                                 ------            ------              ------

 Increase in our consolidated revenues            8,950             8,624              15,126
                                                 ======            ======              ======

 ---------------------------------------------------------------------------------------------

 Percentage increase (decrease) in our
    billed regulated volumes
     Gas sales                                    (25.3)            (18.1)              (7.6)
     On-system transportation                       0.3              (4.5)              (4.5)
     Off-system transportation                     10.3              (0.5)              15.4

 Percentage increase in our non-
   regulated gas sales volumes                     22.6               4.4                8.7




     Heating degree days billed were 47%, 46% and 93% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2004, as compared with 55%, 54% and 99% of normal temperatures in 2003, respectively. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increase in operating revenues for the three months ended December 31, 2004, of $8,950,000 was primarily a result of the non-recurring increase of $7,351,000 due to recording unbilled regulated revenues on 584,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Also, $2,393,000 of the increase was due to increased gas rates. Non-regulated gas rates increased to reflect increases in the market price of natural gas. Also, a portion of this increase in gas rates was caused by a 5% increase in purchased gas expense for non-regulated customers and a 3% increase in purchased gas expense for regulated customers. In addition, regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 9 of the Notes to Consolidated Financial Statements. Operating revenues also increased due to a 23% increase in non-regulated sales volumes. These increases were partially offset by a 25% decrease in regulated sales volumes due to warmer weather in the 2004 period.

     The increase in operating revenues for the six months ended December 31, 2004, of $8,624,000 was primarily a result of the non-recurring increase of $7,351,000 due to recording unbilled regulated revenues on 584,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Also, $2,986,000 of the increase was due to increased gas rates. Non-regulated gas rates increased to reflect increases in the market price of natural gas. In addition, regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 9 of the Notes to Consolidated Financial Statements. Operating revenues also increased due to a 4% increase in non-regulated sales volumes. These increases were partially offset by an 18% decrease in regulated sales volumes due to warmer weather in the 2004 period.

     The increase in operating revenues for the twelve months ended December 31, 2004, of $15,126,000 was partially a result of the non-recurring increase of $7,351,000 due to recording unbilled regulated revenues on 584,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Also, $8,530,000 of the increase was due to increased gas rates. A portion of this increase in gas rates was caused by a 21% increase in purchased gas expense for non-regulated customers and a 15% increase in purchased gas expense for regulated customers. In addition, regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 9 of the Notes to Consolidated Financial Statements. Operating revenues also increased due to a 9% increase in non-regulated sales volumes. These increases were partially offset by an 8% decrease in regulated sales volumes due to warmer weather in the 2004 period.



 Operating Expenses

     In the following table we set forth variations in our purchased gas expense for the three, six, and twelve months ended December 31, 2004 compared with the same periods in the preceding year:

                                               2004 Compared to 2003
                                            ----------------------------
                                       Three           Six           Twelve
                                    Months Ended    Months Ended   Months Ended
                                    December 31,     December 31,  December 31,
                                    -------------   ------------   ------------

 $000)
  Increase in billed regulated
    gas expense
           Gas rates                         107              34          3,870
           Purchase volumes               (1,468)         (1,394)        (2,130)
                                         -------         -------        -------
             Total                        (1,361)         (1,360)         1,740
                                         -------         -------        -------

  Non-recurring increase in unbilled
    regulated gas expense                  4,493           4,493          4,493

  Increase in non-regulated gas
    expense
      Gas rates                              316            (347)         3,889
      Purchase volumes                     1,676           1,989          1,161
      Transportation expenses                 30             (11)           101
                                         -------         -------        -------
        Total                              2,022           1,631          5,151
                                         -------         -------        -------

  Decrease (increase) in
    intersegment gas expense                 (30)             11           (101)
                                         -------         -------        -------

  Increase in consolidated gas
    expense                                5,124           4,775         11,283
                                         =======         =======        =======

     Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

     The increase in purchased gas expense for the three months ended December 31, 2004 of $5,124,000 was primarily a result of the non-recurring increase of $4,493,000 due to the recording of unbilled regulated gas costs on 584,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Also, there was a $1,676,000 increase due to a 23% increase in non-regulated sales volumes. These increases were partially offset by a 25% decrease in regulated volumes.

     The increase in purchased gas expense for the six months ended December 31, 2004 of $4,775,000 was primarily a result of the non-recurring increase of $4,493,000 due to the recording of unbilled regulated gas costs on 584,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Also, there was a $1,989,000 increase due to a 4% increase in non-regulated sales volumes. These increases were partially offset by an 18% decrease in regulated volumes.

     The increase in purchased gas expense for the twelve months ended December 31, 2004, of $11,283,000 was partially a result of the non-recurring increase of $4,493,000 due to the recording of unbilled regulated gas costs on 584,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Also, there was a $7,759,000 increase due to a 16% increase in gas cost. Additionally, non-regulated sales volumes increased by 9%. These increases were partially offset by an 8% decrease in regulated volumes.

     The increases in income taxes for the three, six and twelve months ended December 31, 2004 of $1,461,000, $1,311,000 and $1,407,000, respectively, are attributable to the increases in net income before income tax. The increases in net income before income tax are largely attributable to the recording of unbilled revenues at December 31, 2004, as is discussed in Note 3 of the Notes to Consolidated Financial Statements.


 Basic and Diluted Earnings Per Common Share

     For the three, six and twelve months ended December 31, 2004 and 2003, our basic earnings per common share changed as a result of increases in net income and an increase in the number of our common shares outstanding. There was $.55 of increased basic earnings per share for the three, six and twelve month periods ended December 31, 2004 resulting from the non-recurring increase due to the recording of unbilled sales as discussed in Note 3 of the Notes to Consolidated Financial Statements. We expect that the recording of unbilled sales will result in a non-recurring increase in our 2005 fiscal year basic earnings per share of $.08 to $.09 per share. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment Plan and Stock Purchase Plan and Employee Stock Purchase Plan and our May, 2003 Common Stock Offering of 600,000 shares.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts and gas sales contracts meet the definition of a derivative, we have designated these contracts as "normal purchases" and "normal sales" under Statement of Financial Accounting Standards No. 133 entitled Accounting for Derivative Instruments and Hedging Activities.

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $17,838,000 on December 31, 2004, $4,738,000 on June 30, 2004 and $17,708,000 on
December 31, 2003. Based on the amount of our outstanding short-term line of credit on December 31, 2004, June 30, 2004 and December 31, 2003, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $178,000, $47,000 and $177,000, respectively.


 ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.





     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended December 31, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

     A lawsuit was filed on January 24, 2005 against us by a former employee, alleging that we did not pay the appropriate compensation for the employee's work for us over the period from January, 1982 through December, 2002. Although we believe that the complaint has no merit, and we intend to vigorously defend against it, we cannot predict the outcome of this action on our liquidity, financial condition or results of operations.

     We are not a party to any other legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Registrant held its annual meeting of shareholders on November 18, 2004.

(b) Donald R. Crowe, Lanny D. Greer and Billy Joe Hall were elected to Delta's Board of Directors for three-year terms expiring in 2007. Jane H. Green, Michael J. Kistner, Harrison D. Peet and Michael R. Whitley will continue to serve on Delta's Board of Directors until the election in 2006. Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 2005.

(c) The total shares voted in the election of Directors were 2,930,836. There were no broker non-votes. The shares voted for each Nominee were:

        Donald R. Crowe       For      2,892,889         Withheld   38,360
        Lanny D. Greer        For      2,897,729         Withheld   33,521
        Billy Joe Hall        For      2,901,079         Withheld   30,171


ITEM 5. OTHER INFORMATION.

(a) Reports on Form 8-K. The Registrant filed a Form 8-K dated November 11, 2004, Item 8.01, to report the Kentucky Public Service Commission's Order dated November 10, 2004 approving increased rates for Delta's regulated customers.



ITEM 6. EXHIBITS.

(a)  Exhibits.

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


                                         /sGlenn R. Jennings------------------
    DATE:  February 8, 2005                Glenn R. Jennings
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


                                          /s/John F. Hall______________________
                                             John F. Hall
                                             Vice President - Finance, Secretary
                                              and Treasurer
                                           (Principal Financial Officer)


                                           /s/John B. Brown---------------------
                                              John B. Brown
                                              Controller
                                             (Principal Accounting Officer)

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the regis-trant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):



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






         Date:  February 8, 2005



         -/s/Glenn R. Jennins ----------------
         Glenn R. Jennings
         President and Chief Executive Officer

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):


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







         Date:  February 8, 2005


         /s/John F. Hall-----------------------------
         John F. Hall
         Vice President - Finance,
         Secretary and Treasurer

                                                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







  February 8, 2005


   /s/Glenn R. Jennings------------------------
   Glenn R. Jennings
   President and Chief Executive Officer

                                                                  EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







  February 8, 2005


   /s/John F. Hall
  -----------------------------------
  John F. Hall
  Vice-President - Finance,
  Secretary and Treasurer