Form 10-Q
period 2005-03-31
DELTA NATURAL GAS CO INC
filed 2005-05-10
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                                      Washington, DC  20549

                                            FORM 10-Q



          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to


                          Commission File No. 0-8788


                        DELTA NATURAL GAS COMPANY, INC.
            (Exact Name of Registrant as Specified in its Charter)



              Kentucky                                  61-0458329
    (Incorporated in the State of)          (I.R.S. Employer Identification No.)


 3617 Lexington Road, Winchester, Kentucky                  40391
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

                    Common Shares, Par Value $1.00 Per Share
               3,223,994 Shares Outstanding as of March 31, 2005.

                                 DELTA NATURAL GAS COMPANY, INC.

                                       INDEX TO FORM 10-Q

  PART I - FINANCIAL INFORMATION                                             3

  ITEM 1 - Financial Statements (Unaudited)                                  3

  Consolidated Statements of Income (Unaudited) for the
  three, nine and twelve month periods ended March 31,
  2005 and 2004                                                              3

  Consolidated Balance Sheets (Unaudited) as of
  March 31, 2005, June 30, 2004 and March 31, 2004                           4

  Consolidated Statements of Changes in Shareholders'
  Equity (Unaudited) for the nine and twelve month
  periods ended March 31, 2005 and 2004                                      5

  Consolidated Statements of Cash Flows (Unaudited)
  for the nine and twelve month periods ended
  March 31, 2005 and 2004                                                    6

  Notes to Consolidated Financial Statements (Unaudited)                     7

  ITEM 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             13

  ITEM 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                                         19

  ITEM 4 - Controls and Procedures                                          20

  PART II.  OTHER INFORMATION                                               22

  ITEM 1 - Legal Proceedings                                                22

  ITEM 2 - Unregistered Sales of Equity Securities and Use
  of Proceeds                                                               22

  ITEM 3 - Defaults Upon Senior Securities                                  22

  ITEM 4 - Submission of Matters to a Vote of
  Security Holders                                                          22

  ITEM 5 - Other Information                                                22

  ITEM 6 - Exhibits                                                         23

  Signatures                                                                24



                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                       Three Months Ended            Nine Months Ended                 Twelve Months Ended
                                       ------------------            -----------------                 -------------------
                                          March 31,                     March 31,                          March 31,
                                          ---------                     --------                          ---------
                                      2005           2004           2005             2004             2005           2004
                                      ----           ----           ----             ----             ----           ----

OPERATING REVENUES                $ 33,382,247    $35,587,614   $ 68,972,194    $ 62,553,900   $   85,595,532   $   77,061,869
                                  ----------------------------  -------------- --------------  --------------- -----------------

OPERATING EXPENSES
  Purchased gas                   $ 21,724,341    $23,899,055   $ 43,733,861    $ 41,133,843   $   54,556,315   $   50,383,581
  Operation and maintenance          3,035,971      2,906,667      8,755,184       8,281,776       11,138,747       11,155,584
  Depreciation and depletion         1,017,943      1,134,319      3,224,178       3,296,560        4,359,769        4,336,553
  Taxes other than income taxes        453,673        427,681      1,252,892       1,180,084        1,663,356        1,569,447
  Income tax expense                 2,298,400      2,335,600      3,284,800       2,024,800        3,619,600        2,014,200
                                  ----------------------------  -------------- --------------  --------------- -----------------

    Total operating expenses      $ 28,530,328    $30,703,322   $ 60,250,915    $ 55,917,063   $   75,337,787   $   69,459,365
                                  ----------------------------  -------------- --------------  --------------- -----------------

OPERATING INCOME                  $  4,851,919    $ 4,884,292   $  8,721,279    $  6,636,837   $   10,257,745   $    7,602,504

OTHER INCOME AND DEDUCTIONS, NET        11,411         12,586         59,990          34,442           86,080           50,273

INTEREST CHARGES                     1,137,475      1,102,685      3,387,112       3,331,784        4,451,104       4,422,484
                                  ----------------------------  -------------- --------------  --------------- -----------------

NET INCOME                        $  3,725,855    $ 3,794,193   $  5,394,157     $ 3,339,495     $  5,892,721    $   3,230,293
                                  ============================  ============== ==============  =============== =================

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                    $   1.16        $     1.19    $      1.68             1.05     $       1.84             1.05
                                  ============================  ============== ==============  =============== =================
                                  ============================  ============== ==============  =============== =================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC
  AND DILUTED)                   3,220,163         3,189,873       3,213,605       3,181,437        3,209,376         3,083,987

DIVIDENDS DECLARED PER COMMON SHARE  $ .295       $     .295    $       .885      $     .885     $       1.18         $      1.18



 The accompanying notes to consolidated financial statements are an integral part of these statements.




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                               CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                         ASSETS                             March 31, 2005       June 30, 2004        March 31, 2004
                                                            --------------       -------------        --------------

GAS UTILITY PLANT, AT COST                              $    173,267,988      $    170,337,427      $   169,536,352
  Less-Accumulated provisions
    for depreciation                                         (57,605,198)          (55,121,511)         (54,564,658)
                                                                              -------------------   ------------------
                                                        -------------------
      Net gas plant                                     $    115,662,790      $    115,215,916      $   114,971,694
                                                        -------------------   -------------------   ------------------

CURRENT ASSETS
  Cash and cash equivalents                             $        322,073      $        168,834      $       281,252
  Accounts receivable, less accumulated
    provisions for doubtful accounts of
    $510,000, $300,000 and $430,000                           12,981,276             4,771,380            7,568,209
  Gas in storage, at average cost                              4,079,993             7,749,089            2,727,780
  Deferred gas costs                                           5,075,104             1,523,632            3,349,505
  Materials and supplies, at first-in,
    first-out cost                                               380,512               352,762              507,054
  Prepayments                                                  2,211,193             1,190,818              725,001
                                                        -------------------   -------------------   ------------------
      Total current assets                              $     25,050,151      $     15,756,515      $    15,158,801
                                                        -------------------   -------------------   ------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                            $        376,930      $        376,930      $       356,137
  Note receivable from officer                                    92,000               110,000              116,000
  Prepaid pension cost                                         3,310,138             2,694,151                    -
  Unamortized debt expense and other                           4,184,781             4,218,617            4,238,055
                                                        -------------------   -------------------   ------------------
      Total other assets                                $      7,963,849      $      7,399,698      $     4,710,192
                                                        -------------------   -------------------   ------------------

        Total assets                                    $    148,676,790      $    138,372,129      $   134,840,687
                                                        ===================   ===================   ==================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity
    Common shares ($1.00 par value)                     $      3,223,994      $      3,200,715      $     3,193,877
    Premium on common shares                                  44,818,906            44,236,128           44,079,555
    Capital stock expense                                     (2,597,999)           (2,597,999)          (2,597,999)
    Accumulated other comprehensive loss                               -                     -           (2,050,636)
    Retained earnings                                          6,541,228             3,991,317            4,435,632
                                                        -------------------   -------------------   ------------------
      Total common shareholders' equity                 $     51,986,129      $     48,830,161      $    47,060,429
  Long-term debt                                              52,738,000            53,049,000           53,133,000
                                                        -------------------   -------------------   ------------------
      Total capitalization                              $    104,724,129      $    101,879,161      $   100,193,429
                                                        -------------------   -------------------   ------------------

CURRENT LIABILITIES
  Notes payable                                         $      7,298,300      $      4,738,180      $     6,008,349
  Current portion of long-term debt                            1,650,000             1,650,000            1,650,000
  Accounts payable                                             7,522,242             6,609,787            3,751,534
  Accrued taxes                                                2,801,095             1,027,937            2,059,418
  Customers' deposits                                            581,262               433,809              543,797
  Accrued interest on debt                                     1,497,939               901,370            1,504,457
  Accrued vacation                                               614,576               624,604              586,052
  Other accrued liabilities                                      406,653               488,031              539,919
                                                        -------------------   -------------------   ------------------
      Total current liabilities                         $     22,372,067      $     16,473,718      $    16,643,526
                                                        -------------------   -------------------   ------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                                 $     19,485,535      $     17,967,611      $    15,628,366
  Investment tax credits                                         297,700               326,200              335,800
  Regulatory liability                                         1,464,661             1,431,600            1,229,583
  Pension liability                                                    -                     -              510,935
  Advances for construction and other                            332,698               293,839              299,048
                                                        -------------------   -------------------   ------------------
      Total deferred credits and other                  $     21,580,594      $     20,019,250      $    18,003,732
                                                        -------------------   -------------------   ------------------
                                                        -------------------   -------------------   ------------------
COMMITMENTS AND CONTINGENCIES
      (NOTES 7 and 8)                                   $                     $                     $
                                                        -------------------   -------------------   ------------------
                                                        -------------------   -------------------   ------------------

           Total liabilities and
shareholders' equity                                    $    148,676,790      $    138,372,129      $   134,840,687
                                                        ===================   ===================   ==================

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (UNAUDITED)

                                                           Nine Months Ended                    Twelve Months Ended
                                                               March 31,                            March 31,
                                                       2005                 2004             2005               2004
                                                       ----                 ----             ----               ----

    COMMON SHARES
       Balance, beginning of period                 $  3,200,715         $  3,166,940    $ 3,193,877            $  2,558,635
        Common stock offering                                  -                    -              -                 600,000
        Dividend reinvestment and
         stock purchase plan                              18,453               22,291         25,291                  29,696
        Employee stock purchase plan
         and other                                         4,826                4,646          4,826                   5,546
                                                    ------------         ------------    -----------            ------------

       Balance, end of period                       $  3,223,994         $  3,193,877    $ 3,223,994            $  3,193,877
                                                    ============         ============    ===========            ============

    PREMIUM ON COMMON SHARES
       Balance, beginning of period                 $ 44,236,128         $ 43,462,433    $44,079,555            $ 30,916,521
        Common stock offering                                  -                    -              -              12,360,000
        Dividend reinvestment and
         stock purchase plan                             470,043              513,670        626,616                 679,107
        Employee stock purchase
         plan and other                                  112,735              103,452        112,735                 123,927
                                                    ------------         ------------    -----------            ------------

       Balance, end of period                       $ 44,818,906         $ 44,079,555   $ 44,818,906            $ 44,079,555
                                                    ============         ============   ============            ============

    CAPITAL STOCK EXPENSE
       Balance, beginning of period                 $ (2,597,999)        $ (2,598,146)  $ (2,597,999)           $ (1,929,205)
        Dividend reinvestment and
         stock purchase plan                                  -                   147              -                (668,794)
                                                    ------------         ------------    -----------            ------------

       Balance, end of period                       $ (2,597,999)        $ (2,597,999)  $ (2,597,999)           $ (2,597,999)
                                                    ============         ============   ============            ============

    ACCUMULATED OTHER COMPREHENSIVE   LOSS
       Balance, beginning of period                  $         -        $  (2,050,636)  $ (2,050,636)          $          -
        Minimum pension liability
         adjustment, net of tax expense
         (benefit) of $1,335,800                              -                     -      2,050,636              (2,050,636)
                                                    ------------        -------------   ------------            ------------

       Balance, end of period                       $         -         $  (2,050,636)  $          -            $ (2,050,636)
                                                    ============        =============   =============           ============

    RETAINED EARNINGS
      Balance, beginning of period                 $  3,991,317          $  3,912,006   $  4,435,632            $  4,953,683
        Net income                                    5,394,157             3,339,495      5,892,721               3,230,293
        Cash dividends declared on
         common shares (See
         Consolidated Statements
         of Income for rates)                        (2,844,246)           (2,815,869)    (3,787,125)             (3,748,344)
                                                   ------------          ------------   ------------            ------------

      Balance, end of period                       $  6,541,228          $  4,435,632   $  6,541,228            $  4,435,632
                                                   ============          ============   ============            ============

    COMMON SHAREHOLDERS' EQUITY
      Balance, beginning of period                 $ 48,830,161          $ 45,892,597   $ 47,060,429            $ 36,499,634
        Comprehensive income
          Net income                                  5,394,157             3,339,495      5,892,721               3,230,293
          Other comprehensive
             income (loss)                                    -                     -      2,050,636              (2,050,636)
                                                   ------------          ------------   ------------            ------------
            Comprehensive income                   $  5,394,157          $  3,339,495   $  7,943,357            $  1,179,657
        Issuance of common stock                        606,057               644,206        769,468              13,129,482
        Dividends on common stock                    (2,844,246)           (2,815,869)    (3,787,125)             (3,748,344)
                                                   ------------          -------------  ------------            ------------

      Balance, end of period                       $ 51,986,129          $ 47,060,429   $ 51,986,129            $ 47,060,429
                                                   ============          ============   ============            ============

                 The accompanying notes to consolidated financial statements are an integral part of these statements.




                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)



                                                        Nine Months Ended                 Twelve Months Ended
                                                          March 31,                            March 31,
                                              2005                   2004               2005                2004
                                              ----                   ----               ----                ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                            $     5,394,157      $     3,339,495     $     5,892,721   $      3,230,293
  Adjustments to reconcile net
    income to net cash from
    operating activities
      Depreciation, depletion
        and amortization                      3,440,175            3,461,493           4,650,058          4,589,301
      Deferred income taxes and
        investment tax credits                1,470,276              723,510           2,652,446          2,255,993
      Other, net                                (36,409)             526,520             (36,409)           713,547
  Decrease (increase) in assets              (9,912,184)              59,197          (9,984,433)         1,813,045
  Increase (decrease) in
    liabilities                               3,401,006           (4,382,213)          4,022,994         (2,203,002)
                                        -----------------    -----------------   ----------------  -----------------
      Net cash provided by
        operating activities            $     3,757,021      $     3,728,002     $     7,197,377   $     10,399,177
                                        -----------------    -----------------   ----------------  -----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                  $    (3,689,713)     $    (7,432,351)    $    (5,108,850)  $     (9,810,136)
  Proceeds from sale of
    property, plant and
    equipment                                    75,000                    -              75,000                  -
                                        -----------------    -----------------   ----------------  -----------------
                                        -----------------    -----------------   ----------------  -----------------
      Net cash used in
        investing activities            $    (3,614,713)     $    (7,432,351)    $    (5,033,850)  $     (9,810,136)
                                        -----------------    -----------------   ----------------  -----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock             $    (2,844,246)     $    (2,815,869)    $    (3,787,125)  $     (3,748,344)
  Issuance of common stock, net                 606,057              644,206             769,468         13,129,482
  Long-term debt issuance expense                     -                    -                   -            (29,815)
  Repayment of long-term debt                  (311,000)            (240,000)           (395,000)          (275,000)
  Issuance of notes payable                  48,186,455           46,722,039          59,270,100         56,316,982
  Repayment of notes payable                (45,626,335)         (41,744,789)        (57,980,149)       (67,303,926)
                                        -----------------    -----------------   ----------------  -----------------
      Net cash provided by (used
in) financing activities                $        10,931      $     2,565,587     $    (2,122,706)  $     (1,910,621)

                                        -----------------    -----------------   ----------------  -----------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    $       153,239      $    (1,138,762)    $        40,821   $     (1,321,580)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            168,834            1,420,014             281,252          1,602,832
                                        -----------------    -----------------   ----------------  -----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $       322,073      $       281,252     $       322,073   $        281,252
                                        =================    =================   ================  =================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                             $     2,613,407      $     2,552,258     $     4,221,439   $      4,130,619
   Income taxes (net of refunds)        $      (229,421)     $       122,583     $       452,031   $        198,583

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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2005 and 2004, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004. Certain reclassifications have been made to prior-period amounts to conform to the 2005 presentation.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, we recorded regulated revenue and gas cost on a billed basis for both financial reporting and regulatory purposes. In connection with receiving the rate order discussed in Note 9, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements. Therefore, at March 31, 2005, we estimated that 399,000 Mcf of the gas consumed by our customers during March was unbilled. Reflecting the sales of these unbilled volumes in the accompanying financial statements resulted in a non-recurring increase to net income of $1,120,000 for the three, nine and twelve month periods ended March 31, 2005. The non-recurring increase in earnings per share due to the recording of unbilled sales was $.35 for the three, nine and twelve months ended March 31, 2005. We expect that recording unbilled sales will result in a non-recurring increase in our 2005 fiscal year net income in a range of $175,000 to $225,000, a range of $.05 to $.07 per share.

(4) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

                                                     Three Months Ended
                                                           March 31,
                                                  2005                  2004
                                                  ----                  ----

       Service cost                           $ 178,700              $ 165,692
       Interest cost                            153,093                139,296
       Expected return on plan assets          (215,765)              (167,706)
       Amortization of unrecognized
         net loss                                44,407                 65,621
       Amortization of prior service cost       (21,545)               (21,545)
                                               ---------              ---------
            Net periodic benefit cost         $ 138,890              $ 181,358
                                              =========              =========



                                                      Nine Months Ended
                                                         March 31,
                                                  2005                  2004
                                                  ----                  ----

       Service cost                           $ 536,100              $ 497,077
       Interest cost                            459,279                417,887
       Expected return on plan assets          (647,295)              (503,117)
       Amortization of unrecognized
         net loss                               133,221                196,862
       Amortization of prior service cost       (64,635)               (64,634)
                                               ---------              ---------
            Net periodic benefit cost         $ 416,670              $ 544,075
                                              =========              =========


                                                      Twelve Months Ended
                                                           March 31,
                                                2005                  2004
                                                ----                  ----

       Service cost                           $ 701,792              $ 647,479
       Interest cost                            598,575                577,050
       Expected return on plan assets          (815,001)              (692,301)
       Amortization of unrecognized
         net loss                               198,842                194,813
       Amortization of prior service cost       (86,180)               (49,166)
                                               ---------              ---------
            Net periodic benefit cost         $ 598,028              $ 677,875
                                              =========              =========

     On February 24, 2005, we adopted a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, our President and Chief Executive Officer. We agreed to contribute $60,000 annually into an irrevocable trust until Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Jennings until the trust is depleted.

(5) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President & Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $92,000, $110,000 and $116,000 as of March 31, 2005, June 30, 2004 and March 31, 2004, respectively. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(6) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $7,298,000, $4,738,000 and $6,008,000 was borrowed having a weighted average interest rate of 3.72%, 2.13% and 2.10%, as of March 31, 2005, June 30, 2004 and March 31, 2004, respectively.

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





(10) Our company has two segments: (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery clause approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

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

                     Segment information is shown below for the periods:

                                                        Three Months Ended
                                                   March 31,          March 31,
                                                     2005                2004
                                                  ----------        -----------
 ($000)
 Revenues
    Regulated
       External customers                           23,384             27,200
       Intersegment                                    994                905
                                                  ----------          ---------
          Total regulated                           24,378             28,105
                                                  ----------           ---------

   Non-regulated external customers                  9,998             8,388

   Eliminations for intersegment                      (994)             (905)
                                                -----------           ----------
          Total operating revenues                  33,382            35,588
                                                ===========           ==========
 Net Income
      Regulated                                      2,997             3,109
      Non-regulated                                    729               685
                                                 ---------            ----------

          Total net income                           3,726             3,794
                                                 =========            ==========


                                                           Nine Months Ended
                                                   March 31,          March 31,
                                                     2005               2004
                                                  ----------        -----------
 ($000)
   Revenues
      Regulated
        External customers                          44,208              42,108
        Intersegment                                 2,594               2,522
                                                 ----------            --------
           Total regulated                          46,802              44,630
                                                 ----------            --------

      Non-regulated external customers             24,764                20,446

      Eliminations for intersegment                (2,594)              (2,522)
                                                  --------             --------

           Total operating revenues                68,972                62,554
                                                 =========             ========

    Net Income
       Regulated                                    3,549                 2,203
       Non-regulated                                1,845                 1,136
                                                  -------               -------
           Total net income                         5,394                 3,339
                                                   ======                ======

                                                           Nine Months Ended
                                                   March 31,          March 31,
                                                     2005               2004
                                                  ----------        -----------
 ($000)
   Revenues
      Regulated
        External customers                          54,187              51,239
        Intersegment                                 3,336               3,213
                                                 ----------            --------
           Total regulated                          57,523              54,452
                                                 ----------            --------

      Non-regulated external customers              31,309               25,823

      Eliminations for intersegment                (3,336)              (3,213)
                                                  --------             --------

           Total operating revenues                85,596                77,062
                                                 =========             ========

    Net Income
       Regulated                                    3,689                 1,970
       Non-regulated                                2,204                 1,260
                                                  -------               -------
           Total net income                         5,893                 3,230
                                                   ======                ======





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

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheet (see Note 6 of the Notes to Consolidated Financial Statements). Notes payable increased to $7,298,000 at March 31, 2005, compared with $4,738,000 at June 30, 2004 and
$6,008,000 at March 31, 2004. These increases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $1,101,000, $3,690,000 and $5,109,000 during the three, nine and twelve months ended March 31, 2005. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $52,738,000 at March 31, 2005, compared with $53,049,000 and $53,133,000 at June 30, 2004 and March 31, 2004, respectively.
These decreases resulted from provisions in the Debentures allowing limited redemptions to be made by certain holders and/or their beneficiaries.

     Cash and cash equivalents increased to $322,000 at March 31, 2005, compared with $169,000 at June 30, 2004, and $281,000 at March 31, 2004. These changes in cash and cash equivalents for the nine and twelve months ended March 31, 2005 and 2004 are summarized in the following table:

($000)                                 Nine Months Ended    Twelve Months Ended
                                      ------------------    --------------------
                                          March 31,               March 31
                                          ---------              -----------
                                     2005          2004      2005          2004
                                     ----          ----      ----          ----

Provided by operating activities      3,757      3,728       7,197       10,399
Used in investing activities         (3,615)    (7,432)     (5,034)      (9,810)
Provided by (used in) financing
  activities                             11      2,565      (2,122)      (1,911)
                                    -------    -------      -------     -------
     Increase (decrease) in cash
         and cash equivalents           153     (1,139)          41      (1,322)
                                    =======    =======      =======     =======



     For the nine months ended March 31, 2005, we had a $153,000 increase in cash and cash equivalents compared to a $1,139,000 decrease in cash and cash equivalents for the nine months ended March 31, 2004. This additional $1,292,000 of cash provided resulted primarily from decreased cash needs of $3,743,000 for capital expenditures allowing an additional $2,418,000 to be used to repay short-term notes payable.

     For the twelve months ended March 31, 2005, we had an additional $1,363,000 of cash provided resulting from decreased cash needs of $4,701,000 for capital expenditures. This decrease in cash used was offset by $3,013,000 less cash being provided by operating activities, primarily caused by a $5,675,000 reduction in customer payments on accounts receivable, offset by a $2,662,000 increase in net income.


Cash Requirements

     Our capital expenditures impact our continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. Our capital expenditures for fiscal 2005 are expected to be $6.5 million, and for fiscal 2006 are estimated at $8.3 million. These expenditures include a 13 mile transmission pipeline project, started in 2005 and to be completed in 2006 at an estimated total cost of $4 million, that replaces an existing pipeline facility and also accesses additional gas production areas to enhance our transportation opportunities for the future.

     In July, 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002. Although the Act did not substantively change our corporate governance and internal control practices, we have formalized many of our governance and internal control related procedures, and are working in order to be in the position to issue the required Statement of Management Responsibility, which must be attested to by our independent registered public accountant in conjunction with the June 30, 2005 Annual Report on Form 10-K. We estimate that we will incur an additional $50,000 of external expenses during fiscal 2005 in complying with the Act by June 30, 2005.

     See Notes 7 and 8 of the Notes to Consolidated Financial Statements for other commitments and contingencies.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $7,298,000 was borrowed at March 31, 2005 and classified as notes payable in the accompanying balance sheet. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2005.

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

RESULTS OF OPERATIONS

Gross Margins

     Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses. Thus, gross margins represent operating revenues less purchased gas expense.

     Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

     The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses, whose variations are also disclosed in the following tables, are eliminated in the consolidated statements of income.

     In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2005 compared with the same periods in the preceding year:



                                                                          2005 Compared to 2004
                                                       -----------------------------------------------------------

                                                            Three                  Nine          Twelve Months
                                                            Months             Months Ended          Ended
                                                            Ended                March 31           March 31
                                                           --------             --------           --------
      ($000)                                               March 31

      Increase (decrease) in regulated
        gross margins
             Gas rates                                    1,182                 1,906             1,809
             Gas volumes                                 (1,074)               (2,034)           (1,634)
             Weather normalization adjustment               567                   632               452
             Non-recurring unbilled gross margin         (1,043)                1,815             1,815
      On-system transportation                              262                   349               382
      Off-system transportation                              21                    19               131
      Other                                                   6                     1                 3
      Intersegment elimination                              (89)                  (72)             (123)
                                                       --------              --------          --------

                                                           (168)                2,616             2,835
                                                       --------              --------          --------

      Increase (decrease) in our non-
        regulated gross margins
         Gas rates                                          (71)                1,127             1,306
         Gas volumes                                        206                    51               197
      Transportation expenses                               (89)                  (72)             (123)
      Other                                                   2                    24                24
      Intersegment elimination                               89                    72               123
                                                       --------              --------          --------

                                                            137                 1,202             1,527
                                                       --------              --------          --------

      Increase (decrease) in consolidated
        gross margins                                       (31)                3,818             4,362
                                                       ========              ========          ========

      --------------------------------------------------------------------------------------------------


      Percentage increase (decrease) in our
          regulated volumes

          Gas sales                                     (12.1)                (13.9)             (9.1)
          On-system transportation                       10.5                    .7               (.3)
          Off-system transportation                       4.2                   1.2               6.0

      Percentage increase in our non-
        regulated gas sales volumes                       4.7                   1.1               3.5


     Heating degree days billed were 101%, 78% and 88% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2005, respectively, as compared with 111%, 87% and 94% of normal temperatures in 2004, respectively. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     For the three months ended March 31, 2005, regulated gas rates increased by $1,182,000 due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 9 of the Notes to Consolidated Financial Statements. In addition, the weather normalization adjustment increased gross margins $567,000 as a result of the warmer weather in the 2005 period. Offsetting these increases, a 12.1% decrease in regulated gas sales volumes, due to the 10% warmer weather in the 2005 period, caused a $1,074,000 decrease in gross margins. Unbilled volumes, as discussed in Note 3 of the Notes to Consolidated Financial Statements, were 399,000 Mcf at March 31, 2005, compared to 584,000 Mcf at December 31, 2004. This reduction caused a non-recurring decrease in gross margin of $1,043,000 for the three months ended March 31, 2005.

     The increase in gross margins for the nine months ended March 31, 2005 of $3,818,000 was due primarily to a $3,033,000 increase in gas rates. Regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 9 of the Notes to Consolidated Financial Statements. Non-regulated gas rates increased to reflect increases in the market price of natural gas. Due to recording unbilled regulated margins on 399,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements, $1,815,000 of the increase is non-recurring. In addition, the weather normalization adjustment increased gross margins $632,000 as a result of the warmer weather in the 2005 period. Partially offsetting these increases was a 13.9% decrease in regulated gas sales volumes due to the 9% warmer weather in the 2005 period, which resulted in a $2,034,000 decrease in gross margins.

     The increase in gross margins for the twelve months ended March 31, 2005 of $4,362,000 was due primarily to a $3,115,000 increase in gas rates. Regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 9 of the Notes to Consolidated Financial Statements. Non-regulated gas rates increased to reflect increases in the market price of natural gas. Due to recording unbilled regulated margins on 399,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements, $1,815,000 of the increase is non-recurring. In addition, the weather normalization adjustment increased gross margins $452,000 as the result of warmer weather in the 2005 period. Partially offsetting these increases was a 9.1% decrease in regulated gas sales volumes due to the 6% warmer weather in the 2005 period, which resulted in a $1,634,000 decrease in gross margins.


Depreciation and Depletion

     The decrease in depreciation and depletion expense for the three months ended March 31, 2005 of $116,000 resulted from the implementation of decreased regulated depreciation rates effective October 7, 2004 as approved in general rate case No. 2004-00067.

Income Taxes

     The increases in income taxes for the nine and twelve months ended March 31, 2005 of $1,260,000 and $1,606,000, respectively, are attributable to the increase in net income before income tax. The increase in net income is largely attributable to the increase in operating income, which increased 31.4%, and 34.9%, respectively, for the nine and twelve months ended March 31, 2005.


Basic and Diluted Earnings Per Common Share

     For the three, nine and twelve months ended March 31, 2005 and 2004, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. There was $.35 of increased basic earnings per share for the three, nine and twelve month periods ended March 31, 2005 resulting from the non-recurring increase due to the recording of unbilled sales as discussed in Note 3 of the Notes to Consolidated Financial Statements. We expect that the recording of unbilled sales will result in non-recurring increase in our 2005 fiscal year basic earnings per share of $.05 to $.07 per share. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment Plan and Stock Purchase Plan and Employee Stock Purchase Plan, and our May, 2003 Common Stock offering of 600,000 shares.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $7,298,000, $4,738,000 and $6,008,000 on March 31, 2005, June 30, 2004 and March
31, 2004, respectively. Based on the amount of our outstanding short-term line of credit on March 31, 2005, June 30, 2004 and March 31, 2004, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $73,000, $47,000 and $60,000 respectively.



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

     Underthe supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended March 31, 2005 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


ITEM 5. OTHER INFORMATION.

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-4(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-4(a) of the Securities Exchange Act, as amended.

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


                                           DELTA NATURAL GAS COMPANY, INC.
                                           (Registrant)

                                           /s/Glenn R. Jennings
DATE:  May 10, 2005                        Glenn R. Jennings
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



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

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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





         Date:  May 10, 2005





         /s/Glenn R. Jennings
         Glenn R. Jennings
         President and Chief Executive Officer

                                                                   EXHIBIT 31.2



                                  CERTIFICATIONS


     I,   John F. Hall, certify that:

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

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):


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








         Date:  May 10, 2005



         /s/John F. Hall
         John F. Hall
         Vice President - Finance,
         Secretary and Treasurer

                                                                  EXHIBIT 32.1




                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







         May 10, 2005



         /s/Glenn R. Jennings
         Glenn R. Jennings
         President and Chief Executive Officer

                                                                  EXHIBIT 32.2




                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






May 10, 2005



/s/John F. Hall
   John F. Hall
   Vice-President - Finance,
   Secretary and Treasurer