Form 10-K
period 2005-06-30
DELTA NATURAL GAS CO INC
filed 2005-09-02
CIK 277375

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2005.
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter. $ 87,599,022

As of August 26, 2005, Delta Natural Gas Company, Inc. had outstanding 3,233,301 shares of common stock $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2005, is incorporated by reference in Part III of this Report.

================================================================================

                                TABLE OF CONTENTS
                                                                     Page Number
PART I
         Item 1.     Business                                                 1

         Item 2.     Properties                                               7

         Item 3.     Legal Proceedings                                        7

         Item 4.     Submission of Matters to a Vote of
                     Security Holders                                         7

PART II
         Item 5.     Market for Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of
                     Equity Securities                                        7

         Item 6.     Selected Financial Data                                  9

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           10

         Item 7A.    Quantitative and Qualitative Disclosures
                     About Market Risk                                       17

         Item 8.     Financial Statements and Supplementary Data             18

         Item 9.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                  18

         Item 9A.    Controls and Procedures                                 18

         Item 9B.    Other Information                                       21

PART III
         Item 10.    Directors and Executive Officers of the Registrant      21

         Item 11.    Executive Compensation                                  21

         Item 12.    Security Ownership of Certain Beneficial
                     Owners and Management and Related
                     Stockholder Matters                                     21

         Item 13.    Certain Relationships and Related Transactions          21

         Item 14.    Principal Accountant Fees and Services                  21

PART IV
         Item 15.    Exhibits and Financial Statement Schedules              22

Signatures                                                                   24

                                     PART I

Item 1.  Business


General

     We sell natural gas to approximately 40,000 retail customers on our distribution system in central and southeastern Kentucky. Additionally, we transport natural gas to our industrial customers, who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system, and we produce a relatively small amount of natural gas from our southeastern Kentucky wells.

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

     We operate through two segments, a regulated segment and a non-regulated segment. See Note 13 of the Notes to Consolidated Financial Statements for a discussion of these segments. Through our regulated segment, we sell natural gas to our retail customers in 23 predominantly rural communities. In addition, our regulated segment transports gas to industrial customers on our system who purchase gas in the open market. Our regulated segment also transports gas on behalf of local producers and other customers not on our distribution system. Our results of operations and financial condition have been strengthened by regulatory developments in recent years, including a $2,756,000 revenue increase from our 2004 rate case, a weather normalization provision, which has reduced fluctuations in our earnings due to variations in weather, and a gas cost recovery clause.

     We operate our non-regulated segment through three wholly-owned subsidiaries. Two of these subsidiaries, Delta Resources, Inc. and Delgasco, Inc., purchase natural gas on the national market and from Kentucky producers. We resell this gas to industrial customers on our distribution system and to others not on our system. Our third subsidiary that is part of the non-regulated segment, Enpro, Inc., produces natural gas that is sold on the non-regulated market.

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

     Our retail sales are seasonal and temperature-sensitive, since the majority of the gas we sell is used for heating. Variations in the average temperature during the winter impact our revenues year-to-year. Kentucky Public Service Commission regulations, however, permit us to adjust the rates we charge our customers in response to winter weather that is warmer or colder than normal temperatures.

     We compete with alternate sources of energy for our retail customers. These alternate sources include electricity, coal, oil, propane and wood. Our non-regulated subsidiaries, which sell gas to industrial customers and others, compete with natural gas producers and natural gas marketers for those customers.

     Our larger customers can obtain their natural gas supply by purchasing directly from interstate suppliers, local producers or marketers and arranging for alternate transportation of the gas to their plants or facilities. Customers may undertake such a by-pass of our distribution system in order to achieve lower prices for their gas service. Our larger customers who are in close proximity to alternative supplies would be most likely to consider taking this action. Additionally, some of our industrial customers are able to switch economically to alternative sources of energy. These are competitive concerns that we continue to address.

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


Gas Supply

     We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2005, we purchased approximately 99% of our natural gas from interstate sources.

Interstate Gas Supply

     We acquire our interstate gas supply from gas marketers. We currently have commodity requirements agreements for our Columbia Gas Transmission, Columbia Gulf Transmission and Tennessee Gas Pipeline supplied areas with Atmos Energy Marketing. Under these commodity requirements agreements, the gas marketer is obligated to supply the volumes consumed by our regulated customers in defined sections of our service areas. The gas we purchase under these agreements is priced at index-based market prices or at mutually agreed to fixed prices. The index-based market prices are determined based on the prices published on the first of the month in Platts' Inside FERC's Gas Market Report in the indices that relate to the pipelines through which the gas will be transported, plus or minus an agreed-to fixed price adjustment per million British Thermal Units of gas sold. Consequently, the price we pay for interstate gas is based on current market prices.

     Our agreement with Atmos Energy Marketing for the Tennessee Gas Pipeline supplied service areas is for a term that expires on April 30, 2006, and shall continue year to year thereafter unless cancelled by either party by written notice at least sixty (60) days prior to the annual anniversary date of the agreement. Our agreement with Atmos, under which we purchase the natural gas transported for us by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation, became effective May 1, 2003. The term for the Atmos supply for our Columbia Gas Transmission contract extends through April 30, 2006.

     We also purchase additional interstate natural gas from Atmos, as needed, in addition to our commodity requirements agreements with Atmos. This spot gas purchasing arrangement is pursuant to an agreement with Atmos containing an "evergreen" clause which permits either party to terminate the agreement by providing not less than sixty (60) days written notice. Delta's purchases from Atmos under this spot purchase agreement are generally month-to-month. However, Delta does have the option of forward-pricing gas for one or more months for the upcoming winter season. The price of gas under this agreement is based on current market prices, determined in a similar manner as under the commodity requirements contract with Atmos, with an agreed-to fixed price adjustment per Million British Thermal Units purchased. In our fiscal year ended June 30, 2005, approximately 39% of Delta's gas supply was purchased under our agreements with Atmos.

     Delta purchases gas from M & B Gas Services, Inc. for injection into our underground natural gas storage field and to supply our southern system. We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed to fixed prices. Our agreement with M & B may be terminated upon 30 days' prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2005, approximately 59% of Delta's gas supply was purchased under our agreement with M & B.

     We also purchase interstate natural gas from other gas marketers as needed at either current market prices, determined by industry publications, or at forward market prices.

Transportation of Interstate Gas Supply

     Our interstate natural gas supply is transported to us from market hubs, production fields and storage fields by Tennessee Gas Pipeline Company, Columbia Gas Transmission Corporation, Columbia Gulf Transmission Corporation and Texas Eastern Transmission Corporation.

     Our agreements with Tennessee Gas Pipeline extend through 2008 and thereafter automatically renew for subsequent five-year terms unless terminated by one of the parties. Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet ("Mcf") per day for us. During fiscal 2005, Tennessee transported a total of 1,040,000 Mcf for us under these contracts. Annually, approximately 25% of Delta's supply requirements flow through Tennessee Gas Pipeline to our points of receipt under our transportation agreements with Tennessee. We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's production area storage fields and its market area storage fields, and we reserve the right to withdraw up to fixed daily volumes. These gas storage agreements terminate on the same schedule as our transportation agreements with Tennessee.

     Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2005 Columbia Gas and Columbia Gulf transported for us a total of 573,000 Mcf, or approximately 14% of Delta's supply requirements, under all of our agreements with them.

     All of our transport agreements with Columbia Gas and Columbia Gulf extend through 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties.

     Columbia Gulf also transported additional volumes under agreements it has with M & B to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field, as discussed below. The amounts transported and sold to us under the agreement between Columbia Gulf and this gas marketer for fiscal 2005 constituted approximately 59% of Delta's gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

     We have no direct agreement with Texas Eastern Transmission Corporation. However, Atmos Energy Marketing has an arrangement with Texas Eastern to transport the gas to us that we purchase from that marketer, to supply our customers' requirements in specific geographic areas. Consequently, Texas Eastern transports a small percentage of our interstate gas supply. In our fiscal year ended June 30, 2005, Texas Eastern transported approximately 11,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.

Kentucky Gas Supply

     We have an agreement with Columbia Natural Resources to purchase natural gas through October 31, 2006, and thereafter it will renew for additional terms of one year each unless terminated by one of the parties. We purchased 48,000 Mcf from Columbia Natural Resources during fiscal 2005. The price for the gas we purchase from Columbia Natural Resources is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platt's Inside FERC's Gas Market Report, plus a fixed adjustment per million British Thermal units of gas purchased. Columbia Natural Resources delivers this gas to our customers directly from its own pipelines.

     We own and operate an underground natural gas storage field that we use to store a significant portion of our winter gas supply needs. The storage gas is delivered during the summer injection season by Columbia Gulf on behalf of M & B to an interconnection point between Columbia Gulf and us where we purchase and receive the gas and flow it to our storage field. M & B arranges transportation of the gas through the Columbia Gulf system to us. This storage capability permits us to purchase and store gas during the non-heating months and then withdraw and sell the gas during the peak usage months. During fiscal 2005, we withdrew 1,475,000 Mcf from this storage field.

     We continue to maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost-effective sources of gas for our customers.


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

     On April 5, 2004, we filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual increase in revenues of $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

     The Kentucky Public Service Commission has also approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred. Additionally, we have a weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, which allows us to adjust our rates to residential and small non-residential customers to reflect variations from thirty year average weather for our November through March billing cycles. These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

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


Capital Expenditures

     Capital expenditures during 2005 were $5.3 million and for 2006 are estimated to be $8.3 million. Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.


Financing

     Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term line of credit. The current available line of credit is $40 million, of which $6 million had been borrowed at June 30, 2005.

     Present plans are to utilize the short-term line of credit to help meet planned capital expenditures and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.


Employees

     On June 30, 2005, we had 152 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.


Available Information

     We make available free of charge on our Internet website http://www.deltagas.com, our Business Code of Conduct and Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.




Consolidated Statistics


For the Years Ended June 30,              2005         2004          2003        2002           2001
                                          ----         ----          ----        ----          -----

Average Retail Customers Served
   Residential                           33,284       33,570        33,757                     33,691
                                                                                 33,624
   Commercial                             5,241        5,298         5,290        5,235         5,227
   Industrial                                60           61            63           62           65
                                        -------      -------        ------      -------       -------


      Total                              38,585       38,929       39,110        38,921        38,983
                                         ======       ======      ========      ========       ======

Operating Revenues ($000)
   Residential sales                     29,172       28,737       26,749       23,203        28,088
   Commercial sales                      18,029       18,719       16,916       13,832        17,040
   Industrial sales                       1,744        1,731        1,607        1,141         2,046
                                          -----        -----   --- -------      -------       ------
      Total regulated sales (a)          48,945       49,187       45,272       38,176        47,174

   On-system transportation               4,312        3,854        3,873        3,826         3,895
   Off-system transportation              2,099        2,104        1,560        1,220           814
   Non-regulated sales                   31,971       27,091       20,611       17,191        49,492
   Other                                    211          205          195          198           248
   Eliminations for intersegment         (3,357)      (3,247)      (3,131)      (4,741)      (30,853)
                                        --------      --------     --------     --------      -------

      Total                              84,181       79,194       68,380       55,870        70,770
                                         ======       ======      ========     ========       ======

System Throughput (Million Cu. Ft.)
   Residential sales                      2,018        2,202         2,416        2,133         2,614
   Commercial sales                       1,381        1,529         1,627        1,389         1,666
   Industrial sales                         158          164           181          142           249
                                         ------       ------         -------      ------       -------

      Total regulated sales               3,557        3,895         4,224        3,664         4,529

   On-system transportation               5,273        5,166         5,299        4,865         4,769
   Off-system transportation              7,194        7,190         5,396        4,215         2,793
   Non-regulated sales                    3,924        3,958         3,591        3,858         4,851
   Eliminations for intersegment         (3,831)      (3,918)       (3,523)      (3,641)       (4,666)
                                        --------      --------      -------      -------       ------

      Total                              16,117       16,291        14,987       12,961        12,276
                                         ======       ======       ========     ========       ======

Average Annual Consumption Per
  Average Residential Customer
  (Thousand Cu. Ft.)                         61           66            72           63            78

Lexington, Kentucky Degree Days
   Actual                                 4,293        4,493         4,914        4,137         4,961
   Percent of 30 year average              91.8         96.3         105.8         89.1         106.8

(a) 2005 regulated sales includes a $1,246,000 non-recurring increase in revenues due to the recording of 58,000 Mcf of unbilled sales at June 30, 2005.

Item 2.   Properties

     We own our corporate headquarters in Winchester, Kentucky. We own ten buildings used for field operations in the cities we serve. Also, we own a building in Laurel County, Kentucky used for training and equipment and materials storage.

     We own approximately 2,450 miles of natural gas gathering, transmission, distribution, storage and service lines. These lines range in size up to twelve inches in diameter.

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

     Through our wholly-owned subsidiary, Enpro, we produce gas as part of the non-regulated segment of our business.

     Enpro owns interests in oil and gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 3 million Mcf. Oil production from the property has not been significant. Also, Enpro owns the oil and gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others and are currently being developed. We have performed no reserve studies on these properties. Enpro produced a total of 206,000 Mcf of natural gas during fiscal 2005 from all the properties described in this paragraph.

     A producer is conducting exploration activities on part of Enpro's developed holdings. Enpro reserved the option to participate in wells drilled by this producer and also retained certain working and royalty interests in any production from future wells.

     Our assets have no significant encumbrances.


Item 3.  Legal Proceedings

     A lawsuit was filed on January 24, 2005 against us by a former employee, alleging that we did not pay appropriate compensation for the employee's work for us over the period from January, 1982 through December, 2002. Although we believe that the complaint has no merit, and we intend to vigorously defend against it, we cannot predict the outcome of this action on our liquidity, financial condition or results of operations.

     We are not a party to any other legal proceedings that are expected to have a material impact on our liquidity, financial condition or our results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2005.

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

     Our common stock is traded on the Nasdaq National Market System and trades under the symbol "DGAS". There were 2,083 record holders of our common stock as of June 30, 2005. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the Nasdaq National Market System and the cash dividends declared per share.

                          Range of Stock Prices ($)                Dividends
                                                                 Per Share ($)
                          High                  Low

Quarter

Fiscal 2005
First                     26.99                22.02                   .295
Second                    28.75                23.20                   .295
Third                     28.10                25.21                   .295
Fourth                    29.00                24.42                   .295

Fiscal 2004
First                     23.90                22.45                   .295
Second                    24.03                22.80                   .295
Third                     27.78                23.56                   .295
Fourth                    27.65                23.00                   .295

     The closing sale prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

     In July, 2003 and 2004, we distributed 4,504 and 4,826 shares, respectively, of our common stock to our employees under our Employee Stock Purchase Plan (see Note 4(c) of the Notes to Consolidated Financial Statements). We received cash consideration for one half of those shares of $53,000 and $59,000, respectively, while one-half of the shares were provided to our employees without cash consideration as a part of our compensation and benefits for our employees. We discontinued our Employee Stock Purchase Plan after the July, 2004 distribution.

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

     Also, in June of 2003, we awarded a total of 900 shares of our common stock to our directors (100 shares per eligible director). We received no cash consideration for the shares, which were provided to our directors as a part of their compensation. This transaction may not have involved a "sale" of securities under the Securities Act of 1933, and in any event, the securities were qualified for an exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption is available since we are incorporated and doing business in Kentucky and all participating directors are residents of Kentucky.

     No underwriters were engaged in connection with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.

Item 6.    Selected Financial Data

For the Years Ended June 30,
                                              2005               2004           2003             2002             2001
                                              ----               ----           ----             ----             ----

Summary of Operations ($)

   Operating revenues (a)                  84,181,233        79,193,614       68,380,263       55,870,219       70,770,156

   Operating income (a)                     9,386,927         8,173,304        8,526,366        8,401,452        8,721,719

   Net income (a)                           4,998,619         3,838,059        3,850,607        3,636,713        3,635,895

   Basic and diluted earnings
      per common share (a)                       1.55              1.20             1.46             1.45             1.47

   Dividends declared
     per common share                            1.18              1.18             1.18             1.16             1.14

Weighted Average Number of
Common Shares Outstanding
(basic and diluted)                         3,216,668         3,185,158        2,641,829        2,513,804        2,477,983

Total Assets ($)                          144,762,217       138,372,129      133,287,316      127,141,327      124,179,138

Capitalization ($)

   Common shareholders'
      equity (b)                           50,799,454        48,830,161       45,892,597       34,182,277       32,754,560

   Long-term debt  (b)                     52,707,000        53,049,000       53,373,000       48,600,000       49,258,902
                                     --    ---------- --     ----------       ----------       ----------       ----------

      Total capitalization                103,506,454       101,879,161       99,265,597       82,782,277       82,013,462
                                          ===========       ===========       ==========       ==========       ==========

Short-Term Debt ($)(b)(c)                   7,609,122         6,388,180        2,681,099       21,105,000       19,250,000

Other Items ($)

   Capital expenditures                     5,338,356         8,959,153        8,839,091        9,748,304        7,069,713

   Total plant, before accumulated
        depreciation                      174,711,253       170,337,427      163,745,044      156,305,063      147,792,390
---------------------

(a) We recorded 58,000 Mcf of unbilled sales at June 30, 2005, resulting in non-recurring increases of $1,246,000 in operating revenues, $617,000 in operating income, $379,000 in net income and $.12 in basic and diluted earnings per common share for fiscal 2005.

(b)  During February,  2003, we issued $20,000,000 aggregate principal amount of
     7.00%   Debentures  due  2023.  The  net  proceeds  of  the  offering  were
     $19,181,000.  We used the net  proceeds  to  redeem  $14,806,000  aggregate principal  amount  of our  8.30%  Debentures  due  2026 and to pay down our short-term  notes  payable.  During May,  2003, we used the net proceeds of
     $12,493,000 from our sale of 600,000 shares of common stock to pay down our short-term notes payable. (c) Includes current portion of long-term debt.


Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Overview of 2005 and Future Outlook

Overview

     The following is a discussion of the segments in which we compete, the corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2005. Our Company has two segments:
(i) a regulated natural gas distribution,  transmission and storage segment, and
(ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production.

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

     Weather was warmer in 2005 than 2004, resulting in decreased retail volumes. Rates charged our customers increased during 2005 to reflect implementation of new base rates effective October 7, 2004. These new base rates were approved by the Kentucky Public Service Commission in our general rate case filed during April 2004. Rates charged our customers also increased to reflect increases in gas costs through the gas cost recovery clause and to reflect warmer winter weather through the weather normalization tariff. Gas supply expense increased in response to the increase in natural gas prices as determined in the unregulated national market.

          Our non-regulated segment markets natural gas to large-use customers both on and off Delta's regulated system. We endeavor to enter sales agreements when we can match estimated demand with a supply that provides an acceptable margin.

     Net income per share increased in 2005 primarily due to the implementation of new base rates in our regulated segment and increased margins in our non-regulated segment. Our 2005 net income per share also includes a $.12 non-recurring increase due to the recording of 58,000 Mcf of unbilled sales at June 30, 2005.

Future Outlook

     In 2006 and beyond, our success will depend, in part, on our ability to maintain a reasonable rate of return in our regulated segment. We expect our non-regulated segment to continue to contribute to consolidated net income in 2006. The extent of this contribution will be affected by fluctuations in natural gas prices.

Liquidity and Capital Resources

Sources and Uses of Cash

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheet. Notes payable increased to $5,959,000 at June 30, 2005, compared with $4,738,000 at June 30, 2004. This $1,221,000 increase reflects the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $5,338,000, $8,959,000 and $8,839,000 during the fiscal years ended 2005, 2004 and 2003, respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $52,707,000 at June 30, 2005, compared with $53,049,000 at June 30, 2004. This $342,000 decrease resulted from provisions in the Debentures allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents decreased to $128,000 at June 30, 2005, compared with $169,000 at June 30, 2004. This $41,000 decrease in cash and cash equivalents for the year ended June 30, 2005 is compared with the $1,251,000 decrease and $1,195,000 increase in cash and cash equivalents for the years ended June 30, 2004 and June 30, 2003, respectively, as shown in the following table:

($000)
                                             2005          2004         2003
                                             ----          ----         ----

Provided by operating activities             7,372         7,276       15,186
Used in investing activities                (5,263)       (8,959)      (8,839)
(Used in) provided by financing
    activities                              (2,150)          432       (5,152)
                                           --------       -------      -------

(Decrease) increase in cash and
     cash equivalents                          (41)       (1,251)        1,195
                                           =========      ========    =========

     For the year ended June 30, 2005, cash provided by operating activities increased $96,000 as compared to 2004 due to favorable working capital fluctuations. For the year ended June 30, 2004, cash provided by operating activities decreased $7,910,000 as compared to 2003 due to unfavorable working capital fluctuations, including increased cash needs for gas stored underground, gas accounts payable and deferred gas cost due to the increase in volumes stored and the increase of gas prices between periods.

     Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

     For the year ended June 30, 2005, cash used in financing activities increased by $2,582,000, as compared to 2004, primarily due to decreased net borrowings on the short-term line of credit between years. Cash provided by financing activities increased $5,584,000 for the year ended June 30, 2004, primarily due to increased net borrowings on the short-term line of credit compared to 2003.

Cash Requirements

     Our capital expenditures drive our continued need for capital. We expect our capital expenditures for fiscal 2006 to be $8.3 million, a $3 million increase from fiscal 2005 capital expenditures. The major reason for this increase is a 13 mile transmission pipeline project, started in 2005 and to be completed in 2006 at an estimated total cost of $4 million, that replaces an existing pipeline facility and also accesses additional gas production areas to enhance our transportation opportunities for the future.

     The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2005:

                                            Payments Due by Period

                              -------------------------------------------------

($000)                         2006    2007-2008  2009-2010  After 2010  Total
                               ----    ---------  ---------  ----------  -----

Interest payments (a)          4,230     8,460      8,460     48,572     69,722
Long-term debt (b)             1,650     3,300      3,300     46,107     54,357
Operating leases (c)              78       129        127        763      1,097
Pension contributions (d)      1,500     2,000      2,000     12,948     18,448
Gas purchase obligations (e)  12,770     5,098      1,032         --     18,900
                              ------   -------    -------  -----------  --------

Total contractual
    Obligations               20,228    18,987     14,919    108,390     162,524
                              ======    ======     ======    =======     =======


(a) Our long-term debt, notes payable and customers' deposits all require interest payments. Interest payments are projected based on fiscal 2005 interest payments until the underlying debt matures. We have assumed a 40 year maturity for the notes payable.

(b) See Note 8 of the Notes to Consolidated Financial Statements for a description of this debt. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.

(c) The operating lease amount after June, 2011 includes the present value of leases having an indeterminate life. These leases relate primarily to storage well and compressor station site leases. For the purpose of this calculation we have assumed a 40 year life for these agreements, although we may cancel these leases at our option. To the extent that these leases extend beyond 2045, the annual lease payments will be $53,000.

(d) For the purpose of this calculation, we have assumed a 40 year life for the pension plan. To the extent that the plan extends beyond 2045, the annual contribution is estimated to be $1,000,000.

(e) Gas purchase obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.


     See Note 11 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $5,959,000 was borrowed at June 30, 2005, classified as notes payable in the accompanying balance sheet. The line of credit is with Branch Banking and Trust Company and extends through October 31, 2007.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices, and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, Delta filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of $4,277,000, an increase of 7.41%. The test year for the case was December 31, 2003. The Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

Critical Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and at times difficult, subjective or complex judgments. Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial statements. The following are the accounting estimates that we believe are the most critical in nature. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies.

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

     In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, changes in pension obligations associated with the above factors may not be immediately recognized as pension costs on the income statement, but may be deferred and amortized in the future over the average remaining service period of active plan participants in accordance with Statement 87. For the years ended June 30, 2005, 2004 and 2003, we recorded pension costs for our defined benefit pension plan of $556,000, $725,000, and $535,000, respectively.

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

     In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on pension plan assets is 8 percent and is based on our targeted asset allocation assumption of approximately 65 percent equity investments and approximately 35 percent fixed income investments. Our approximately 65 percent equity investment target includes allocations to domestic, international, and emerging markets managers. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

     We calculate the expected return on assets in our determination of pension cost based on the market value of assets at the measurement date. Using the market value recognizes investment gains or losses in the year in which they occur.

     Based on our assumed long-term rate of return of 8 percent, discount rate of 5.8 percent, and various other assumptions, we estimate that our pension costs associated with our defined benefits pension plan will increase from $556,000 in 2005 to $717,000 in 2006. Modifying the expected long-term rate of return on our pension plan assets by .25 percent would change pension costs for 2006 by approximately $27,000. Modifying the discount rate assumption by .25 percent would change 2006 pension costs by approximately $30,000.

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

Unbilled Revenues and Gas Costs

     At each month-end, we estimate the gas service that has been rendered from the latest date of each cycle meter reading to the month-end. This estimate of unbilled usage is based on projected base load usage for each day unbilled plus projected weather sensitive usage for each degree day during the unbilled period. Unbilled revenues and gas costs are calculated from the estimate of unbilled usage multiplied by the rates in effect at month-end. Actual usage patterns may vary from these assumptions and may impact operating income.

Asset Retirement Obligations

     We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, during fiscal year 2003 and the primary impact was to change the method of accruing for gas well plugging and abandonment costs. Statement No. 143 requires that the fair value of our retirement obligations be recorded at the time the obligations are incurred. Statement No. 143 does not require the recognition of asset retirement obligations with indeterminate useful lives. Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability. Over time the liabilities are accreted for the change in their present value, through charges to depreciation, depletion and amortization, and the initial capitalized costs are depleted over the useful lives of the related assets. We must use judgment to identify all appropriate asset retirement obligations. The underlying assumptions used for the value of the retirement obligation and related capitalized costs can change from period to period. These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk free interest rate.

New Accounting Pronouncements

     Significant management judgment is generally required during the process of adopting new accounting pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these pronouncements.


Factors That May Affect Future Results

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report contain forward-looking statements that are not statements of historical facts. We have attempted to identify these statements by using words such as "estimates", "attempts", "expects", "foresees", "monitors", "plans", "anticipates", "intends", "continues", "believes", "seeks", "strives" , "will depend", and similar expressions.

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

o    changes in our capital expenditure requirements,

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

     Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 7A for the impact of forward contracts.

     The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses, whose variations are also disclosed in the following tables, are eliminated in the consolidated statements of income.

     In the following table we set forth variations in our gross margins for the last two fiscal years compared with the same periods in the preceding year:


                                                 2005 compared    2004 compared
($000)                                             to 2004            to 2003
                                                -------------     -------------

Increase (decrease) in our regulated gross
   margins
       Gas rates                                       2,462         377
       Gas volumes                                    (1,849)     (1,504)
       Weather  normalization adjustment                 531         690
       Non-recurring unbilled gross margin               616          --
On-system transportation                                 458         (19)
Off-system transportation                                 (5)        544
Other                                                      6          10
Intersegment elimination                                (110)       (116)
                                                     -------     -------

                                                       2,109         (18)
                                                     -------     --------

Increase (decrease) in our non-regulated gross
   revenues
       Gas rates                                       1,411        (809)
       Gas volumes                                       (51)        629
Transportation expenses                                 (110)       (116)
Other                                                     44          31
Intersegment elimination                                 110         116
                                                     -------     -------

                                                       1,404        (149)
                                                     -------     --------

Increase (decrease) in consolidated gross margins      3,513        (167)
                                                     -------     --------

Percentage increase (decrease) in our regulated
   volumes
       Gas sales                                       (10.2)       (7.8)
       On-system transportation                          2.1        (2.5)
       Off-system transportation                          .1        52.6

Percentage increase (decrease) in our non-regulated
   gas sales volumes                                     (.9)       10.2


     Heating degree days billed were 92% of normal thirty year average temperatures for fiscal 2005, as compared with 96% of normal temperatures for 2004 and 106% of normal for 2003. A "heating degree day" results from a day during which the average of the high and low temperature is one degree less than 65 degrees Fahrenheit.

     The increase in gross margins for 2005 of $3,513,000 was due primarily to a $3,873,000 increase in gas rates. Regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 12 of the Notes to Consolidated Financial Statements. Non-regulated gas rates increased to reflect increases in the market price of natural gas. Due to recording unbilled regulated margins on 58,000 Mcf of unbilled regulated volumes as discussed in Note 1 of the Notes to Consolidated Financial Statements, $617,000 of the increase is non-recurring. We began recording these unbilled regulated margins in connection with receiving our rate order approving new base rates effective during October 2004. In addition, the weather normalization adjustment increased gross margins $531,000 as the result of warmer weather in the 2005 period. Partially offsetting these increases was a 10.2% decrease in regulated gas sales volumes due to 5% warmer weather in the 2005 period, which resulted in a $1,849,000 decrease in gross margins.

     The decrease in gross margins for 2004 of $167,000 was due primarily to a 7.8% decrease in regulated gas sales volumes as the result of 9% warmer weather in the 2004 period offset by the weather normalization adjustment which increased gross margins $690,000 as the result of warmer weather in the 2004 period and a 52.6% increase in off-system transportation volumes. A decline in gas rates in the non-regulated segment was offset by the 10.2 percentage increase in non-regulated sales volumes.

Operation and Maintenance

     The $1,640,000 increase in operation and maintenance expenses for 2005 is primarily due to a $747,000 increase in compensation expense resulting from increasing base salary and bonus amounts and a $485,000 increase in employee medical expenses. To a lesser extent, the company also experienced increases in insurance expense, directors' fees and uncollectible account expense.

Income taxes

     The increase in income taxes for 2005 is attributable to the increase in net income before income tax expense. The increase in net income before income tax expense is largely attributable to the increase in operating income before income tax expense, which increased 19% over the prior year.

Basic and Diluted Earnings Per Common Share

     For the fiscal years ended June 30, 2005, 2004 and 2003, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan and our May, 2003 common stock offering of 600,000 shares.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $5,959,000 and $4,738,000 on June 30, 2005 and 2004, respectively. The weighted average interest rate on our short-term line of credit was 4.21% and 3.14% as of June 30, 2005 and 2004, respectively. Based on the amount of our outstanding short-term line of credit on June 30, 2005 and 2004, a one percent (one hundred basis point) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $60,000 and $47,000, respectively.


Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                 PAGE

Management's Statement of Responsibility for Financial Reporting
and Accounting                                                            26

Report of Independent Registered Public Accounting Firm                   27

Consolidated Statements of Income for the years ended June 30,
2005, 2004, and 2003                                                      28

Consolidated Statements of Cash Flows for the years ended
June 30, 2005, 2004 and 2003                                              29

Consolidated Balance Sheets as of June 30, 2005 and 2004                  31

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2005, 2004 and 2003                          33

Consolidated Statements of Capitalization as of June 30,
2005 and 2004                                                             35

Notes to Consolidated Financial Statements                                36

Schedule II - Valuation and Qualifying Accounts for the years
ended June 30, 2005, 2004 and 2003                                        47

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

     Management of Delta Natural Gas Company, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our assessment and those criteria, management believes that the internal control over financial reporting maintained by the Company, as of June 30, 2005, was effective.

     The Company's registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report follows:

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:


     We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Delta Natural Gas Company, Inc. (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.


     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.


     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended June 30, 2005 and issued our report thereon dated August 31, 2005 (which report expressed an unqualified opinion on those financial statements and financial statement schedule and contained an explanatory paragraph regarding the Company's change effective July 1, 2002, in its method of accounting for asset retirement obligations).



Cincinnati, Ohio
August 31, 2005

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

3(ii)Registrant's Amended and Restated By-Laws (dated May 2, 2003) is filed herewith.

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

10(b)Supplemental retirement benefit agreement and trust agreement between Registrant and Glenn R. Jennings is incorporated herein by reference to
     Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated February 25, 2005.

10(c)Gas Sales  Agreement,  dated May 1, 2005, by and between the Registrant and
     Atmos Energy Marketing, L.L.C is filed herewith.

10(d)Gas Sales  Agreement,  dated May 1, 2003, by and between the Registrant and
     Atmos Energy Marketing, LLC is filed herewith.

10(e)Gas  Transportation  Agreement  (Service Package 9069),  dated December 19,
     1994, by and between Tennessee Gas Pipeline Company and Registrant is incorporated herein by reference to Exhibit 10(e) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(f)GTS Service  Agreement  (Service  Agreement No.  37815),  dated November 1,
     1993, by and between Columbia Gas Transmission Corporation and Registrant is incorporated herein by reference to Exhibit 10(f) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(g)FTS1 Service  Agreement  (Service  Agreement  No.  4328),  dated October 4,
     1994, by and between Columbia Gulf Transmission Company and Registrant is incorporated herein by reference to Exhibit 10(g) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(h)Loan  Agreement,  dated October 31, 2002, by and between Branch Banking and
     Trust Company and Registrant is incorporated herein by reference to Exhibit 10(i) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

10(i)Promissory Note, in the original  principal amount of $40,000,000,  made by
     Registrant to the order of Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2002.

10(j)Gas Storage  Lease,  dated  October 4, 1995,  by and between Judy L. Fuson,
     Guardian of Jamie Nicole Fuson, a minor, and Lonnie D. Ferrin and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(j) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(k)Gas  Storage  Lease,  dated  November  6, 1995,  by and  between  Thomas J.
     Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant, is incorporated herein by reference to Exhibit 10(k) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(l)Deed and Perpetual Gas Storage  Easement,  dated  December 21, 1995, by and between Katherine M. Cornelius, William Cornelius, Frances Carolyn Fitzpatrick, Isabelle Fitzpatrick Smith and Kenneth W. Smith and Registrant is incorporated herein by reference to Exhibit 10(l) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(m)Underground Gas Storage Lease and Agreement, dated March 9, 1994, by and between Equitable Resources Exploration, a division of Equitable Resources Energy Company, and Lonnie D. Ferrin and Amendment No. 1 and Novation to Underground Gas Storage Lease and Agreement, dated March 22, 1995, by and between Equitable Resources Exploration, Lonnie D. Ferrin and Registrant, is incorporated herein by reference to Exhibit 10(m) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(n)Base  Contract  for  Short-Term  Sale and  Purchase of Natural  Gas,  dated
     January 1, 2002, by and between M & B Gas Services, Inc. and Registrant, is incorporated herein by reference to Exhibit 10(n) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(o)Oil and Gas Lease, dated July 19, 1995, by and between Meredith J. Evans and Helen Evans and Paddock Oil and Gas, Inc.; Assignment, dated June 15, 1995, by Paddock Oil and Gas, Inc., as assignor, to Lonnie D. Ferrin, as assignee; Assignment, dated August 31, 1995, by Paddock Oil and Gas, Inc., as assignor, to Lonnie D. Ferrin, as assignee; and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant, is incorporated herein by reference to Exhibit 10(o) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(p)Agreement to transport  natural gas between  Registrant  and Nami Resources
     Company L.L.C. is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File NO. 000-08788) dated March 23, 2005.

12   Computation of the Consolidated Ratio of Earnings to Fixed Charges.

14   Registrant's Business Code of Conduct and Ethics is filed herewith.

21   Subsidiaries of the Registrant.

23   Consent of Independent Registered Public Accounting Firm.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 Certification  of the Principal  Financial  Officer,  pursuant to 18 U.S.C.
     Section 1350.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of September, 2005.


                           DELTA NATURAL GAS COMPANY, INC.

                           By:  /s/Glenn R. Jennings__________________
                               ---------------------
                                Glenn R. Jennings, President
                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)  Principal Executive Officer:


/s/Glenn R. Jennings          President, Chief Executive       September 2, 2005
---------------------------   Officer and Vice Chairman
   (Glenn R. Jennings)        of the Board

(ii) Principal Financial Officer:


/s/John F. Hall               Vice President - Finance,        September 2, 2005
---------------------------   Secretary and Treasurer
  (John F. Hall)

(iii) Principal Accounting Officer:


/s/John B. Brown              Vice President - Controller      September 2, 2005
--------------------------
  (John B. Brown)

(iv) A Majority of the Board of Directors:


/s/H. D. Peet                  Chairman of the Board           September 2, 2005
---------------------------
  (H. D. Peet)


/s/Donald R. Crowe             Director                        September 2, 2005
---------------------------
   (Donald R. Crowe)


/s/Jane Hylton Green           Director                        September 2, 2005
---------------------------
  (Jane Hylton Green)


 /s/Lanny D. Greer             Director                        September 2, 2005
---------------------------
   (Lanny D. Greer)

/s/Billy Joe Hall              Director                        September 2, 2005
----------------------------
  (Billy Joe Hall)


/s/Michael J. Kistner          Director                        September 2, 2005
----------------------------
  (Michael J. Kistner)


/s/Lewis N. Melton             Director                        September 2, 2005
----------------------------
  (Lewis N. Melton)


/s/Arthur E. Walker, Jr.       Director                        September 2, 2005
-----------------------------
  (Arthur E. Walker, Jr.)


/s/Michael R. Whitley          Director                        September 2, 2005
-----------------------------
  (Michael R. Whitley)

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




Glenn R. Jennings              John F. Hall                    John B. Brown
President and Chief            Vice President - Finance,       Vice President -
Executive Officer              Secretary and Treasurer         Controller

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:


We have audited the accompanying consolidated balance sheets and statements of capitalization of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


As discussed in Note 2 to the financial statements, effective July 1, 2002, Delta Natural Gas Company, Inc. adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."


We have also audited in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting.



Cincinnati, Ohio
August 31, 2005



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Income

For the Years Ended June 30,                          2005               2004                2003
                                                      ----               ----               -----

Operating Revenues                                $ 84,181,233       $ 79,193,614        $ 68,380,263
                                                  ------------       ------------        ------------

Operating Expenses
   Purchased gas                                  $ 53,446,986       $ 51,972,671        $ 40,991,670
   Operation and maintenance                        12,305,023         10,665,340          10,657,552
   Depreciation and depletion                        4,249,506          4,432,151           4,281,207
   Taxes other than income  taxes                    1,689,591          1,590,548           1,510,111
   Income tax expense (Note 3)                       3,103,200          2,359,600           2,413,357
                                                --------------     --------------      --------------
      Total operating expenses                    $ 74,794,306       $ 71,020,310        $ 59,853,897
                                                  ------------       ------------        ------------

Operating Income                                 $   9,386,927      $   8,173,304       $   8,526,366
                                                 -------------     --------------       -------------

Other Income and Deductions, Net               $        77,137    $        60,532         $
                                                                                               47,641

Interest Charges
   Interest on long-term debt                        3,809,693          3,835,797            3,858,082
   Other interest                                      419,568            323,191             582,955
   Amortization of debt expense                        236,184            236,789               193,993
                                                --------------     --------------      ----------------
      Total interest charges                      $  4,465,445       $  4,395,777      $    4,635,030
                                                  ------------       ------------      --------------

Income Before Cumulative Effect of a
Change in Accounting Principle                    $  4,998,619       $  3,838,059      $    3,938,977

Cumulative Effect of a Change in Accounting
Principle, net of income taxes of $55,000
(Note 2)                                                     --                --             (88,370)
                                               -----------------  -----------------   ----------------


   Net Income                                     $  4,998,619       $  3,838,059      $    3,850,607
                                                  ============       ============      ==============

Basic and Diluted Earnings Per Common Share
Before Cumulative Effect of a Change in
Accounting Principle                           $           1.55   $           1.20    $           1.49

Cumulative Effect of a Change in
Accounting Principle
                                                            --                 --                (.03)
                                                   ------------        ------------         ----------


Basic and Diluted Earnings Per Common Share        $       1.55       $       1.20       $        1.46
                                                   =============      ============       =============


Weighted Average Number of Common Shares
Outstanding (Basic and Diluted)                      3,216,668          3,185,158           2,641,829

Dividends Declared Per Common Share               $       1.18       $       1.18        $       1.18

The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,                                       2005                2004               2003
                                                                   ----                ----               ----

Cash Flows From Operating Activities
     Net income                                               $  4,998,619        $  3,838,059        $ 3,850,607

   Adjustments to reconcile net income to net
          cash from operating activities
      Cumulative effect of a change in accounting                       --                  --             88,370
      principle
      Depreciation, depletion and amortization                   4,534,490           4,658,413          4,461,812
      Deferred income taxes and investment
          tax credits                                            2,570,789           1,905,680          1,991,258
      Other - net                                                  (36,409)            681,910            675,807

   (Increase) decrease in assets
      Accounts receivable                                       (1,778,187)           (204,603)        (1,682,752)
      Gas in storage                                            (1,444,575)         (2,615,968)           189,870
      Deferred gas cost                                         (1,123,236)          2,768,192           (215,765)
      Materials and supplies                                      (176,329)            199,717            (28,723)
      Prepayments                                                  197,311            (723,669)           (78,355)
      Other assets                                                (638,613)           (142,794)          (235,549)

   Increase (decrease) in  liabilities
      Accounts payable                                             141,223          (3,272,634)         6,178,302
      Accrued taxes                                                 88,241             230,713            178,207
      Other current liabilities                                    (19,211)            (60,720)          (244,388)
      Other liabilities                                             58,323              13,727             57,368
                                                           ---------------     ---------------    ---------------

         Net  cash provided by operating activities           $  7,372,436        $  7,276,023        $15,186,069
                                                              ------------        ------------        -----------

Cash Flows From Investing Activities
   Capital expenditures                                       $ (5,338,356)       $ (8,959,153)      $ (8,839,091)
   Proceeds from sale of property, plant and equipment               75,000                --                  --
                                                           ----------------    ---------------      -------------

         Net cash used in investing activities                $ (5,263,356)       $ (8,959,153)      $ (8,839,091)
                                                              -------------       -------------      ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,                                        2005                 2004                   2003
                                                                    ----                 ----                   ----

Cash Flows From Financing Activities
   Dividends on common stock                                   $ (3,795,823)       $  (3,758,748)      $   (3,185,900)
   Issuance of common stock, net                                    766,497              807,617           13,096,249
   Issuance of long-term debt                                            --                   --           20,000,000
   Long-term debt issuance expense                                       --                   --             (819,408)
   Repayment of long-term debt                                     (342,000)            (324,000)         (15,919,240)
   Issuance of notes payable                                     62,907,306           57,805,684           84,556,011
   Repayment of notes payable                                   (61,686,364)         (54,098,603)        (102,879,912)
                                                                -----------       ---------------        ------------

         Net cash (used in) provided by financing              $ (2,150,384)      $      431,950       $   (5,152,200)
                                                               ------------       --------------       --------------
activities

Net (Decrease)  Increase in Cash and
   Cash Equivalents                                          $      (41,304)       $  (1,251,180)      $    1,194,778

Cash and Cash Equivalents,
   Beginning of Year                                                168,834            1,420,014              225,236
                                                             --------------        -------------      ---------------

Cash and Cash Equivalents,
   End of Year                                                $     127,530       $      168,834       $    1,420,014
                                                              =============       ==============       ==============


Supplemental Disclosures of Cash
   Flow Information
    Cash paid during the year for
         Interest                                              $  4,230,667        $   4,160,291       $    4,701,320
         Income taxes (net of refunds)                              184,279              804,035              355,308


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                                                    2005                  2004
                                                                                  ----                  ----

Assets
   Gas Utility Plant, at cost                                              $174,711,253           $170,337,427
      Less - Accumulated provision for depreciation                         (58,171,285)           (55,121,511)
                                                                         --------------         --------------

         Net gas plant                                                     $116,539,968           $115,215,916
                                                                           ------------           ------------

   Current Assets
      Cash and cash equivalents                                         $       127,530        $       168,834
      Accounts receivable, less accumulated provision for
         doubtful accounts of $310,000 and $300,000 in
         2005 and 2004, respectively                                          6,549,567              4,771,380
      Gas in storage, at average cost                                         9,193,664              7,749,089
      Deferred gas costs                                                      2,646,868              1,523,632
      Materials and supplies, at first-in, first-out cost                       957,786                352,762
      Prepayments                                                                993,507             1,190,818
                                                                        ----------------       ---------------

         Total current assets                                             $  20,468,922          $  15,756,515
                                                                          -------------          -------------

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,236,009)                           $       387,193        $       376,930
      Note receivable from officer                                               86,000                110,000
      Prepaid pension cost (Note 4)                                           3,171,247              2,694,151
     Unamortized debt expense and other (Notes 1 and 8)                       4,108,887              4,218,617
                                                                        ---------------        ---------------

         Total other assets                                              $    7,753,327         $    7,399,698
                                                                         --------------         --------------

            Total assets                                                   $144,762,217           $138,372,129
                                                                           ============           ============


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                                     2005                2004
                                                                   ----                ----

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common shareholders' equity
         Common shares ($1.00 par value)                      $    3,229,988     $     3,200,715
         Premium on common shares                                 44,973,352          44,236,128
         Capital stock expense                                    (2,597,999)         (2,597,999)
         Retained earnings                                         5,194,113           3,991,317
                                                             ---------------     ---------------
            Total common shareholders' equity                  $  50,799,454      $   48,830,161

      Long-term debt (Notes 8 and 9)                              52,707,000          53,049,000
                                                              --------------      --------------

            Total capitalization                                $103,506,454       $ 101,879,161
                                                                ------------       -------------

   Current Liabilities
      Notes payable (Note 7)                                  $    5,959,122     $     4,738,180
      Current portion of long-term debt (Notes 8 and 9)            1,650,000           1,650,000
      Accounts payable                                             7,404,478           6,609,787
      Accrued taxes                                                1,116,178           1,027,937
      Customers' deposits                                            472,512             433,809
      Accrued interest on debt                                       899,964             901,370
      Accrued vacation                                               661,337             624,604
      Other liabilities                                            1,394,490             858,031
                                                             ---------------    ----------------

           Total current liabilities                           $  19,558,081       $  16,843,718
                                                               =============       -------------

   Deferred Credits and Other
      Deferred income taxes                                    $  18,493,300       $  17,597,611
      Investment tax credits                                         288,200             326,200
      Regulatory liabilities (Note 1)                              2,581,387           1,431,600
      Advances for construction and other                            334,795             293,839
                                                             ---------------     ---------------

          Total deferred credits and other                     $  21,697,682       $  19,649,250
                                                               -------------       -------------
  Commitments and Contingencies (Note 11)
              Total liabilities and shareholders' equity        $144,762,217        $138,372,129
                                                                ============        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


  Delta Natural Gas Company, Inc. and Subsidiary Companies

  Consolidated Statements of Changes in Shareholders' Equity


  For the Years Ended June 30,                                2005                2004                2003
                                                              ----                ----                ----

  Common Shares
     Balance, beginning of year                           $  3,200,715       $   3,166,940       $   2,530,079
        Common stock offering, $1.00 par value
          of 600,000 shares issued in 2003                          --                  --             600,000
        Dividend reinvestment and stock
          purchase plan, $1.00 par value of 24,447,
          29,129 and 30,821 shares issued in 2005,
          2004 and 2003, respectively                           24,447              29,129              30,821
       Issued to directors, $1.00 par value of
          900 shares in 2003                                        --                  --                 900
        Employee stock purchase plan and
          other, $1.00 par value of 4,826, 4,646
          and 5,140 shares issued in 2005, 2004 and
          2003, respectively                                     4,826              4,646                5,140
                                                       ---------------     -----------------   ------------------

     Balance, end of year                                $   3,229,988       $   3,200,715      $    3,166,940
                                                         =============       =============      ==============

  Premium on Common Shares
     Balance, beginning of year                           $ 44,236,128        $ 43,462,433       $  30,330,330
       Premium on issuance of common shares
        Common stock offering                                       --                  --          12,360,000
        Dividend reinvestment and stock
          purchase plan                                        624,489             670,243             644,906
        Issued to directors                                         --                  --              19,638
        Employee stock purchase plan and
          other                                                112,735             103,452              107,559
                                                        --------------     ---------------     ----------------

     Balance, end of year                                 $ 44,973,352        $ 44,236,128       $  43,462,433
                                                          ============        ============       =============

  Capital Stock Expense
     Balance, beginning of year                          $  (2,597,999)      $  (2,598,146)     $   (1,925,431)
       Common stock offering                                                              147          (672,715)
                                                       ------------------  ------------------  ----------------
                                                                    --

     Balance, end of year                                $  (2,597,999)      $  (2,597,999)     $   (2,598,146)
                                                         ==============      =============      ==============
  Accumulated Other Comprehensive Loss
     Balance, beginning of year                        $                     $  (2,050,636)    $
                                                                    --                                      --
        Minimum pension liability adjustment,
          net of tax benefit of $1,335,800                          --           2,050,636          (2,050,636)
                                                       ------------------   --------------     ---------------


     Balance, end of year                              $             -- $    $   (2,050,636)               --
                                                       =================== ==================   ==============





  Delta Natural Gas Company, Inc. and Subsidiary Companies

  Consolidated Statements of Changes in Shareholders' Equity (continued)


  For the Years Ended June 30,                                2005                2004                2003
                                                              ----                ----                ----


  Retained Earnings
     Balance, beginning of year                           $  3,991,317       $   3,912,006      $    3,247,299
       Net income                                            4,998,619           3,838,059           3,850,607
       Cash dividends declared on common
         shares (See Consolidated
         Statements of Income for rates)                    (3,795,823)         (3,758,748)         (3,185,900)
                                                         -------------      ---------------     --------------

     Balance, end of year                                $   5,194,113       $   3,991,317      $    3,912,006
                                                         =============       =============      ==============

  Common Shareholders' Equity
      Balance, beginning of year                          $ 48,830,161        $ 45,892,597       $  34,182,277
                                                          ------------        ------------       -------------
       Comprehensive income
          Net income                                     $   4,998,619        $    3,838,059      $    3,850,607
          Other comprehensive income (loss)                                      2,050,636          (2,050,636)
                                                       -------------------  --------------     ---------------
                                                                    --
            Comprehensive income                         $   4,998,619       $   5,888,695      $    1,799,971
       Issuance of common stock                                766,497             807,617          13,096,249
       Dividends on common stock                            (3,795,823)         (3,758,748)         (3,185,900)
                                                        --------------       -------------      --------------

      Balance, end of year                                $ 50,799,454        $ 48,830,161       $  45,892,597
                                                          ============        ============       =============

The accompanying notes to consolidated financial statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                                   2005                  2004
                                                                 ----                  ----

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 4 and 5)
     Authorized 6,000,000 shares
     Issued and outstanding 3,229,988 and 3,200,715
         shares in 2005 and 2004, respectively            $    3,229,988         $   3,200,715
   Premium on common shares                                   44,973,352            44,236,128
   Capital stock expense                                      (2,597,999)           (2,597,999)
   Retained earnings (Note 8)                                  5,194,113             3,991,317
                                                          --------------        --------------

      Total common shareholders' equity                    $  50,799,454         $  48,830,161
                                                           -------------         -------------

Long-Term Debt (Notes 8 and 9)
   Debentures, 6 5/8%, due 2023                            $  10,589,000         $  10,872,000
   Debentures, 7.0%, due 2023                                 20,000,000            20,000,000
   Debentures, 7.15%, due 2018                                23,768,000            23,827,000
                                                           -------------        --------------

      Total debt                                          $   54,357,000         $  54,699,000

   Less amounts due within one year,
     included in current liabilities                          (1,650,000)           (1,650,000)
                                                         ----------------      ---------------

      Total long-term debt                                $   52,707,000         $  53,049,000
                                                          --------------         -------------

         Total capitalization                              $ 103,506,454          $101,879,161
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

     (c) Depreciation We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.6%, 2.8%, and 2.9% of average depreciable plant for 2005, 2004 and 2003, respectively.

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

     (f) Revenue Recognition We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, we recorded regulated revenues and gas costs on a billed basis in accordance with the ratemaking treatment followed by the Kentucky Public Service Commission for both financial reporting and regulatory purposes. In connection with receiving the rate order discussed in Note 12, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements. Therefore, at June 30, 2005, we estimated that 58,000 Mcf of the gas consumed by our customers during June was unbilled. Reflecting the sales of these unbilled volumes in the accompanying financial statements resulted in a non-recurring increase to operating income of $617,000 and net income of $379,000 for the twelve months ended June 30, 2005. At June 30, 2005, unbilled revenues of $1,246,000 and unbilled gas costs of $629,000 are included in accounts receivable and accounts payable, respectively, in the accompanying consolidated balance sheet.

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

     (i) Rate Regulated Basis of Accounting Our regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". The economic effects of regulation can result in a regulated company recovering costs from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this results, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). The amounts recorded as regulatory assets and regulatory liabilities are as follows:

Regulatory assets ($000)                              2005           2004
                                                      ----           ----

   Deferred gas cost                                2,647           1,524
   Loss on extinguishment of debt                   2,128           2,257
   Rate case and gas audit expense                    218             152
                                                   ------         -------
       Total regulatory assets                      4,993           3,933
                                                    =====         =======

Regulatory liabilities ($000)

   Accrued cost of removal on long-lived assets       850             784
   Regulatory liability for deferred income taxes   1,731             648
                                                    -----         -------
      Total regulatory liabilities                  2,581           1,432
                                                    =====           =====

     We are currently earning a return on loss on extinguishment of debt and rate case expenses, which are classified as other assets in the accompanying Consolidated Balance Sheets. Deferred gas costs are presented every three months to the Kentucky Public Service Commission for recovery in accordance with the gas cost recovery rate mechanism. The increase in regulatory liability for deferred income taxes is the result of a reduction of the Kentucky corporate income tax rate as discussed in Note 3 of the Notes to Consolidated Financial Statements.

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

     (k) Derivatives We purchase and sell natural gas. Many of our gas purchase and sale contracts qualify as a derivative under Statement of Financial Accounting Standards No. 133. All such contracts have been designated as normal purchases and sales and as such are accounted for under the accrual basis and are not recorded at fair value in the accompanying financial statements.


(2)  New Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, and Delta adopted this statement effective July 1, 2002. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, as of July, 2002, we recorded $178,000 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of our obligation to plug oil and gas wells at the time of abandonment. Of this amount, $47,000 was recorded as incremental cost of the underlying property, plant and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $88,000 (net of income taxes of $55,000), representing the cumulative amounts of depreciation and depletion expenses and changes in the asset retirement obligation due to the passage of time for historical accounting periods. We also have asset retirement obligations which have indeterminate settlement dates. These obligations, which relate to our gas wells and oil lines at our storage facility and compressor station sites, are not recorded until an estimated range of potential settlement dates is known, according to Statement No. 143. In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely even though such costs do not represent legal obligations, under Statement No. 143. In accordance with the provisions of Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we have recorded approximately $850,000 and $784,000 of such accrued cost of removal as regulatory liabilities on the accompanying balance sheets as of June 30, 2005 and 2004, respectively.

     In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations. An asset retirement obligation is conditional when either the timing or the method of setting the obligation (or both) is conditioned on a future event. We are currently evaluating our asset retirement obligations in light of Interpretation No. 47 and the impact, if any, adopting this Interpretation will have on our June 30, 2006 financial position or results of operations.

(3)   Income Taxes

     We provide for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial reporting purposes, differences in recognition of purchased gas cost and certain accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties. We utilize the asset and liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities be computed using tax rates that will be in effect when the book and tax temporary differences reverse. Deferred income tax balances at June 30, 2005 reflect a 2.25% decrease in the state of Kentucky corporate income tax rate being phased in through fiscal 2008. Changes in tax rates applied to accumulated deferred income taxes are not immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the regulatory obligation to refund these excess deferred taxes through customer rates. The increase in deferred tax assets for regulatory liabilities in the table below is primarily due to establishing additional regulatory liability as a result of the Kentucky corporate tax rate decrease. The current portion of net accumulated deferred income tax liability is shown as other liabilities and the lon-germ portion is shown as deferred income taxes on the accompanying balance sheets. The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:

                                           2005                   2004
                                           ----                   ----
Deferred Tax Liabilities
    Accelerated depreciation            $ 18,724,100           $ 17,646,300
    Deferred gas cost                      1,022,200                601,000
    Pension                                1,766,800              1,365,400
    Debt issuance expense                    711,100                780,400
    Other                                    312,600                279,900
                                      --------------        ---------------

       Total                            $ 22,536,800           $ 20,673,000
                                        ------------           ------------

Deferred Tax Assets
    Alternative minimum tax credits    $   1,462,400          $   1,601,789
    Regulatory liabilities                   981,600                255,600
    Investment tax credits                   109,900                128,700
    Other                                    489,900                719,300
                                     ---------------        ---------------

        Total                          $   3,043,800          $   2,705,389
                                       -------------          -------------

         Net accumulated deferred
           income tax liability         $ 19,493,000           $ 17,967,611
                                        ============           ============

     The components of the income tax provision are comprised of the following for the years ended June 30:

                                        2005            2004            2003
                                        ----            ----            ----
Components of Income Tax Expense
    Current
       Federal                      $    312,800    $   (149,800)   $    258,700
       State                             156,100         539,800          64,200
                                   -------------   -------------  --------------
          Total                     $    468,900    $    349,000    $    322,900
    Deferred                           2,634,300       1,969,600       2,090,457
                                    ------------    ------------    ------------
          Income tax expense         $ 3,103,200     $ 2,359,600     $ 2,413,357
                                     ===========     ===========     ===========

     Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:
                                                2005         2004          2003
                                                ----         ----          ----

Statutory federal income tax rate               34.0%        34.0%         34.0%
State income taxes, net of federal benefit       5.3          5.3           5.2
Amortization of investment tax credits          (0.5)        (0.6)         (0.6)
Other differences, net                          (0.1)        (0.3)         (0.3)
                                             --------     --------      --------

     Effective income tax rate                  38.7%        38.4%         38.3%
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

     Our obligations and the funded status of our plan, measured at March 31, are as follows:

                                                         2005           2004
                                                         ----           ----
Change in Benefit Obligation
    Benefit obligation at beginning of year         $ 10,267,056   $   9,214,925
    Service cost                                         714,801         662,770
    Interest cost                                        612,370         557,183
    Actuarial loss                                     1,017,431          87,936
    Benefits paid                                      (524,826)       (255,758)
                                                  --------------  --------------
    Benefit obligation at end of year               $ 12,086,832    $ 10,267,056
                                                    ------------    ------------


Change in Plan Assets
    Fair value of plan assets at beginning of year  $ 10,450,066    $  8,310,322
    Actual return on plan assets                         343,517       1,645,573
    Employer contributions                             1,032,656         749,929
    Benefits paid                                       (524,826)      (255,758)
                                                  --------------  --------------
    Fair value of plan assets at end of year        $ 11,301,413     $10,450,066
                                                    ------------     -----------

    Funded status                                 $     (785,419)  $     183,010
    Unrecognized net actuarial loss                    5,068,790       3,709,444
    Unrecognized prior service cost                   (1,112,124)    (1,198,303)
                                                   -------------   -------------

Net amount recognized as prepaid benefit
    costs in the statement of financial position   $   3,171,247   $   2,694,151
                                                   =============   =============


Projected benefit obligation                        $ 12,086,832    $ 10,267,056
Accumulated benefit obligation                        10,936,279       9,932,355
Fair value of plan assets                             11,301,413      10,450,066




                                               2005         2004         2003
                                               ----         ----          ----
Components of  Net Periodic Benefit Cost
    Service cost                           $   714,801   $  662,770  $  601,607
    Interest cost                              612,370      557,183     636,649
    Expected return on plan assets            (863,061)    (670,823)   (756,731)
    Amortization of unrecognized net loss      177,629      262,483      61,873
    Amortization of prior service cost         (86,179)     (86,179)     (8,198)
                                           -----------   ----------- -----------
         Net periodic benefit cost          $  555,560   $  725,434   $  535,200
                                            ==========   ==========   ==========

Weighted-Average % Assumptions Used to
Determine Benefit Obligations
    Discount rate - pre-retirement              5.80          6.00         6.25
    Discount rate - post-retirement             5.75          5.75         5.75
    Rate of compensation increase               4.00          4.00         4.00

Weighted-Average % Assumptions Used to
Determine Net Periodic Benefit Cost
    Discount rate - pre-retirement              6.00          6.25         7.50
    Discount rate - post-retirement             5.75          5.75         5.71
    Expected long-term return on plan assets    8.00          8.00         8.00
    Rate of compensation increase               4.00          4.00         4.00

     Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 65 percent equity investments and approximately 35 percent fixed income investments.


Plan Assets

     Our pension plan weighted-average asset allocations as of the plan's measurement date (March 31) by asset category are as follows:

                                          2005                2004
                                          ----                ----

        Equity securities                    66%                 69%
        Debt securities                      25                  24
        Other                                 9                   7
                                           ----               -----
                                            100%                100%
                                            ===                 ===

     Our equity investment target of approximately 65 percent includes allocations to domestic, international and emerging markets managers. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

     We expect to contribute $1,500,000 to the pension plan in 2006.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

         2006                               $    435,000
         2007                                     145,000
         2008                                     200,000
         2009                                     275,000
         2010                                     350,000
         years 2011 - 2015                      2,700,000

     The Statement of Financial Accounting Standards No. 106, entitled Employers' Accounting for Postretirement Benefits, and the Statement of Financial Accounting Standards No. 112, entitled Employers' Accounting for Postemployment Benefits, do not affect us as we do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

     (b) Employee Savings Plan We have an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. Through June 30, 2004, the Company matched 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. From July 1, 2004, the Company matched 100% of the employee's contribution up to a maximum company contribution of 3.5% of the employee's annual compensation. For 2005, 2004, and 2003, Delta's Savings Plan expense was $234,000, $167,800 and $158,900, respectively.

     (c) Employee Stock Purchase Plan We had an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees were eligible to participate. Under the terms of the Stock Plan, such employees could contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. We issued Delta common stock, based upon the fiscal year contributions, using an average of the high and low sale prices of Delta's stock as quoted in NASDAQ's National Market System on the last business day in June and matched those shares so purchased. Our expenses for the matching shares granted under the stock plan were $59,000 and $53,000 for the years ended June 30, 2004 and 2003, respectively. Therefore, stock with an equivalent market value of $118,000 was issued in July, 2004. Our Board discontinued the Stock Plan as of July 1, 2004.

     (d) Supplemental Retirement Agreement On February 24, 2005, Delta's Board of Directors adopted a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta's President and Chief Executive Officer. Delta will contribute $60,000 annually into an irrevocable trust until Mr. Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted.


(5)  Dividend Reinvestment and Stock Purchase Plan

     Our Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan") provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 24,447, 29,129 and 30,821 shares in 2005, 2004 and 2003, respectively. We registered 150,000 shares for issuance under the Reinvestment Plan in December, 2000, and as of June 30, 2005 there were 21,869 shares still available for issuance.


(6)  Note Receivable From Officer

     Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President and Chief Executive Officer. The loan, secured by real estate owned by Jennings, bears interest at 6%, which Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Jennings completes. The outstanding balance on this loan was $86,000 as of June 30, 2005. In the event Jennings terminates his employment with Delta other than due to a change in control, or Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.


(7)  Notes Payable and Line of Credit

     The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $5,959,000 and $4,738,000 were borrowed having a weighted average interest rate of 4.21% and 3.14% as of June 30, 2005 and 2004, respectively. The maximum amount borrowed during 2005 and 2004 was $18,574,000 and $19,034,000, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus 1% on the used line of credit. The cost of the unused line of credit was .30% during fiscal 2005. Effective August 12, 2005 the cost of the unused line of credit was changed to .125% and the line of credit was extended through October 31, 2007.


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

     We amortize debt issuance expenses over the life of the related debt on a straight-line basis, which approximates the effective yield method. At June 30, 2005 the unamortized balance was $3,831,000. Loss on extinguishment of debt of $2,128,000 included in the above has been deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

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


(9)  Fair Values of Financial Instruments

     The fair value of our Debentures is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Debentures at June 30, 2005 and 2004 was estimated to be $60,750,000, and $55,758,000, respectively. The carrying amounts in the accompanying consolidated financial statements as of June 30, 2005 and 2004 are $54,357,000 and $54,699,000, respectively.

     The  carrying  amount of our other  financial  instruments  including  cash
equivalents,   accounts  receivable,   notes  receivable  and  accounts  payable
approximate their fair value.


(10)  Operating Leases

     Our operating leases relate primarily to well and compressor station site leases. Rental expense under long-term operating leases was $88,000, $87,000 and $90,000 for the three years ending June 30, 2005, 2004 and 2003, respectively.


(11)  Commitments and Contingencies

     We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.2 million would be paid in addition to continuation of specified benefits for up to five years.

     A lawsuit was filed on January 24, 2005 against us by a former employee, alleging that we did not pay appropriate compensation for the employee's work for us over the period from January, 1982 through December, 2002. Although we believe that the complaint has no merit, and we intend to vigorously defend against it, we cannot predict the outcome of this action on our liquidity, financial condition or results of operations.

(12)   Regulatory Matters

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

     On April 5, 2004, we filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual increase in revenues of $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

     The Kentucky Public Service Commission has also approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred. Additionally, we have a weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, which allows us to adjust our rates to residential and small non-residential customers to reflect variations from thirty year average weather for our November through March billing cycles. These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

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


(13)  Operating Segments

     Our Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $10,620,000 of non-regulated revenues during 2005.

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

     Segment information is shown below for the periods:



 ($000)                                             2005              2004               2003
                                                   -----              ----               ----
Operating Revenues
      Regulated
         External customers                        52,210             52,103             47,769
         Intersegment                               3,357              3,247              3,131
                                               ----------          ---------           --------
              Total regulated                      55,567             55,350             50,900
      Non-regulated
         External customers                        31,971             27,091             20,611
                                                ---------          ---------           --------
      Eliminations for intersegment                (3,357)            (3,247)            (3,131)
                                               ----------          ---------          ---------
              Total operating revenues             84,181             79,194             68,380
                                                =========           ========           ========

Operating Expenses
      Regulated
         Purchased gas                             28,945             30,947             26,595
         Depreciation                               4,125              4,302              4,163
         Income taxes                               1,701              1,402              1,395
         Other                                     13,557             12,007             11,823
                                                ---------           --------            -------
              Total regulated                      48,328             48,658             43,976
                                                ---------           --------            -------
      Non-regulated
         Purchased gas                             24,502             21,026             14,397
         Depreciation                                 125                130                150
         Income taxes                               1,416                958                963
         Other                                      3,780              3,495              3,499
                                                ---------          ---------          ---------
              Total non-regulated                  29,823             25,609             19,009
      Eliminations for intersegment                (3,357)            (3,247)            (3,131)
                                                ---------          ---------           --------
              Total operating expenses             74,794             71,020             59,854
                                                 ========           ========           ========

Other Income and Deductions, Net
      Regulated                                        55                 61                 48
      Non-regulated                                    22                  --                --
                                               ----------        -------------      ------------
             Total other income and deductions         77                  61                48
                                               ===========       ============       ===========

Interest Charges
      Regulated                                     4,493              4,409              4,624
      Non-regulated                                   (28)               (13)                11
      Eliminations for intersegment                    --                  --                 --
                                             -------------       ------------      -------------
             Total interest charges                 4,465              4,396              4,635
                                                =========          =========         ==========





Net Income
      Regulated                                     2,800              2,344              2,348
      Non-regulated                                 2,199              1,494              1,503
                                                ---------          ---------         ----------
              Total net income                      4,999              3,838              3,851
                                                =========          =========         ==========

Assets
      Regulated                                   141,841            135,084            130,937
      Non-regulated                                 2,921              3,288              2,350
                                               ----------          ---------          ---------
             Total assets                         144,762            138,372            133,287
                                                 ========            =======            =======

Capital Expenditures
      Regulated                                     5,337              8,957              8,827
      Non-regulated                                     1                  2                 12
                                             -------------        -------------     -----------
             Total capital expenditures             5,338              8,959              8,839
                                               ==========          =========          =========


(14) Quarterly Financial Data (Unaudited)

     The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

                                                                               Basic and
                                                                            Diluted Earnings
                                                                           (Loss) per Common
                                                         Income (Loss)        Share Before
                                                       Before Cumulative   Cumulative Effect
                                                          Effect of a       of a Change in                           Basic and
                                                                                          -
                                                           Change in           Accounting                             Diluted
                                                           Accounting        Principle (a)                        Earnings (Loss)
                                                                             -------------
                       Operating         Operating         Principle                              Net Income         per Common
                                                           ---------
  Quarter Ended         Revenues       Income (Loss)                                                (Loss)           Share (a)
  -------------         --------       -------------                                                ------           ---------

Fiscal 2005 (b)

September 30           $ 9,811,632     $     (40,449)  $  (1,120,749)        $        ( .35)    $  (1,120,749)     $       (.35)
December 31             25,778,315         3,895,809       2,789,051                     .87        2,789,051               .87
March 31                33,382,247         4,851,919       3,725,855                   1.16         3,725,855              1.16
June 30                 15,209,039           679,648        (395,538)                   (.13)        (395,538)             (.13)

Fiscal 2004

September 30          $ 10,137,842      $   217,878     $    (863,725)       $   (.27)           $    (863,725)      $       (.27)

December 31             16,828,444        1,534,667           409,027             .13                  409,027                .13

March 31                35,587,614        4,884,292         3,794,193            1.19                3,794,193               1.19

June 30                 16,639,714        1,536,467           498,564             .16                  498,564                 .16




(a) Quarterly earnings per share may not equal annual earnings per share due to changes in shares outstanding.

(b) We recorded 58,000 Mcf of unbilled sales at June 30, 2005, resulting in non-recurring increases of $1,246,000 in operating revenues, $617,000 in operating income, $379,000 in net income and $.12 in basic and diluted earnings per common share for fiscal 2005.




                                                                                                                 SCHEDULE II


                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003


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

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for the
years ended:

June 30, 2005                   $    300,000      $    467,042      $    74,926       $  531,968         $   310,000
June 30, 2004                         350,000           391,360           65,844          507,204             300,000
June 30, 2003                         165,000           536,910           63,351          415,261             350,000



                                                                Exhibit 3(ii)


                              AMENDED AND RESTATED
                                   BY-LAWS OF
                         DELTA NATURAL GAS COMPANY, INC.


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

     1.3 Registered Agent. The registered agent for the Corporation shall be the Secretary of the Corporation.


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


                                   ARTICLE III

                                    Directors

     3.1 General Powers. All corporate powers shall be exercised by or under the authority of and the business affairs of the Corporation managed under the direction of the Board of Directors.

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

     6.3 Shares without Certificates. In addition to representing its shares by certificates, as provided above, the Corporation is authorized to issue some or all of its shares of any or all of its classes or series without certificates.



                                   ARTICLE VII

                                 INDEMNIFICATION

     7.1 Definitions. As used in this Article VII:

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

                           THESE BY-LAWS WERE DULY ADOPTED BY THE BOARD OF DIRECTORS OF DELTA NATURAL GAS COMPANY, INC. EFFECTIVE MAY 2, 2003


                           --------------------------
                             JOHN F. HALL, SECRETARY


                                                                                       EXHIBIT 10(C)


Atmos Energy Marketing, LLC                                                                  BASE CONTRACT


1 1 251 Northwest Freeway, Suite 400, Houston, TX 77092                       FOR SALE AND PURCHASE OF NATURAL GAS

                                                                                                            Page 1 of 4
---------------- ------------------------------------------- ----------------- ----------------------------------------
Date:                                                        Contract No.:
---------------- ------------------------------------------- ----------------- ----------------------------------------
---------------- ------------------------------------------- ----------------- ----------------------------------------
Seller:          Atmos Energy Marketing, LLC                 Buyer:            Delta Natural Gas Company Inc.
                 381 Riverside Drive - Suite 120                               3617 Lexington Road
                 Franklin, TN37064                                             Winchester, KY 40391-9797
Attn:            Zachry H. Littrell                          Attn:             Brian Ramsey
Phone:           615-595-2878                                Phone:            (859) 744-6171 Ext. 158
Fax:             615-794-0947                                Fax:              (859) 744-3623
Email:           Zac.littrell@atmosenergy.com                Email:            bramsey@deltagas.com
Payment Address: Bank of America                             Invoice Address:
                 Dallas, TX 75284-7311                                         Delta Natural Gas Company Inc.
                 ABA #111 000 012                                              3617 Lexington Road
                 Atmos Energy Marketing, LLC                                   Winchester, KY 40391-9797
                 Acct. #375 1561125




Choice of Law:                 State of Texas
 Special Provisions:


The General Terms and Conditions attached hereto are incorporated in this Base Contract and made a part hereof for all purposes. An reference to the Base Contract shall include the General Terms and Conditions.

 SELLER:                                   BUYER:
 Atmos Energy Marketing, LLC               Delta Natural Gas Company Inc.
 By:  /s/ Rob Ellis                        By:  /s/George S. Billings
 Name: Rob Ellis                           Name: George S. Billings
  Title: Sr. Vice President                Title: Mgr. - Gas Supply


     GENERAL TERMS AND CONDITIONS (attached to and made a part of Base Contract)

1. PURPOSE AND PROCEDURES: This Base Contract is intended to facilitate transactions for the purchase and sale of gas on a Firm or Interruptible, basis. "Firm" shall mean that either party may interrupt its performance without liability only to the extent that such performance is prevented for reasons of Force Majeure. "Interruptible" shall mean that Seller may interrupt its performance at any time for any reason, whether or not caused by an event of Force Majeure, with no liability. "Transaction Confirmation" shall mean a document, similar to the form of Exhibit A, setting forth the terms of a transaction formed pursuant to this Paragraph 1 for a particular Delivery Period. The parties will use the following Transaction
     Confirmation procedure. Any gas purchase and sale transaction may be effectuated in a telephone conversation. Either party may record any telephone conversation between the parties for the purpose of documenting oral agreements for the purchase and sale of gas. Any agreement for the purchase and sale of gas t hat is reached in a telephone conversation is legally binding if it is recorded by at least one party and the recording ("Recording") evidences that the parties agreed upon the Delivery Period, Delivery Points, Performance Obligation, Contract Price, and Contract Quantity. In the event Contract Quantity is stated on a monthly basis, then for purposes of Sections 2 and 3 where references are made to the amount of gas delivered on a certain day, then the monthly Contract Quantity amount shall be divided by the number of days in that month to determine a daily Contract Quantity. A Recording is a "signed writing" and satisfies any applicable statute of frauds as to both patties. Seller shall and Buyer may send a Transaction Confirmation to confirm any agreement for the purchase and sale of Gas that is reached in a telephone conversation regardless of whether or not it is recorded. A party may send a Transaction Confirmation by telephonic facsimile transmission, or other mutually agreeable electronic means. Any Transaction Confirmation must be sent to the other party by the close of business on the Business Day immediately following the date the agreement was reached. "Business Day" shall mean any day except Saturday, Sunday or Federal Reserve Bank holidays. Seller adopts its confirming letterhead, or the like, as its signature on any Transaction Confirmation as the identification and authentication of Seller. Any Transaction Confirmation that a party receives is legally binding as to that patty and satisfies any applicable statute of frauds as to that part unless the receiving party notifies the sending party by the Confirm Deadline of any misstatement in the Transaction Confirmation of the terms of the transaction. "Confirm Deadline" shall mean 5:00 p.m. Central Prevailing Time on the second Business Day following the Day a Transaction Confirmation is received and any Transaction Confirmation time stamped after 5:00 p.m. Central Prevailing Time, shall be deemed received at the opening of the next Business Day. If there are material differences between timely sent Transaction Confirmations governing the same transaction or a party sends a timely notice disputing the Transaction Confirmation governing a transaction, then none of the Transaction Confirmations is legally binding or satisfies the statute of frauds as to either party notwithstanding anything to the contrary. However, the fact that there is not a binding Transaction Confirmation shall not prevent the enforcement of any agreement for the purchase and sale of gas if there is a Recording. The entire

Agreement between the parties (the "Contract") consists of the provisions contained in and listed in order of priority: (i) any Recording; (ii) any binding Transaction Confirmation, (iii) this Base Contract. If there is any conflict among items (i), (ii) and (iii) in the immediately preceding sentence as to the Delivery Period. Delivery Points, Performance Obligation, Contract Price or Contract Quantity, then said items shall govern in the priority listed in the immediately preceding sentence. The parties agree that each party may electronically record all telephone conversations with respect to this Contract between their respective employees, without any special or further notice to the other patty. Each party shall obtain any necessary consent of its agents and employees to such recording. The parties agree not to contest the validity or enforceability of telephonic recordings entered into in accordance with the requirements of this Base Contract. If the Transaction Confirmation contains an;, provisions other than those relating to the commercial terms of the transaction (i.e., price, quantity, performance obligation, delivery point, period of delivery and/or transportation conditions), which modify or supplement this Base Contract (e.g., arbitration or additional representations and warranties), such provisions shall not be deemed to be accepted pursuant to this paragraph I but must be expressly agreed to by both parties in writing; provided that the foregoing shall not invalidate any transaction agreed to by the parties.

     2. PERFORMANCE OBLIGATION: Seller agrees to sell and deliver, and Buyer agrees to receive and purchase the Contract Quantity for a particular transaction in accordance with the terms of the Contract. Sales and purchases will be on a Firm or Interruptible basis, as agreed to by the parties in a transaction. The sole and exclusive remedy of the Buyer in the event of a breach by Seller on any day(s) of a Firm obligation to deliver gas shall be recovery of the following: (i) payment by Seller to Buyer in an amount equal to the positive difference, if any, between the purchase price paid by Buyer (using commercially reasonable efforts to obtain gas or an alternate fuel if elected by Buyer and replacement Gas is not available at a price reasonable for the delivery area, consistent with: the amount of notice provided by Seller; the immediacy of the Buyer's gas consumption needs; the quantities involved; and the anticipated length of failure by Seller) and the Contract Price, adjusted for commercially reasonable differences in transportation costs to or from the Delivery Point(s), multiplied by the difference between the Contract Quantity and the quantity actually delivered by Seller for such Day(s); or (ii) in the event that Buyer has used commercially reasonable efforts to replace the gas, and no such replacement is available, then the sole and exclusive remedy of the Buyer shall be any unfavorable difference between the Contract Price and the Henry Hub midpoint price listed in Gas Daily multiplied by the difference between the Contract Quantity and the quantity actually delivered by Seller for such Day(s). The sole and exclusive remedy of the Seller in the event of a breach by Buyer of a Firm obligation to receive gas on any day(s) shall be limited to the payment by Buyer to Seller in an amount equal to the difference between the Contract Quantity and the actual quantity delivered by Seller and received by Buyer for such Day(s), multiplied by the positive difference, if any, obtained by subtracting the Henry Hub midpoint price listed in Gas Daily from the Contract Price.

     3. TRANSPORTATION, NOMINATIONS AND IMBALANCES: Seller shall have the sole responsibility for transporting the gas to the Delivery Point. Buyer shall have the sole responsibility for transporting the gas from the Delivery Point. The parties shall coordinate their nomination activities, giving sufficient notice to meet the deadlines of the affected transporter(s); "Transporter(s)" shall mean all Gas gathering or pipeline companies, utilities or local distribution companies, acting in the capacity of a transporter, transporting Gas for Seller or Buyer upstream or downstream, respectively, of the Delivery Point pursuant to this Base Contract; of the gas to be delivered and purchased each Day. Should either party become aware that actual deliveries at the Delivery Point are greater or less than the quantity of gas confirmed by the transporter(s) for movement, transportation or management (the "Scheduled Gas"), such party shall promptly notify the other party. The parties shall use commercially reasonable efforts to avoid imposition of any fees, penalties, cash-outs, costs (including but not limited to costs of purchased or borrowed gas) or other charges (in cash or in kind) assessed by any transporter(s) for the failure to comply with or to satisfy: (i) any nomination or usage requirements or (ii) daily and/or monthly imbalance, or (iii) any directive by any transporter(s) to revise nominations or scheduling ("Imbalance Charges"). Buyer shall promptly communicate to Seller any notification or directive by any transporter(s) of potential or effective
Imbalance Charges. Any Imbalance Charges resulting from failure to timely communicate and/or comply with such notification or directive shall be the responsibility of the party whose failure caused the imbalance. If the Imbalance Charges were incurred as a result of Buyer's receipt of quantities of Gas greater than or less than the Scheduled Gas, then Buyer shall pay for such Imbalance Charges or reimburse Seller for such Imbalance Charges paid by Seller. If the Imbalance Charges were incurred as a result of Seller's delivery of quantities of Gas greater than or less than the Scheduled Gas, then Seller shall pay for such Imbalance Charges or reimburse Buyer for such Imbalance Charges paid by Buyer. Without limiting the generality of the foregoing provisions of this paragraph 3, and for the avoidance of doubt, the parties acknowledge that sharp changes in available pipeline capacity may occur with little or no notice on one or more transporters that move, transport or manage gas purchased and sold hereunder resulting from pipeline capacity allocations, operational flow orders ("OFO"), pipeline interconnect problems, unscheduled maintenance or other similar causes. In such event, the parties shall use reasonable efforts to avoid the imposition of Imbalance Charges; however, Buyer shall reimburse Seller if such Imbalance Charges are incurred by or imposed upon Seller notwithstanding the Seller's exercise of reasonable efforts to avoid such charges by revising nominations or by otherwise rescheduling the quantities to be delivered to or for the account of Buyer hereunder. Seller shall leave the ability to utilize alternate transportation; however, Seller shall not pass through resulting incremental transportation charges or avoided transportation charges to Buyer.

     4. QUALITY AND MEASUREMENT: All gas delivered by Seller shall meet the pressure, quality and heat content requirements of the receiving transporter. The unit of quantity measurement for purposes of this Contract shall be one MMBtu dry. Measurement of gas' quantities shall be in accordance with the established procedures of the receiving transporter.

     5. TAXES. Seller shall pay or cause to be paid all taxes, fees, levies, penalties, licenses or charges, .imposed by any government authority ("Taxes") on or with respect to the gas prior to the Delivery Point(s). Buyer shall pay or cause to be paid all Taxes on or with respect to the gas at the Delivery Point(s) and all Taxes after the Delivery Point(s). Notwithstanding the foregoing, Buyer agrees to reimburse Seller for any additional, or any increase in, any sales, use, utility, utility receipts, gross receipts or similar tax imposed in the future by any taxing or other governmental authority with respect to the sale, use, or transportation of the gas sold pursuant to this Agreement. If a party is required to remit or pay Taxes that are the other party's responsibility hereunder, the party responsible for such Taxes shall promptly reimburse the other party for such Taxes. Any party entitled to an exemption from any such Taxes or charges shall furnish the other party any necessary documentation thereof.

     6. BILLINGS AND PAYMENTS: Seller shall invoice Buyer by mail or electronically via fax or e-mail on or before the fifteenth (15th) day of each month for actual quantities delivered by Seller and received by Buyer in the prior month. If actual quantities cannot be determined by the billing date, Seller shall invoice, and Buyer shall pay, based on the quantity of Scheduled Gas. Buyer will pay Seller's invoice, whether based on actual deliveries or Scheduled Gas, by wire transfer within ten (10) days after receipt of Seller's invoice, or by the twenty-fifth (25th) day of the month immediately following the month of delivery, whichever is later. Seller shall notify Buyer of any necessary adjustments to volumes on the next succeeding invoice. If a payment date falls on a day that is not a Business Day, payment will be made on the next Business Day. If Buyer fails to pay amounts due Seller when same is due, interest shall accrue at the lesser of (i) the prime rate of interest as published from time to time by the Chase Manhattan Bank, New York plus two percent (2%) from the date that such payment is due until the same is paid; or
(ii) the maximum applicable lawful interest rate. Buyer agrees to pay all collection costs, including reasonable attorney's fees and court costs, incurred by Seller in collecting such past due amounts. Seller, in addition to other remedies available, may suspend performance until all past due amounts, late payment charges, and collection costs are paid. Buyer and Seller agree to net all undisputed amounts due and owing, and/or past due, arising under this Contract such that the party owing the greater amount shall make a single payment of the net amount to the other in accordance with this Section. Payments required to be made pursuant to the terms of any adequate assurance or credit support obligations shall not be subject to netting under this Contract.

     7. TITLE, WARRANTY, AND INDEMNITY: Unless otherwise specifically agreed, title to the gas shall pass from Seller to Buyer at the Delivery Point(s). Seller shall have responsibility for and assume any liability with respect to the gas prior to its delivery to Buyer at the Delivery Point(s). Buyer shall have responsibility for and any liability with respect to said gas after its delivery to Buyer at the Delivery Point(s). Seller warrants that it will have the right to convey and will transfer good and merchantable title to all gas sold hereunder and delivered by it to Buyer, free and clear of all liens, encumbrances, and claims. EXCEPT AS PROVIDED IN THIS SECTION, ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING ANY WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR ANY PARTICULAR PURPOSE, ARE DISCLAIMED. SELLER AGREES TO INDEMNIFY BUYER AND SAVE IT HARMLESS FROM ALL LOSSES, LIABILITIES OR CLAIMS INCLUDING REASONABLE ATTORNEYS' FEES AND COSTS OF COURT ("CLAIMS"), FROM ANY AND ALL PERSONS, ARISING FROM OR OUT OF CLAIMS OF TITLE, PERSONAL INJURY OR PROPERTY DAMAGE FROM SAID GAS OR OTHER CHARGES THEREON WHICH ATTACH BEFORE TITLE PASSES TO BUYER (EXCEPT TO THE EXTENT SUCH INJURIES AND DAMAGE ARE CAUSED BY THE NEGLIGENCE OF BUYER). BUYER AGREES TO INDEMNIFY SELLER AND SAVE IT HARMLESS FROM ALL CLAIMS, FROM ANY AND ALL PERSONS, ARISING FROM OR OUT OF CLAIMS REGARDING PAYMENT, PERSONAL INJURY OR PROPERTY DAMAGE FROM SAID GAS OR OTHER CHARGES THEREON WHICH ATTACH AFTER TITLE PASSES TO BUYER (EXCEPT TO THE EXTENT SUCH INJURIES AND DAMAGE ARE CAUSED BY THE NEGLIGENCE OF SELLER).

     8. FINANCIAL RESPONSIBILITY: If Seller has reasonable grounds for insecurity regarding the performance of any obligation under the Contract (whether or not then due) by the Buyer (including, without limitation, the occurrence of a material change in the creditworthiness of Buyer), Seller may demand Adequate Assurance of Performance. "Adequate Assurance of Performance" shall mean sufficient security in the form, amount and for the term reasonably acceptable to Seller, including, but not limited to, a standby irrevocable letter of credit, a prepayment, a security interest in an asset or a performance bond or guaranty (including the issuer of any such security).

     9. DEFAULT: If Buyer or its guarantor shall: (i) make an assignment or any general arrangement for the benefit of creditors; (ii) file a petition or otherwise commence, authorize, or acquiesce in the commencement of a proceeding or case under any bankruptcy or similar law for the protection of creditors or have such petition filed or proceeding commenced against it; (iii) otherwise become bankrupt or insolvent (however evidenced); (iv) be unable to pay its debts as they fall due; (v) have a receiver, provisional liquidator, conservator, custodian, trustee or other similar official appointed with respect to it or substantially all of its assets; (vi) fail to give Adequate Assurances of Performance as required herein within 2 Business Days of a written request by Seller; or (vii) not have paid any amount due hereunder on or before the second Business Day following written notice that such payment is due; then the Seller shall have the right, at its sole election, to immediately withhold and/or suspend deliveries or payments upon notice and/or to terminate this Contract, in the manner provided in Section 10, in addition to any and all other remedies available hereunder. Without limiting the applicability of any other provision of the U.S. Bankruptcy Code as amended (the "Bankruptcy Code") (including without limitation Sections 362, 546, 556, and 560 thereof and the applicable definitions in Section 101 thereof), the parties acknowledge and agree that all Transaction Confirmations and Recordings entered into hereunder will constitute "forward contracts" or "swap agreements" as defined in Section 101 of the Bankruptcy Code, that the rights of the parties under Section 9 of this Agreement will constitute contractual rights to liquidate Transactions, that any margin or collateral provided under any margin, collateral, security, or similar agreement related hereto will constitute a "margin payment" as defined in
Section 101 of the Bankruptcy Code, and that the parties are entitled to the rights under, and protections afforded by, Sections 362, 546, 556, and 560 of the Bankruptcy Code.

     10. EARLY TERMINATION DAMAGES: If this Contract is terminated by either party, Seller shall determine, in good faith and in a commercially reasonable manner: (i) the amount owed to Seller (whether or not then due) for which payment has not yet been made, and (ii) the Market Value, as defined below, of all transactions under the Contract. Seller shall liquidate and accelerate this Contract and each terminated transaction at its Market Value so that each amount equal to the difference between such Market Value and the Contract Value, as defined below shall be due to the Seller. "Contract Value" means the amount of gas remaining to be delivered or purchased under this Contract and any transactions) multiplied by the Contract Price, and "Market Value" means the amount of gas remaining to be delivered or purchased under this Contract and any transactions) multiplied by the market price for a similar transaction at the Delivery Point determined by Seller in a commercially reasonable manner. To ascertain the Market Value, Seller may consider, among other valuations, any or all of the settlement prices of NYMEX Gas futures contracts, quotations from leading dealers in energy swap contracts or physical gas trading markets, similar sales or purchases and any other bona fide third-party offers, all adjusted for the length of the term and differences in transportation costs. Seller shall not be required to enter into a replacement agreement or transaction(s) in order to determine the Market Value. Any extension(s) of the term of a transaction to which parties are not bound as of the termination date (including but not limited to "evergreen provisions") shall not be considered in determining Contract Values and Market Values. For the avoidance of doubt. any option pursuant to which one party has the right to extend the term of a transaction shall be considered in determining Contract Values and Market Values. The rate of interest used in calculating net present value shall be determined by Seller in a commercially reasonable manner. Seller shall give Buyer written notice of the amount, including reasonable detail of calculations, and Buyer shall pay the amount within 20 (twenty) days of receipt of such notice

     11. FORCE MAJEURE: Except with regard to a party's obligation to make payment(s) and Imbalance Charges due hereunder, neither party shall be liable to the other for failure to perform a Firm obligation; to the extent such failure was caused by Force Majeure. The term "Force Majeure" as employed herein means any cause not reasonably within the control of the party claiming suspension, including (i) physical events such as acts of God, landslides, lightning, earthquakes, fires, storms or storm warnings, such as hurricanes, which result in evacuation of the affected area, floods, washouts, explosions, breakage or accident or necessity of repairs to machinery or equipment or lines of pipe;
(ii) weather related events affecting an entire geographic region, such as low temperatures which cause freezing or failure of wells or lines of pipe; (iii) interruption and/or curtailment of Firm transportation (including in-path and out-of-path transportation) and/or storage by Transporters; (iv) acts of others such as strikes, lockouts or other industrial disturbances, riots, sabotage, insurrections or wars; and (v) governmental actions such as necessity for compliance with any court order, law, statute, ordinance, regulation, or policy having the effect of law promulgated by a governmental authority having jurisdiction. Seller and Buyer shall make reasonable efforts to avoid the adverse impacts of a Force Majeure and to resolve the event or occurrence once it has occurred in order to resume performance. Neither party shall be entitled to the benefit of the provisions of Force Majeure if the party claiming excuse failed to remedy the condition and to resume the performance of such covenants or obligations with reasonable dispatch. The party whose performance is prevented by Force Majeure must provide Notice to the other patty. Initial Notice may be given orally; however. written Notice with reasonably full particulars of the event or occurrence is required as soon as reasonably possible. Upon providing written Notice of Force Majeure to the other party, the affected party will be relieved of its obligation, from the onset of the Force Majeure event, to make or accept delivery of Gas. as applicable, to the extent and for the duration of Force Majeure, and neither party shall be deemed to have failed in such obligations to the other during such occurrence or event.

     12. TERM: This Contract may be terminated on 60 (sixty) days written notice, but shall remain in effect until the expiration of the latest Delivery Period of any transaction(s). Notwithstanding the foregoing, the rights of either party to make adjustments pursuant to Sections 6 or 16 hereof, the obligation of either party to indemnify the other, the netting rights of the parties, and the obligation to make any and all payments hereunder shall survive termination of this Contract or any transaction.

     13. LIMITATIONS: FOR BREACH OF ANY PROVISION FOR WHICH AN EXPRESS REMEDY OR MEASURE OF DAMAGES IS PROVIDED, SUCH EXPRESS REMEDY OR MEASURE OF DAMAGES SHALL BE THE SOLE AND EXCLUSIVE REMEDY. A PARTY'S LIABILITY HEREUNDER SHALL BE LIMITED AS SET FORTH IN SUCH PROVISION, AND ALL OTHER REMEDIES OR DAMAGES AT LAW OR IN EQUITY ARE WAIVED. IF NO REMEDY OR MEASURE OF DAMAGES IS EXPRESSLY PROVIDED HEREIN OR IN A TRANSACTION, A PARTY'S LIABILITY SHALL BE LIMITED TO DIRECT ACTUAL DAMAGES ONLY. SUCH DIRECT ACTUAL DAMAGES SHALL BE THE SOLE AND EXCLUSIVE REMEDY, AND ALL OTHER REMEDIES OR DAMAGES AT LAW OR IN EQUITY ARE WAIVED. UNLESS EXPRESSLY HEREIN PROVIDED, NEITHER PARTY SHALL BE LIABLE FOR CONSEQUENTIAL, INCIDENTAL, PUNITIVE, EXEMPLARY OR INDIRECT DAMAGES, LOST PROFITS OR OTHER
BUSINESS INTERRUPTION DAMAGES, BY STATUTE, IN TORT OR CONTRACT, UNDER ANY INDEMNITY PROVISION OR OTHERWISE. IT IS THE INTENT OF THE PARTIES THAT THE LIMITATIONS HEREIN IMPOSED ON REMEDIES AND THE MEASURE OF DAMAGES BE WITHOUT REGARD TO THE CAUSE OR CAUSES RELATED THERETO, INCLUDING THE NEGLIGENCE OF ANY PARTY, WHETHER SUCH NEGLIGENCE BE SOLE, JOINT OR CONCURRENT, OR ACTIVE OR PASSIVE. TO THE EXTENT ANY DAMAGES REQUIRED TO BE PAID HEREUNDER ARE LIQUIDATED, THE PARTIES ACKNOWLEDGE THAT THE DAMAGES ARE DIFFICULT OR IMPOSSIBLE TO DETERMINE, OR OTHERWISE OBTAINING AN ADEQUATE REMEDY IS INCONVENIENT AND THE DAMAGES CALCULATED HEREUNDER CONSTITUTE A REASONABLE APPROXIMATION OF THE HARM OR LOSS.

     14. APPLICABLE LAW, REGULATIONS, OR TARIFFS: This Contract is subject to all existing and future legislation, governmental laws, orders, directives, rules, regulations, and tariffs (including without limitation those applying to the maximum price which may be charged for the sale of gas) issued by any regulatory body or transporter(s) having jurisdiction hereunder. In the event any regulatory body directly or indirectly asserts jurisdiction over the sale, purchase, or transportation of gas hereunder, then either party shall have the right to contest the validity of such law, order, rule, or regulation and neither acquiescence therein or compliance therewith for any period of time, nor any other provision contained herein, shall be construed as a waiver of such right. Buyer agrees to reimburse Seller for any increase in tariffs) imposed in the future by any regulatory authority or transporter(s) with respect to the sale, use, or transportation of the natural gas sold pursuant to this Agreement.

     15. ASSIGNMENT: No assignment of this Contract or of any right or obligation hereunder shall be made without written consent of the other party, which consent shall not be unreasonably withheld or delayed. Change of control or ownership, merger or recapitalization of either party shall not be considered an assignment.

     16. ADJUSTMENT RIGHT: Either party shall have the right at all reasonable times to examine the records of the other to the extent necessary to verify the accuracy of any statement, charge or computation made under or pursuant to any provision of this Contract. The parties agree to cooperate and to negotiate any dispute with transporter(s) on errors in measurement or reporting. Either party may request and will receive payment for any verifiable statement adjustment within two (2) years of any statement.

     17. NOTICES: All Transaction Confirmations, invoices, payments, notices of force majeure and other communications ("Notices") shall be made to the addresses specified in writing by the respective parties from time to time. All Notices required hereunder may be sent by facsimile or mutually acceptable electronic means, a nationally recognized overnight courier service, first class mail or hand delivered. Notice shall be given when received on a Business Day by the addressee. In the absence of proof of the actual receipt date, the following presumptions will apply. Notices sent by facsimile shall be deemed to have been received upon the sending party's receipt of its facsimile machine's confirmation of successful transmission. If the day on which such facsimile is received is not a Business Day or is after five p.m. on a Business Day, then such facsimile shall be deemed to have been received on the next following Business Day. Notice by overnight mail or courier shall be deemed to have been received on the next Business Day after it was sent or such earlier time as is confirmed by the receiving patty. Notice via first class mail shall be considered delivered five (5) Business Days after mailing.

     18. PRICING: Buyer has the option to lock-in the price for specified quantities, not to exceed the Contract Quantity, at a mutually agreeable price.

     19. MISCELLANEOUS: If any provision in this Contract is determined to be invalid, void or unenforceable by any court having jurisdiction, such determination shall not invalidate, void, or make unenforceable any other provision, agreement or covenant of this Contract. This Contract sets forth all understandings between the parties respecting each transaction subject hereto, and any prior contracts, understandings and representations, whether oral or written, relating to such transactions are merged into and superseded by this Contract and any effective transaction(s). This Contract may be amended only by a writing executed by both parties. Each Party acknowledges and agrees that, for purposes of this Agreement, the other Party is not a "utility" as such term is used in Section 366 of the Bankruptcy Code, and each Party agrees to waive and not to assert the applicability of the provisions of Section 366 in any bankruptcy proceeding wherein such Party is a debtor. In any such proceeding, each Party further agrees to waive the right to assert that the other Party is a provider of last resort.

     20. ENFORCEABILITY: Each Party represents and warrants that it has full and complete authority to enter into and perform its obligations under this Agreement and that this Agreement constitutes a legal, valid and binding obligation of that Party; enforceable against it in accordance with its terms, except as such enforceability may be affected by any bankruptcy law or the application of principles of equity. Each person who executes this Agreement on behalf of either party represents and warrants that it has full and complete authority to do so and that such party will be bound thereby.


                                                                     EXHIBIT A
Atmos Energy Marketing, LLC                                                                             TRANSACTION CONFIRMATION
11251 Northwest Freeway, Suite 400, Houston, TX 77092                                                     FOR IMMEDIATE DELIVERY
Delivery Period:      Begin:     May 1, 2005                  End:         April 30, 2006
Transporter:          TETCO
Service Level:        Firm
Delivery Point:       73131 and 73196
(If a pooling point is used, list a specific geographic location and pipeline location)
----------------- ----------------------------------------- -----------------------------------------------------------
Date:                                                       Transaction Confirmation #:
----------------- ----------------------------------------- -----------------------------------------------------------
----------------- ----------------------------------------- -------------- --------------------------------------------
Seller:           Atmos Energy Marketing, LLC               Buyer:         Delta Natural Gas Company Inc.
                  381 Riverside Drive - Suite 120                          3617 Lexington Road
                  Franklin, TN 37064                                       Winchester, KY 40391-9797
Attn:             Zachry H. Littrell                        Attn:          Brian Ramsey
Phone:            615-595-2878                              Phone:         (859) 744-6171 Ext. 158
Fax:              615-794-0947                              Fax:           (859) 744-3623
Email:            Zac.littrell@atmosenergy.com              Email:         bramsey@deltagas.com

----------------- ----------------------------------------- -------------- --------------------------------------------






--------------------------- ------------------------- -------------------- ---------------------------------------------------------

Begin Flow Date             End Flow Date             Contract             Contract Price (US$/MMBtu)
                                                      Quantity             Index Price Fuel Transportation
--------------------------- ------------------------- -------------------- ---------------------------------------------------------
--------------------------- ------------------------- -------------------- ------------------------------- ------------------ ------
May 1, 2005                 April 30, 2006             U to 1,000 daily     NYMEX Settle                    TETCO ELA- M       $0.27
--------------------------- ------------------------- -------------------- ------------------------------- ------------------ ------
--------------------------- ------------------------- -------------------- ------------------------------- ------------------ ------


Special Conditions: 1) At the expiration of the Delivery Period, this Transaction Confirmation shall automatically extend for twelve (12) successive months unless terminated on sixty (60) days written notice. This Transaction Confirmation constitutes and confirms an agreement by the parties to sell and purchase gas in accordance with the terms described herein and is:

     |X| subject to the Base Contract between Seller and Buyer dated ; or

     |_| subject to terms of the NAESB Standard 6.3.1, April 19, 2002 revision Base Contract and General Terms and Conditions (default elections applying and Texas as the choice of law) (the "NAESB"); provided however, upon the execution of a contract for the sale and purchase of natural gas between the parties, this transaction shall be merged into and be governed such executed contract.

Please confirm that the foregoing correctly sets forth the terms of our agreement with respect to this transaction by signing in the space provided below and returning a copy of the executed confirmation to us. Your failure to execute and return this confirmation or to advise us of any errors by the time specified in the Base Contract or in the NAESB, or, if not so specified, before the gas begins to flow, shall constitute your acceptance of these terms.

                                                                   Page l of 2

By: /s/Rob Ellis

AGREED TO AND ACCEPTED: SELLER Atmos Energy Marketing, LLC
AGREED TO AND ACCEPTED: BUYER Delta Natural Gas Company Inc.
By: /s/George S. Billings
                Printed Name: George S.. Billings
Printed Name: Rob Ellis

Title: Sr. Vice-President
Title: Mgr. Gas Supply

SYMBOLS: Unless expressly provided otherwise all prices are per MMBtu of gas. "GD" means Gas Daily (R) Midpoint or Index, as applicable, for the applicable delivery day for the specified location. "IF" means Inside F.E.R.C.s Gas Market Report, Index, first publication for the month, for the delivery month for the specified location. "NGW" means Natural Gas Week (R). "NGI" means Natural Gas Intelligence. "NYMEX" means New York Mercantile Exchange. "KCBOT" means Kansas City Board of Trade.

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

                                WITNESSETH THAT:

WHEREAS, Buyer and Seller have entered into a Gas Sales Agreement ("Agreement"), to be effective May 1, 2003, providing for the purchase by the Buyer and sale by Seller on a firm basis of 100% of the natural gas requirements of Buyer's residential and small commercial customers in specified service areas and providing for certain other services of Seller to Buyer, and

WHEREAS, Buyer is a party to FTS-1 Service Agreements with Columbia Gulf Transmission Company ("Columbia Gulf') and is a party to GTS Service Agreements with Columbia Gas Transmission Corporation ("Columbia") by which Buyer holds firm pipeline transportation and/or storage capacity on these two interstate pipelines, and

WHEREAS, during the term of this Agreement, Buyer desires to assign to Seller its pipeline and storage capacities under the Columbia Gulf and Columbia Service Agreements, and

WHEREAS, for the purpose of setting forth the terms of said agreements between Buyer and Seller, the parties have entered into this Agreement.

NOW, THEREFORE, for and in consideration of the covenants and agreements set forth herein, the parties agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

Unless expressly stated otherwise, the following terms as used in this Agreement shall mean:

1.1 The term "Btu" shall mean British Thermal Unit (s) which shall mean that amount of heat energy required to raise the temperature of one avoirdupois pound of water from fifty-nine degrees Fahrenheit (59 F) to sixty-degrees Fahrenheit (60 F) at standard atmospheric pressure, as determined on a dry basis. All prices and charges paid hereunder shall be computed on a "dry" Btu basis.

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

                                   ARTICLE II

                            QUANTITY AND NOMINATIONS

2.1 Purchase Quantity - Subject to the terms and conditions of this Agreement, Buyer shall purchase and receive and Seller shall sell and deliver on a firm basis a quantity of gas equal to 100% of Buyer's Columbia-supplied residential and small commercial supply requirements in the Delta-Stanton and
Delta-Winchester   service  areas,  and  up  to  100,000  Dth  annually  in  the
DeltaCumberland service areas, subject to section22: Seder expressly acknowledges that a large percentage of the industrial/large commercial end users on Buyer's systems do not purchase gas from Buyer and arrange for their own gas supplies. Volumes flowing at the Delivery Point(s) for these end users shall be the first gas through Columbia's meters, and Buyer's acceptance of these volumes on behalf of the end user(s) shall not constitute a violation of Seller's exclusive supplier provisions under this Agreement.

2.2 Maximum Quantity - Notwithstanding anything to the contrary herein, the maximum quantity of gas that Seller is obligated to sell and deliver at the Delivery Point(s) under this Agreement (herein referred to as the "MDQ") shall be equal to the lesser of (a) the GTS daily limitations as set forth in Columbia's FERC tariff and as indicated in Exhibit A or (b) the maximum amount of gas that can be transported on Columbia and redelivered at the Delivery Point(s) under the firm transportation contracts with Columbia and with Columbia Gulf Transmission Company ("Columbia Gulf") that are released or assigned to Seller in accordance with Article V below 3

(herein referred to as the "Firm Transportation Contracts"). Upon the mutual agreement of the Parties, Seller may sell and Buyer may purchase quantities in excess of the MDQ. The price and terms of such excess sales will be mutually agreed upon by the Parties prior to the delivery of such excess gas.

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

2.3.2 Curtailment - In addition to the remedies set forth in Section 2.3.1, if for any reason, including an event of force majeure, Seller is unable to meet all of its firm sales obligations with Seller's available supplies on Columbia, then Seller will curtail its deliveries to all of its sales customers on a pro-rata basis based upon the actual nominations of Sellers other firm sales customers made during the period of curtailment and the actual nomination of Buyer not to exceed the MDQ to the extent that the curtailment of Seller's other customers would be useful in maintaining deliveries to Buyer. Upon Buyer's request, Seller will provide Buyer information to verify that deliveries to Buyer were curtailed in accordance with this subsection.

2.3.3 Failure to Take - If Buyer fails to receive and purchase its full requirements in accordance with Section 2.1 above, then Buyer will pay Seller $0.035 per MMBtu times the difference between (a) its full requirements and (b) the quantities actually taken by Buyer during the applicable seasonal period.

2.3.4 Exclusive Remedy - The Parties agree that the actual losses incurred by Buyer as a result of Seller's failure to deliver quantities and incurred by Seller as a result of 4

Buyer's failure to take quantities would be uncertain and impossible to determine with precision. As a result, the payments by Seller and Buyer in accordance with Subsections 2.3.1 and 2.3.3, respectively, and the deliveries by Seller in accordance with Subsection 2.3.2 above shall be the sole and exclusive remedy, for Seller's failure to deliver or Buyer's failure to take the quantities set forth in this Article. The payments by Seller and Buyer pursuant to this Section 2.3 are reasonable compensation for such failures.

2.4 Uniform Takes - Unless permitted otherwise by Columbia, Buyer will receive gas at the Delivery Point(s), as defined in Section 4.1, at rates that are in compliance with the terms of the Firm Transportation Contract with Columbia that is released or assigned to Seller in accordance with Article V.

2.5 Alternate Rate Schedule - Prior -to Seller submitting monthly nominations to Columbia hereunder, Buyer may direct Seller to cause gas sold hereunder to be delivered under Columbia Gas' Rate Schedule ITS. Notwithstanding the foregoing, Seller shall have the authority to determine whether sufficient ITS capacity exists to permit delivery of daily nominated quantities. In the event Seller reasonably determines that sufficient ITS capacity is not available to permit delivery of nominated quantities, Seller is authorized to cause Buyer's gas to be delivered under Columbia Gas' Rate Schedule GTS. Volumes delivered to Buyer on Columbia Gas under an Alternate Rate Schedule shall be assessed a transportation charge to Buyer of $0.25 / MMBtu, plus applicable fuel and surcharges.

                                   ARTICLE III

                                      PRICE

3.1             Commodity Price for All Other Quantities Within MDQ
                ---------------------------------------------------

3.1.1 City-gate Service - The price for each MMBtu of gas sold and delivered hereunder at the Delivery Point(s) up to the MDQ shall be priced at the Columbia Gulf Mainline monthly index as published in Inside FERC's Gas Market report minus $0.07/MMBtu plus applicable IT-S2 transportation and fuel charges. The pricing under this contract shall be redetermined in the event that Buyer's storage rights under the Columbia contracts are altered.

3.1.2 Fixed Price Alternative - In substitution for the Commodity Price, the Parties may mutually agree; through the utilization of the NYMEX natural gas futures or otherwise, to lock in a fixed price for all or part of the MDQ for one or more months. If the Parties agree to such a fixed price, then Buyer will be required to purchase the designated monthly quantities for which the Parties have agreed to a fixed price, notwithstanding any other provision to the contrary in this Agreement.

3.2 Commodity Price for Excess Gas - The price for each MMBtu of gas sold and delivered hereunder in excess of the MDQ shall be determined in accordance with
Section 2.2 of this Agreement.

3.3 Transportation and Storage Costs - Buyer shall be responsible for paying Columbia Gulf and Columbia for transportation services rendered under the Firm Transportation Agreements. Seller shall be responsible for any charges incurred in connection with its utilization of capacity under Buyer's Firm Transportation Contracts for purposes other than providing gas 5 supply to Buyer. Seller shall credit Buyer 90% of revenue derived from third-party release of Buyer's Firm capacity as posted on Transporter's Electronic Bulletin Board.

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

Such release/assignment and agency arrangements shall be in accordance with the pipelines' tariffs and shall terminate upon the expiration of this Agreement. If, prior to the release or delegation of such rights, elections for receipt points, delivery points, supply leg capacity, monthly maximum daily quantity elections or any other similar elections must be given to Columbia then 6

Buyer will cooperate with Seller to make such necessary elections as designated by Seller. Similarly, Buyer will cooperate with Seller to make any amendments to the contracts requested by Seller to become effective on the Effective Date of this Agreement to the extent said amendments do not adversely affect, in Buyer's sole opinion, Buyer's costs or Buyer's level or quality of service. In the event of any supplementation or contradiction between the Blanket Authorization Agreement and this Agreement, the terms of this Agreement shall control and govern the rights, obligations, and liabilities of Seller and Buyer.

5.2 Responsibility for Firm. Transportation and Storage Contracts

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

5.3.1 Projected Requirements - Buyer shall provide Seller monthly projected requirements by the 23` of the preceding month. Buyer will cooperate with Seller to ensure that nominations (including any necessary adjustments thereto) are made timely to Columbia and that such nominations reflect the actual expected deliveries and receipts. During the storage withdrawal season each year, if the cumulative variances between Buyer's projected monthly requirements and actual monthly takes exceed the cumulative Maximum Storage Quantities set forth under the heading "Capacity" in Exhibit A hereto, then the excess quantities shall be priced at the applicable Gas Daily midpoint price.

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

5.2 Responsibility for Firm. Transportation and Storage Contracts

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

5.3.1 Projected Requirements - Buyer shall provide Seller monthly projected requirements by the 23` of the preceding month. Buyer will cooperate with Seller to ensure that nominations (including any necessary adjustments thereto) are made timely to Columbia and that such nominations reflect the actual expected deliveries and receipts. During the storage withdrawal season each year, if the cumulative variances between Buyer's projected monthly requirements and actual monthly takes exceed the cumulative Maximum Storage Quantities set forth under the heading "Capacity" in Exhibit A hereto, then the excess quantities shall be priced at the applicable Gas Daily midpoint price.

5.3.2  Forecasts  and  Nominations - Based on Buyer's  projections  set forth in
Section 5.3.1, historical data and weather forecasting by Seller, Seller will forecast Buyer's daily natural gas requirements. Based on such forecast, Seller will submit the necessary nominations to Columbia in accordance with Section 5.2.1.

5.4  Adjustments  to Imbalance  Provisions - The purpose of Sections 5.1 through
5.3 is to establish the Parties' responsibilities for administering the firm contracts and the OBA released/assigned and delegated above, and for correcting any imbalances between receipts and deliveries or variations between, confirmed nominations and actual deliveries at the Delivery Point(s). These provisions are based on (a) tariff provisions approved in Columbia's FERC Tariff on the date this Agreement was executed, including the right to balance any variation between projected and actual daily loads through injections and withdrawals from storage under the Firm Storage Contracts, and (b) the existing load profile of Buyer. The terms of this section shall be revised to reflect any substantial change in either (a) Columbia's tariff with regard to the correction of such imbalances or variations and any associated penalties or (b) Buyer's load profile, so as to place both Parties in a relative position under this Agreement not substantially different from the position the Parties had prior to the change in Columbia's tariff or Buyer's load profile. If the Parties are unable to agree on the appropriate revisions, the matter shall be submitted to arbitration in accordance with Article XIV, such decision to be effective on the first day of the month following the issuance of the arbitrator's decision.

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

                                   ARTICLE VI

                                TERM OF AGREEMENT

6.1 Primary Term - This Agreement shall become effective on May 1, 2003 (herein referred to as the "Effective Date") and shall continue in full force and effect for a primary term of three years through April 30, 2006. At the expiration of the primary term, this Agreement will be extended for additional one-year periods, unless on or before 60 days prior to the expiration of the 8 primary term, either Party gives written notice to the other Party that it does not desire to extend the primary term.

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

                                   ARTICLE XI

                               BILLING AND PAYMENT

11.1 Billing and Payment - Seller shall render to Buyer, at the address indicated in Section 15.5 hereof, on or before the fifteenth (15th) day of each calendar month by certified, registered or overnight mail an invoice for all gas purchased during the preceding month according to the measurements, computations, and prices provided herein. Buyer agrees to make payment hereunder to Seller for its account in available funds by wire transfer or by mail at such location as Seller may from time to time designate in writing. Payment shall be made by Buyer within the later of (a) the twenty-fifth (25th) of the month or
(b) ten (10) days of the date of receipt of Seller's invoice; provided that if Columbia's billing schedule changes in either of their tariffs, then Buyer will pay Seller on an earlier date to coincide with the earlier of when payments are due to Columbia under the Firm Transportation Contracts. If the invoiced amount is not paid when 10 due, then interest on any unpaid amount shall accrue at the then current prime rate of interest as published under "Money Rates" by the Wall Street Journal, not to exceed any applicable maximum lawful rate together with any court costs, attorney's fees and all other costs of collection which Seller may incur in enforcing the terms of this Agreement. If such default continues for thirty (30) days after written notice from Seller to Buyer, Seller may suspend gas deliveries hereunder without liability and without prejudice to other remedies. Notwithstanding the above, if a good faith dispute arises between the Parties over the amounts due under the invoice for any matters, then Buyer will pay that portion of the statement not in dispute on or before the due date and both Parties will continue to perform , their obligations under this Agreement during such dispute; provided that Buyer will be required to provide, within 30 days of a written request by Seller, a good and sufficient surety bond guaranteeing payment to Seller of the amount ultimately found due.

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

                                  ARTICLE XIII

                                  FORCE MAJEURE

13.1 Force Majeure - If Buyer or Seller is rendered unable, wholly or in part, by force majeure to perform obligations under this Agreement, other than the obligation to make payments due under this Agreement, it is agreed that the performance of the respective obligations of Seller and Buyer to deliver or purchase and receive gas, so far as they are affected by force majeure, shall be excused and suspended from the inception of any such inability until it is corrected, but for no longer period. Buyer or Seller, whichever is claiming such inability, shall give notice thereof to the other as soon as practicable-after the occurrence of the force majeure. Such notice may be given orally or in writing, but, if given orally, it shall be promptly confirmed in writing, giving reasonably full particulars. Such inability shall be promptly corrected to the extent it may be corrected through the exercise of reasonable diligence by the other Party claiming inability by reason of force majeure.

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

15.3 Third Party Beneficiaries - Neither Buyer nor Seller intend for the provisions of this Agreement to benefit any third party: No third party shall have any right to enforce the terms of this Agreement against Buyer or Seller.

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

Buyer:

Delta Natural Gas Company, Inc.
3617 Lexington Road
Winchester, KY 40391
Attention: Mr. Brian Ramsey
Phone: 859-744-6171 Ext.158
Fax: 859-744-3623
Email: bramsey@deltagas. com

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

IN WITNESS WHEREOF, this Agreement is executed in multiple counterparts, each of which is an original as of July 15 , 2003.

DELTA NATURAL GAS COMPANY, INC.                   WOODWARD MARKETING, L.L.C.

                                                  By:     Rob Ellis
By:  George S.      Billings


Name: George S. Billings                          Name:       Rob Ellis
Title: Mgr. Gas Supply                            Title:      Sr. V.P.


                                                                                            EXHIBIT 12


                                          DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                              COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
                                                              TO FIXED CHARGES



                                     2005               2004               2003               2002              2001
                                     ----               ----               ----               ----              ----

Earnings
  Net income                        $ 4,998,619       $3,838,059         $3,850,607         $3,636,713        $3,635,895
  Provisions for income
    taxes                             3,103,200        2,359,600          2,413,357          2,249,500         2,232,500
  Fixed charges                       4,494,445        4,424,777          4,665,030          4,806,457         5,140,965
                                      ---------        ---------          ---------          ---------         ---------

       Total                        $12,596,264      $10,622,436        $10,928,994        $10,692,670       $11,009,360
                                    ===========      ===========        ===========        ===========       ===========


Fixed Charges
  Interest on debt                  $ 4,229,261       $4,158,988         $4,441,037         $4,620,597        $4,955,805
  Amortization of debt
    expense                             236,184          236,789            193,993            161,160           161,160
  One third of rental
    expense                              29,000           29,000             30,000             24,700            24,000
                               --------  ------  ---------------  ---------  ------  ---------  ------  --------- ------

       Total                        $ 4,494,445       $4,424,777         $4,665,030         $4,806,457        $5,140,965
                                    ===========       ==========         ==========         ==========        ==========


Ratio of earnings to
  fixed charges                           2.80x            2.40x              2.34x              2.22x             2.14x


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

                                                                     EXHIBIT 23





            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 33-104301 of (1) our report dated August 31, 2005 relating to the financial statements and financial statement schedule of Delta Natural Gas Company, Inc. and subsidiaries (which report expresses an unqualified opinion on the Company's consolidated financial statements and financial statement schedule and includes an explanatory paragraph referring to the Company's change effective July 1, 2002 in its method of accounting for asset retirement obligations) and (2) our report dated August 31, 2005 relating to management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Delta Natural Gas Company Inc. for the year ended June 30, 2005.



Cincinnati, Ohio
August 31, 2005

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

  Date:  September 2, 2005


  By:   /s/Glenn R. Jennings
        Glenn R. Jennings
        President and Chief Executive Officer

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

Date:    September 2, 2005


By:      /s/John F. Hall
            John F. Hall
            Vice President - Finance, Secretary and Treasurer

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.




         /s/Glenn R. Jennings
         Glenn R. Jennings
         President and Chief Executive Officer

         September 2, 2005

                                                                Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.







 /s/John F. Hall
 John F. Hall
 Vice President - Finance, Secretary and Treasurer

 September 2, 2005