Form 10-K/A
period 2005-06-30
DELTA NATURAL GAS CO INC
filed 2005-09-06
CIK 277375

================================================================================

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

================================================================================

EXPLANATORY NOTE:

     As originally filed on September 2, 2005, the Registrant's Form 10-K inadvertently omitted the signature of our Independent Registered Public Accounting Firm. To correct that oversight, this Form 10K/A Amendment No. 1 contains the required signature.





                                  SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of September, 2005.


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

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 31, 2005

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

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 31, 2005

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

DELOITTE & TOUCHE LLP

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

  Date:  September 6, 2005


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

Date:    September 6, 2005


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

         September 6, 2005

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

 September 6, 2005