Form 10-Q
period 2005-09-30
DELTA NATURAL GAS CO INC
filed 2005-11-08
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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


                    Common Shares, Par Value $1.00 Per Share
             3,237,149 Shares Outstanding as of September 30, 2005.

                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q


  PART I - FINANCIAL INFORMATION                                             3

  ITEM 1 - Financial Statements                                              3

  Consolidated Statements of Income (Loss) (Unaudited) for
  the three and twelve month periods ended September 30,
  2005 and 2004                                                              3

  Consolidated Balance Sheets (Unaudited) as of
  September 30, 2005, June 30, 2005 and September 30, 2004                   4

  Consolidated Statements of Changes in Shareholders'
  Equity (Unaudited) for the three and twelve month
  periods ended September 30, 2005 and 2004                                  5

  Consolidated Statements of Cash Flows (Unaudited)
  for the three and twelve month periods ended
  September 30, 2005 and 2004                                                7

  Notes to Consolidated Financial Statements (Unaudited)                     8

  ITEM 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             13

  ITEM 3 - Quantitative and Qualitative Disclosures
  About Market Risk                                                         19

  ITEM 4 - Controls and Procedures                                          20


  PART II.  OTHER INFORMATION                                               21

  ITEM 1 - Legal Proceedings                                                21

  ITEM 2 - Unregistered Sales of Equity Securities and
  Use of Proceeds                                                           21

  ITEM 3 - Defaults Upon Senior Securities                                  21

  ITEM 4 - Submission of Matters to a Vote of
  Security Holders                                                          21

  ITEM 5 - Other Information                                                21

  ITEM 6 - Exhibits                                                         22

  Signatures                                                                23



                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                             Three Months Ended                     Twelve Months Ended
                                                September 30,                  September 30,
                                             2005            2004                2005                  2004
                                             ----            ------              ----                  ----

OPERATING REVENUES                     $ 14,224,340      $  9,811,632        $  88,593,936    $  78,867,404
                                     ------------------------------------  -----------------------------------

OPERATING EXPENSES
  Purchased gas                        $  9,886,434      $  6,138,888        $  57,194,529    $  51,624,145
  Operation and maintenance               2,753,370         2,847,842           12,210,549       10,985,106
  Depreciation and depletion              1,028,782         1,146,785            4,131,503        4,512,944
  Taxes other than income taxes             383,257           408,366            1,664,482        1,620,631
  Income tax expense (benefit)             (364,800)         (689,800)           3,428,200        2,209,600
                                     ------------------------------------  -----------------------------------

    Total operating expenses           $ 13,687,043      $  9,852,081        $  78,629,263    $  70,952,426
                                     ------------------------------------  -----------------------------------
                                     ------------------------------------  -----------------------------------

OPERATING INCOME (LOSS)                $    537,297      $    (40,449)       $   9,964,673    $   7,914,978

OTHER INCOME AND DEDUCTIONS, NET             12,851            12,278               77,710           61,929

INTEREST CHARGES                          1,124,617         1,092,578            4,497,484        4,395,872
                                     ------------------------------------  -----------------------------------

NET INCOME (LOSS)                      $   (574,469)     $ (1,120,749)       $   5,544,899    $   3,581,035
                                     ====================================  ===================================

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                    $      (.18)      $      (.35)        $      1.72      $      1.12
                                     ====================================  ===================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND
  DILUTED)                                3,232,827         3,207,089            3,223,214        3,193,846

DIVIDENDS DECLARED PER COMMON SHARE    $       .30       $      .295         $       1.185     $       1.18


     The accompanying notes to consolidated financial statements are an integral part of these statements.



            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,            June 30,          September 30,
                                                        -------------            --------          -------------
                                                            2005                   2005                    2004
                                                            ----                   ----                    ----

GAS UTILITY PLANT, AT COST                             $       176,892,517    $       174,711,253   $       170,976,284
  Less-Accumulated provision
   for depreciation                                            (59,038,238)           (58,171,285)          (55,846,103)
                                                       --------------------   --------------------- -----------------------


      Net gas plant                                    $       117,854,279    $       116,539,968   $       115,130,181
                                                       ---------------------- --------------------- -----------------------

CURRENT ASSETS
  Cash and cash equivalents                            $           172,113    $           127,530   $           170,201
  Accounts receivable, less accumulated pro-
   visions for doubtful accounts of $289,000,
   $310,000 and $321,000, respectively                           7,418,582              6,549,567             3,922,380
  Gas in storage, at average cost                               17,627,171              9,193,664            14,684,154
  Deferred gas costs                                             4,292,143              2,646,868             1,998,880
  Materials and supplies   , at first-in,
   first-out cost                                                  683,273                957,786               373,306
  Prepayments                                                    1,677,246                993,507             2,145,169
                                                       ---------------------- --------------------- -----------------------
      Total current assets                             $        31,870,528    $        20,468,922   $        23,294,090
                                                       ---------------------- --------------------- -----------------------

OTHER ASSETS
  Cash surrender value of
   officers' life insurance                            $           387,193    $           387,193   $           376,930
  Note receivable from officer                                      80,000                 86,000               104,000
  Prepaid pension cost                                           2,991,970              3,171,247             2,555,264
  Unamortized debt expense and other                             4,032,962              4,108,887             4,244,563
                                                                                                    -----------------------
                                                       ---------------------- --------------------- -----------------------
      Total other assets                               $         7,492,125    $         7,753,327   $         7,280,757
                                                       ---                    --------------------- -----------------------
                                                         --------------------
        Total assets                                   $       157,216,932    $       144,762,217   $       145,705,028
                                                       ====================== ===================== =======================

              LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity
   Common shares ($1.00 par value)                     $         3,237,149    $         3,229,988   $         3,212,125
   Premium on common shares                                     45,171,631             44,973,352            44,513,068
   Capital stock expense                                        (2,597,999)            (2,597,999)           (2,597,999)
   Retained earnings                                             3,649,654              5,194,113             1,924,224
                                                       ---------------------- --------------------- -----------------------
      Total common shareholders' equity                $        49,460,435    $        50,799,454   $        47,051,418
  Long-term debt                                                52,635,000             52,707,000            53,003,000
                                                       ---------------------- --------------------- -----------------------
      Total capitalization                             $       102,095,435    $       103,506,454   $       100,054,418
                                                       ---------------------- --------------------- -----------------------

CURRENT LIABILITIES
   Notes payable                                       $        15,508,747    $         5,959,122   $        14,701,251
   Current portion of long-term debt                             1,650,000              1,650,000             1,650,000
   Accounts payable                                             11,372,270              7,404,478             5,242,756
   Accrued taxes                                                   827,745              1,116,178             1,141,570
   Customers' deposits                                             456,910                472,512               449,481
   Accrued interest on debt                                      1,532,717                899,964             1,503,049
   Accrued vacation                                                669,523                661,337               612,295
   Other liabilities                                             1,409,549              1,394,490               693,086
                                                       ---------------------- --------------------- -----------------------
      Total current liabilities                        $        33,427,461    $        19,558,081   $        25,993,488
                                                       ---------------------- --------------------- -----------------------

DEFERRED CREDITS AND OTHER
   Deferred income taxes                               $        18,493,300    $        18,493,300   $        17,597,611
   Investment tax credits                                          278,800                288,200               316,700
   Regulatory liabilities                                        2,582,238              2,581,387             1,443,338
   Advances for construction and other                             339,698                334,795               299,473
                                                       ---------------------- --------------------- -----------------------
      Total deferred credits and other                 $        21,694,036    $        21,697,682   $        19,657,122
                                                       ---------------------- --------------------- -----------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8 & 9)
           Total liabilities and
               shareholders' equity
                                                       $       157,216,932    $       144,762,217   $       145,705,028
                                                       ====================== ===================== =======================


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      Three Months Ended                       Twelve Months Ended
                                                         September 30,                             September 30,
                                                   2005                 2004                  2005                 2004
                                                   ----                 ----                  ----                 ----

   COMMON SHARES
      Balance, beginning of period            $ 3,229,988           $ 3,200,715          $ 3,212,125           $ 3,179,086
       Dividend reinvestment and
        stock purchase plan                         7,161                 6,584               25,024                28,073
       Employee stock purchase plan
        and other                                       -                 4,826                    -                 4,966
                                              -----------           -----------          -----------           -----------

      Balance, end of period                  $ 3,237,149           $ 3,212,125          $ 3,237,149           $ 3,212,125
                                              ===========           ===========          ===========           ===========

   PREMIUM ON COMMON SHARES
      Balance, beginning of period            $44,973,352           $44,236,128          $44,513,068           $43,731,668
       Dividend reinvestment and
        stock purchase plan                       198,279               164,205              658,563               665,536
       Employee stock purchase plan
        and other                                       -               112,735                    -               115,864
                                              -----------           -----------          -----------           -----------

      Balance, end of period                  $45,171,631           $44,513,068          $45,171,631           $44,513,068
                                              ===========           ===========          ===========           ===========

   CAPITAL STOCK EXPENSE
      Balance, beginning of period            $(2,597,999)          $(2,597,999)         $(2,597,999)          $(2,598,146)
       Dividend reinvestment and
        stock purchase plan                             -                     -                    -                   147
                                              -----------           -----------          -----------           -----------

      Balance, end of period                  $(2,597,999)          $(2,597,999)         $(2,597,999)          $(2,597,999)
                                              ===========           ===========          ===========           ===========

   ACCUMULATED OTHER COMPREHENSIVE
         INCOME (LOSS)
      Balance, beginning of period            $         -           $         -          $         -           $(2,050,636)
       Minimum pension liability
        adjustment, net of tax
        benefit of $1,335,800                           -                     -                    -             2,050,636
                                              -----------           -----------          -----------           -----------

      Balance, end of period                  $         -           $         -          $         -           $         -
                                              ===========           ===========          ===========           ===========




     The accompanying notes to consolidated financial statements are an integral part of these statements.


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (cont'd)

                                                       (UNAUDITED)
                                                   Three Months Ended                            Twelve Months Ended
                                                       September 30,                                  September 30,
                                                     2005                 2004                 2005                 2004
                                                     ----                 ----                 ----                 ----

     Retained Earnings
       Balance, beginning of period                 $ 5,194,113       $ 3,991,317          $ 1,924,224          $ 2,110,947
         Net income (loss)                             (574,469)       (1,120,749)           5,544,899            3,581,035
         Cash dividends declared on
           common shares (See
           Consolidated Statements
           of Income (Loss) for rates)                 (969,990)         (946,344)          (3,819,469)          (3,767,758)
                                                     -----------         -----------        -----------          -----------

       Balance, end of period                       $ 3,649,654        $ 1,924,224         $ 3,649,654           $ 1,924,224
                                                    =============      ===========         =============          ===========

     Common Shareholders' Equity
       Balance, beginning of period                 $50,799,454        $48,830,161          $47,051,418          $44,372,919
         Comprehensive income (loss)
           Net income (loss)                           (574,469)       (1,120,749)           5,544,899            3,581,035
           Other comprehensive
             income                                          -                  -                    -            2,050,636
                                                    -----------        -----------          -----------          -----------
         Comprehensive income (loss)               $  (574,469)        $(1,120,749)         $ 5,544,899          $ 5,631,671

         Issuance of common stock                      205,440             288,350              683,587              814,586
         Dividends on common stock                    (969,990)           (946,344)          (3,819,469)          (3,767,758)
                                                    -----------         -----------          -----------          -----------

       Balance, end of period                      $49,460,435         $47,051,418          $49,460,435          $47,051,418
                                                  ==============       ===========          =============       ============



     The accompanying notes to consolidated financial statements are an integral part of these statements.



            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Three Months Ended                Twelve Months Ended
                                                    September 30,                      September 30,
                                                 2005          2004                 2005          2004
                                                 ----          ----                 ----          ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                        $    (574,469)  $    (1,120,749) $      5,544,899   $    3,581,035
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities
      Depreciation, depletion
       and amortization                        1,106,127         1,201,610         4,434,789        4,738,638
      Deferred income taxes and
       investment tax credits                    (26,925)          (15,900)        1,930,064        1,905,755
      Other, net                                 (48,201)          148,488           (50,038)         686,858
  Decrease (increase)in assets               (11,173,166)       (7,467,366)       (9,089,180)       2,640,449
  Increase (decrease) in
    liabilities                                4,178,741          (747,006)        6,197,145       (4,171,448)
                                           --------------------------------------------------- -----------------
      Net cash provided by (used
        in) operating activities           $  (6,537,893)  $    (8,000,923) $      8,967,679   $    9,381,287
                                           --------------------------------------------------- -----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                     $  (2,143,360)  $    (1,256,787) $     (6,501,300)  $   (6,497,145)
  Proceeds from sale of property,
     plant and equipment                          12,761                 -           231,919                -
                                           --------------------------------------------------- -----------------
                                           --------------------------------------------------- -----------------
      Net cash used in
        investing activities               $  (2,130,599)  $    (1,256,787) $     (6,269,381)  $   (6,497,145)
                                           --------------------------------------------------- -----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock                $    (969,990)  $      (946,344) $     (3,819,469)  $   (3,767,758)
  Issuance of common stock, net                  205,440           288,350           683,587          814,586
  Repayment of long-term debt                    (72,000)          (46,000)         (368,000)        (329,000)
  Issuance of notes payable                   18,861,497        17,467,398        64,301,405       55,940,010
  Repayment of notes payable                  (9,311,872)       (7,504,327)      (63,493,909)     (55,572,225)
                                           --------------------------------------------------- -----------------
      Net cash provided by (used
        in) financing activities           $   8,713,075   $     9,259,077  $     (2,696,386)  $   (2,914,387)
                                           --------------------------------------------------- -----------------

NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS                 $      44,583   $         1,367  $          1,912   $      (30,245)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             127,530           168,834           170,201          200,446
                                           --------------------------------------------------- -----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             $     172,113   $       170,201  $        172,113   $      170,201
                                           =================================================== =================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                                $     432,819   $       431,854  $      4,231,632   $    4,165,807
   Income taxes (net of refunds)                 276,700           173,200           287,779          931,961


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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2005 and 2004, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Our fiscal year end is June 30. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2005. Certain reclassifications have been made to prior-period amounts to conform to the 2005 presentation.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, we recorded regulated revenues and gas costs on a billed basis in accordance with the ratemaking treatment followed by the Kentucky Public Service Commission for both financial reporting and regulatory purposes. In connection with receiving the rate order discussed in Note 10, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements. Therefore, at September 30, 2005, we estimated that 54,000 Mcf of the gas consumed by our customers during September was unbilled, and, at June 30, 2005, we estimated that 58,000 Mcf of the gas consumed by our customers during June was unbilled. Reflecting the sales of these unbilled volumes in the accompanying financial statements resulted in a non-recurring increase to operating income of $611,000 and net income of $370,000 for the twelve month period ended September 30, 2005. At September 30, 2005 and June 30, 2005, respectively, unbilled revenues of $1,277,000 and $1,246,000 and unbilled gas costs of $665,000 and $629,000 are included in accounts receivable and deferred gas costs, respectively, in the accompanying balance sheets.

(4) In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations. An asset retirement obligation is conditional when either the timing or the method of setting the obligation (or both) is conditioned on a future event. We are currently evaluating our asset retirement obligations in light of Interpretation No. 47 and the impact, if any, adopting this Interpretation will have on our June 30, 2006 financial position, cash flows or results of operations.

     We have not entered into any share-based payment transactions, therefore, the adoption of Statement of Financial Accounting Standards No. 123(R), entitled Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107, entitled Share-Based Payment, will have no impact on us.

(5) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

                                                      Three Months Ended
                                                         September 30,
                                                  2005                   2004
                                                  ----                   ----

   Service cost                                $   194,926          $   178,700
   Interest cost                                   174,389              153,093
   Expected return on plan assets                 (232,828)            (215,765)
   Amortization of unrecognized
      net loss                                      64,335               44,407
   Amortization of prior service cost              (21,545)             (21,545)
                                               -----------          -----------
        Net periodic benefit cost              $   179,277          $   138,890
                                               ===========          ===========


                                                       Twelve Months Ended
                                                          September 30,

                                                    2005                   2004
                                                    ----                   ----

   Service cost                                $   731,026          $   675,777
   Interest cost                                   633,668              570,980
   Expected return on plan assets                 (880,123)            (718,883)
   Amortization of unrecognized
     net loss                                       197,556             241,270
   Amortization of prior service cost               (86,180)            (86,179)
                                                -----------         -----------
        Net periodic benefit cost              $   595,947          $   682,965
                                               ===========          ===========



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

(6) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $80,000, $86,000 and $104,000 as of September 30, 2005, June 30, 2005 and September 30, 2004, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(7) Our current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $15,509,000, $5,959,000 and $14,701,000 were borrowed having a weighted average interest rate of 4.72%, 4.14% and 2.67%, as of September 30, 2005, June 30, 2005 and September 30, 2004, respectively.

     Our line of credit agreement and the indentures relating to all of our publicly held debentures contain defined "events of default" which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most significant:

     o Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and

     o We may not assume any mortgage indebtedness in excess of $2,000,000 without effectively securing all debentures equally to such additional indebtedness.

          Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit and all of the debentures. We were not in default on any of our line of credit or debenture agreements during any period presented.

(8) We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.2 million would be paid in addition to continuation of specified benefits for up to five years.

(9) A lawsuit was filed on January 24, 2005 against us by a former employee, alleging that we did not pay appropriate compensation for the employee's work for us over the period from January, 1982 through December, 2002.
     Although we believe that the complaint has no merit, and we intend to vigorously defend against it, we cannot predict the outcome of this action on our liquidity, financial condition or results of operations.

     We are not a party to any other legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(10) The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and our transportation services. The Kentucky Public Service Commission regulation of our business includes setting the rates we are permitted to charge our retail customers and our transportation customers.

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

     The test year for the case was the twelve months ended December 31, 2003. The Kentucky Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

(11) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $3,146,000 and $11,644,000 of non-regulated revenues for the three and twelve months ended September 30, 2005, respectively.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2005. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenue and expense is recorded at our tariff rates. Operating expenses, taxes and interest are allocated to the non-regulated segment.

     Segment information is shown below for the periods:

                                       Three Months          Twelve Months
                                          Ended                 Ended
                                       September 30,         September 30,
                                   2005          2004     2005            2004
($000)
                                   ----          ----     ----            ----
Operating Revenues
   Regulated
     External customers           5,332         4,468    53,073       53,096
     Intersegment                   732           692     3,399        3,207
                                  ------        -----    ------       ------
        Total regulated           6,064         5,160    56,472       55,303
                                  -----         -----    ------       ------


Non-regulated external
customers                         8,892         5,344    35,521        26,771

Eliminations for intersegment      (732)         (692)   (3,399)      (3,207)
                                   ----         -----    ------        ------
       Total operating revenues  14,224         9,812    88,594        78,867
                                 ======         =====    ======        ======

Net Income (Loss)
   Regulated                      (913)       (1,313)    3,200         2,052
   Non-regulateld                  339           192     2,345         1,529
                                   ---           ---     -----         -----
        Total net income (loss)   (574)       (1,121)    5,545         3,581
                                   ====        ======     =====         =====

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

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheet (see Note 6 of the Notes to Consolidated Financial Statements). Notes payable increased to $15,509,000 at September 30, 2005, compared with $5,959,000 at June 30, 2005 and
$14,701,000 at September 30, 2004. These increases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $2,143,000 and $6,501,000 during the three and twelve months ended September 30, 2005, respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $52,635,000 at September 30, 2005, compared with $52,707,000 and $53,003,000 at June 30, 2005 and September 30, 2004,
respectively. These decreases resulted from provisions in the debentures allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents increased to $172,000 at September 30, 2005, compared with $128,000 at June 30, 2005 and $170,000 at September 30, 2004. These changes in cash and cash equivalents for the three and twelve months ended September 30, 2005 are summarized in the following table:



                                                      Three Months                  Twelve Months
                                                         Ended                           Ended
                                                      September 30,                 September 30,
 ($000)                                           2005             2004            2005            2004
                                                  ----             ----           ----             ----

 Provided by (used in) operating activities      (6,538)          (8,001)          8,967           9,381

 Used in investing activities                    (2,130)          (1,257)         (6,269)         (6,497)

 Provided by (used in) financing activities
                                                  8,713            9,259          (2,696)         (2,914)
                                                -------           ------          ------         -------

 Increase (decrease) in cash
   and cash equivalents                              45                1               2             (30)
                                                =======           ======          ======         =======


     For the three months ended September 30, 2005, cash used in operating activities decreased $1,463,000 compared to the three months ended September 30, 2004 due to favorable working capital fluctuations in the timing of gas payables, offset by unfavorable working capital fluctuations in gas in storage, deferred gas costs, gas prepayments and accounts receivable.

     For the twelve months ended September 30, 2005, cash provided by operating activities decreased $414,000 compared to the twelve months ended September 30, 2004 due in part to unfavorable working capital fluctuations in deferred gas costs, gas prepayments and accounts receivable, offset by favorable working capital fluctuations in the timing of gas payables, prepayments and increased net income.

     Changes in cash used in investing activities resulted primarily from changes in the level of capital expenditures between periods.

     For the three months ended September 30, 2005, cash provided by financing activities decreased $546,000 compared to the three months ended September 30, 2004, primarily due to decreased net borrowings on the short-term line of credit between years.

     For the twelve months ended September 30, 2005, cash used in financing activities decreased $218,000 primarily due to decreased net borrowings on the short-term line of credit between years.


Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2006 to be $8.3 million, a $3 million increase from fiscal 2005 capital expenditures. The major reason for this increase is a 13 mile transmission pipeline project, started in 2005 and to be completed in 2006 at an estimated total cost of $4 million, that replaces an existing pipeline facility and also accesses additional gas production areas to enhance our transportation opportunities for the future.

     See Notes 8 and 9 of the Notes to Consolidated Financial Statements for other commitments and contingencies.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $15,509,000 was borrowed at September 30, 2005, classified as notes payable in the accompanying balance sheet. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2007.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices, and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, Delta filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of $4,277,000, an increase of 7.41%. The test year for the case was December 31, 2003. The Kentucky Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

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

     In the following table we set forth variations in our gross margins for the three and twelve months ended September 30, 2005 compared with the same periods in the preceding year:

                                                        2005 compared to 2004
                                                    Three Months   Twelve Months
                                                        Ended          Ended
         $000                                       September 30,  September 30,
                                                    -------------  -------------
Increase (decrease) in our regulated
  Gross margins
    Gas rates                                           481          2,868
    Gas volumes                                        (250)        (2,059)
    Weather normalization adjustment                      -            531
    Non-recurring unbilled gross margin                  (5)           611
  On-system transportation                               29            513
  Off-system transportation                             139            188
  Other                                                  15             24
Increase in regulated intersegment
  elimination                                           (40)          (192)
                                                    -------        -------
                                                        369          2,484
                                                    -------        -------

Increase (decrease) in our non-regulated
  Gross margins
    Gas rates                                           114          1,284
    Gas volumes                                         184            365
  Transportation expenses                               (40)          (192)
  Other                                                  (2)            23
Decrease in non-regulated intersegment
  elimination                                            40            192
                                                    -------        -------
                                                        296          1,672
                                                    -------        -------
Increase in our consolidated
  gross margins                                         665          4,156
                                                    =======        =======

===============================================================================

Percentage increase (decrease) in our
  regulated volumes
    Gas sales                                         (13.0)        (11.3)
    On-system transportation                            0.9           4.7
    Off-system transportation                          34.7          10.5
Percentage increase (decrease) in our
  non-regulated gas sales volumes                      17.4           6.1




     Heating degree days billed were 92% of normal thirty year average temperatures for the twelve months ended September 30, 2005 as compared with 96% of normal temperatures in 2004. A "heating degree day" results from a day during which the average of the high and low temperature is one degree less than 65 degrees Fahrenheit.

     The increase in gross margins for the three months ended September 30, 2005 of $665,000 was due primarily to a $595,000 increase in gas rates. Regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 10 of the Notes to Consolidated Financial Statements. Non-regulated gas rates increased reflecting increases in the market price of natural gas.

     The increase in gross margins for the twelve months ended September 30, 2005 of $4,156,000 was due primarily to a $4,152,000 increase in gas rates. Regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 10 of the Notes to Consolidated Financial Statements. Non-regulated gas rates increased reflecting increases in the market price of natural gas. Due to recording unbilled regulated margins on 54,000 Mcf of unbilled regulated volumes as discussed in
Note 3 of the Notes to Consolidated Financial Statements, $611,000 of the increase is non-recurring. We began recording these unbilled regulated margins in connection with receiving our rate order approving new base rates effective during October, 2004. In addition, the weather normalization adjustment increased gross margins $531,000 as the result of warmer weather in the 2005 period. Partially offsetting these increases was a 11.3% decrease in regulated gas sales volumes due to 5% warmer weather in the 2005 period, which resulted in a $2,059,000 decrease in gross margins.


Operation and Maintenance

     The $1,225,000 increase in operation and maintenance expenses for the twelve months ended September 30, 2005 is primarily due to a $660,000 increase in compensation expense resulting from increasing base salary and bonus amounts and a $306,000 increase in employee medical expenses. To a lesser extent, the company also experienced increases in insurance expense, directors' fees and uncollectible account expense.


Depreciation and Depletion

     The decrease in depreciation and depletion expense for the three and twelve months ended September 30, 2005 of $118,000 and $381,000, respectively, resulted from the implementation of decreased regulated depreciation rates effective October 7, 2004 as approved in general rate case No. 2004-00067.


Income Taxes

     The decrease in income tax benefit for the three months ended September 30, 2005 of $325,000 is attributable to the decrease in net loss before income tax benefit. The decrease in net loss before income tax benefit is primarily attributable to an additional $903,000 of operating income before income tax benefit for the three months ended September 30, 2005. The increase in income tax expense for the twelve months ended September 30, 2005 of $1,219,000 is attributable to the increase in net income before income tax expense. The increase in net income before income tax expense is primarily attributable to the increase in operating income before income tax expense, which increased 32.3% for the twelve months ended September 30, 2005.




BASIC AND DILUTED EARNINGS PER COMMON SHARE

     For the three and twelve months ended September 30, 2005 and 2004, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas. Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. For our regulated business, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $15,509,000, $5,959,000 and $14,701,000 on September 30, 2005, June 30, 2005 and
September 30, 2004, respectively. Based on the amount of our outstanding short-term line of credit on September 30, 2005, June 30, 2005 and September 30, 2004, a one percent (one hundred basis point) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $155,000, $60,000 and $147,000, respectively.


ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended September 30, 2005 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS.

(a)  Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DELTA NATURAL GAS COMPANY, INC.
                                         (Registrant)


                                         /s/Glenn R. Jennings
                                         --------------------------------------
  DATE:  November 8, 2005                Glenn R. Jennings
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)


                                         /s/John F. Hall
                                         --------------------------------------
                                         John F. Hall
                                         Vice President - Finance, Secretary
                                         and Treasurer
                                         (Principal Financial Officer)


                                         /s/John B. Brown
                                         --------------------------------------
                                         John B. Brown
                                         Vice President - Controller
                                         (Principal Accounting Officer)

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

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


Date:  November 8, 2005


By:  /s/Glenn R. Jennings
     -----------------------------------------------

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

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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



 Date:  November 8, 2005


 By:  /s/John F. Hall
      ------------------------------------------------
      John F. Hall
      Vice President - Finance, Secretary and Treasurer

                                                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn
R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.


                  November 8, 2005


 /s/Glenn R. Jennings
 ---------------------------------------------
 Glenn R. Jennings
 President and Chief Executive Officer

                                                                  Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.




   November 8, 2005


   /s/John F. Hall
   -------------------------------------------
   John F. Hall
   Vice President - Finance, Secretary and Treasurer