Form 10-Q
period 2005-12-31
DELTA NATURAL GAS CO INC
filed 2006-02-07
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2005.


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

                                  YES X . NO .
                                    ----

                    Common Shares, Par Value $1.00 Per Share
              3,242,502 Shares Outstanding as of December 31, 2005.




                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                3

ITEM 1 - Financial Statements                                                 3

Consolidated Statements of Income (Unaudited) for the
three, six and twelve month periods ended December 31,
2005 and 2004
    3

Consolidated Balance Sheets (Unaudited) as of
December 31, 2005, June 30, 2005 and December 31, 2004                        4

Consolidated Statements of Changes in Shareholders'
Equity (Unaudited) for the six and twelve month
periods ended December 31, 2005 and 2004                                      5

Consolidated Statements of Cash Flows (Unaudited)
for the six and twelve month periods ended
December 31, 2005 and 2004                                                    6

Notes to Consolidated Financial Statements (Unaudited)                        7

ITEM 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                                13

ITEM 3 - Quantitative and Qualitative Disclosures
About Market Risk                                                            18

ITEM 4 - Controls and Procedures                                             19

PART II.  OTHER INFORMATION                                                  19

ITEM 1 - Legal Proceedings                                                   19

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         19

ITEM 3 - Defaults Upon Senior Securities                                     20

ITEM 4 - Submission of Matters to a Vote of
Security Holders                                                             20

ITEM 5 - Other Information                                                   20

ITEM 6 - Exhibits                                                            20

Signatures                                                                   21




                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended            Six Months Ended               Twelve Months Ended
                                                December 31,                  December 31,                   December 31,
                                           2005            2004            2005          2004             2005         2004
                                           ----            ----            ----          ----


OPERATING REVENUES                   $  42,060,769    $ 25,778,315   $ 56,285,109  $ 35,589,947    $ 104,876,392   $  87,817,276
                                     -------------     -----------   ------------  ------------    -------------   -------------

OPERATING EXPENSES
  Purchased gas                      $  31,610,522    $ 15,870,632   $ 41,496,956  $ 22,009,520    $  72,934,420   $  56,747,403
  Operation and maintenance              3,031,857       2,871,371      5,785,227     5,719,213       12,371,036      11,009,443
  Depreciation and depletion             1,036,958       1,059,450      2,065,740     2,206,235        4,109,011       4,476,146
  Taxes other than income taxes            430,893         390,853        814,150       799,219        1,704,522       1,637,364
  Income tax expense                     1,786,800       1,690,200      1,422,000     1,000,400        3,524,800       3,670,800
                                     -------------    ------------   ------------  ------------   --------------   -------------

    Total operating expenses         $  37,897,030    $ 21,882,506   $ 51,584,073  $ 31,734,587    $  94,643,789   $  77,541,156
                                     -------------    ------------   ------------  ------------    -------------   -------------

OPERATING INCOME                     $   4,163,739    $  3,895,809   $  4,701,036  $  3,855,360    $  10,232,603   $  10,276,120

OTHER INCOME AND DEDUCTIONS, NET            16,166          50,301         29,017        62,579           43,575         101,254

INTEREST CHARGES                         1,286,741       1,157,059      2,411,358     2,249,637        4,627,166       4,416,314
                                     -------------    ------------   ------------   ------------  --------------   -------------

NET INCOME                           $  2,893,164     $  2,789,051   $  2,318,695   $ 1,668,302   $    5,649,012   $   5,961,060
                                     ============     ============   ============   ===========   ==============   =============

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                   $        .89     $        .87   $        .72   $       .52   $         1.75   $        1.86
                                     ============     ============   ============   ============  ==============   =============
                                     ============     ============   ============   ============  ==============   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED)                   3,238,937       3,214,339       3,235,701     3,210,512        3,229,324       3,201,926

DIVIDENDS DECLARED PER
  COMMON SHARE                       $        .30     $      .295     $       .60    $      .59    $        1.19   $       1.18

     The accompanying notes to consolidated financial statements are an integral part of these statements.


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


       ASSETS                                     December 31, 2005    June  30,  2005   December 31, 2004
                                                  -----------------    ---------------   ----------------

GAS UTILITY PLANT, AT COST                        $ 178,733,805        $ 174,711,253     $   172,243,321
   Less-Accumulated provision
     for depreciation                               (60,042,707)         (58,171,285)       (56,680,237)
                                                                        -------------    ---------------
                                                   -------------
       Net gas plant                               $ 118,691,098       $ 116,539,968     $  115,563,084
                                                   -------------       -------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                       $     421,531       $     127,530     $      245,659
   Accounts receivable, less accumulated
     provisions for doubtful accounts of
     $523,000, $310,000 and $391,000,
     respectively                                     24,165,035           6,549,567         14,727,219
   Gas in storage, at average cost                    15,923,593           9,193,664         12,638,990
   Deferred gas costs                                  7,363,944           2,646,868          2,997,931
   Materials and supplies, at first-in,
     first-out cost                                      479,579             957,786            434,228
   Prepayments                                         3,218,179             993,507          1,654,618
                                                   -------------      --------------      -------------
       Total current assets                        $  51,571,861      $   20,468,922     $   32,698,645
                                                   -------------      --------------      -------------
OTHER ASSETS
   Cash surrender value of
     officers' life insurance                      $     387,193      $      387,193     $      376,930
   Note receivable from officer                           74,000              86,000             98,000
   Prepaid pension cost                                2,812,694           3,171,247          2,416,373
   Unamortized debt expense and other                  4,016,183           4,108,887          4,262,786
                                                   -------------      --------------      -------------
       Total other assets                          $   7,290,070      $    7,753,327     $    7,154,089
                                                   -------------      --------------      -------------

         Total assets                              $ 177,553,029      $  144,762,217     $  155,415,818
                                                   =============      ==============      =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
CAPITALIZATION
   Common shareholders' equity
     Common shares ($1.00 par value)               $   3,242,502      $     3,229,988     $    3,218,186
     Premium on common shares                         45,309,685           44,973,352         44,670,611
     Capital stock expense                            (2,599,226)          (2,597,999)        (2,597,999)
     Retained earnings                                 5,571,314            5,194,113          3,765,184
                                                   -------------      ---------------     --------------
       Total common shareholders' equity           $  51,524,275      $    50,799,454     $   49,055,982
   Long-term debt                                     52,191,000           52,707,000         52,823,000
                                                   -------------      ---------------     --------------
          Total capitalization                     $ 103,715,275      $   103,506,454     $  101,878,982
                                                   -------------      ---------------     --------------
CURRENT LIABILITIES
   Notes payable                                   $  32,034,527      $     5,959,122     $   17,838,295
   Current portion of long-term debt                   1,650,000            1,650,000          1,650,000
   Accounts payable                                   12,033,969            7,404,478          8,492,932
   Accrued taxes                                       2,252,078            1,116,178          1,564,708
   Customers' deposits                                   585,833              472,512            623,180
   Accrued interest on debt                              888,380              899,964            894,347
   Accrued vacation                                      560,433              661,337            538,287
   Other liabilities                                   1,426,752            1,394,490            729,455
                                                   -------------      ---------------     --------------
       Total current liabilities                   $  51,431,972      $    19,558,081     $   32,331,204
                                                   -------------      ---------------     --------------
DEFERRED CREDITS AND OTHER
   Deferred income taxes                           $  19,187,750      $    18,493,300     $   19,115,535
   Investment tax credits                                269,400              288,200            307,200
   Regulatory liabilities                              2,544,875            2,581,387          1,452,137
   Advances for construction and other                   403,757              334,795            330,760
                                                   -------------      ---------------    --------------
                                                   -------------      ---------------    --------------

       Total deferred credits and other            $  22,405,782      $    21,697,682     $   21,205,632
                                                   -------------      ---------------     --------------
                                                   -------------      ---------------     --------------
COMMITMENTS AND CONTINGENCIES
  (NOTES 9 and 10)
       Total liabilities and
         shareholders' equity                      $ 177,553,029      $   144,762,217     $  155,415,818
                                                   =============      ===============     ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.



            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      Six Months Ended                         Twelve Months Ended
                                                        December 31,                              December 31,
                                                 2005                 2004                  2005                 2004
                                                 ----                 ----                  ----                 ----
COMMON SHARES
   Balance, beginning of period              $ 3,229,988          $ 3,200,715           $ 3,218,186          $ 3,187,044
    Dividend reinvestment and
     stock purchase plan                          12,514               12,645                24,316               26,316
    Employee stock purchase plan
     and other                                         -                4,826                     -                4,826
                                             -----------          -----------           -----------          -----------

   Balance, end of period                    $ 3,242,502          $ 3,218,186           $ 3,242,502          $ 3,218,186
                                             ===========          ===========           ===========          ===========

PREMIUM ON COMMON SHARES
   Balance, beginning of period              $44,973,352          $44,236,128           $44,670,611          $43,909,593
    Dividend reinvestment and
     stock purchase plan                         336,333              321,748               639,074              648,283
    Employee stock purchase
     plan and other                                    -              112,735                     -              112,735
                                             -----------          -----------            ----------          -----------

   Balance, end of period                    $45,309,685          $44,670,611           $45,309,685          $44,670,611
                                             ===========          ===========           ===========          ===========

CAPITAL STOCK EXPENSE
   Balance, beginning of period              $(2,597,999)         $(2,597,999)          $(2,597,999)         $(2,598,146)
    Dividend reinvestment and
      stock purchase plan                         (1,227)                   -                (1,227)                 147
                                             -----------          -----------           -----------          -----------

   Balance, end of period                    $(2,599,226)         $(2,597,999)          $(2,599,226)         $(2,597,999)
                                             ============         ===========           ============         ===========

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
   Balance, beginning of period              $         -          $         -           $         -          $(2,050,636)
    Minimum pension liability
     adjustment, net of tax
     benefit of $1,335,800                             -                    -                     -            2,050,636
                                             -----------          -----------           -----------          -----------

   Balance, end of period                    $         -          $         -           $         -          $         -
                                             ===========          ===========           ===========          ===========

RETAINED EARNINGS
  Balance, beginning of period               $ 5,194,113          $ 3,991,317           $ 3,765,184          $ 1,582,466
    Net income                                 2,318,695            1,668,302             5,649,012            5,961,060
    Cash dividends declared on
     common shares (See
     Consolidated Statements
     of Income for rates)                     (1,941,494)          (1,894,435)           (3,842,882)          (3,778,342)
                                             -----------          -----------           -----------          -----------

  Balance, end of period                     $ 5,571,314          $ 3,765,184           $ 5,571,314          $ 3,765,184
                                             ===========          ===========           ===========          ===========

COMMON SHAREHOLDERS' EQUITY
  Balance, beginning of period               $50,799,454          $48,830,161           $49,055,982          $44,030,321
                                             -----------          -----------           -----------          -----------
    Comprehensive income
      Net income                             $ 2,318,695          $ 1,668,302           $ 5,649,012          $ 5,961,060
      Other comprehensive income                       -                    -                     -            2,050,636
                                             -----------          -----------           -----------          -----------
        Comprehensive income                 $ 2,318,695          $ 1,668,302           $ 5,649,012          $ 8,011,696
    Issuance of common stock                     347,620              451,954               662,163              792,307
    Dividends on common stock                 (1,941,494)          (1,894,435)           (3,842,882)          (3,778,342)
                                             -----------          -----------           -----------          -----------

  Balance, end of period                     $51,524,275          $49,055,982           $51,524,275          $49,055,982
                                             ===========          ===========           ===========          ===========


     The accompanying notes to consolidated financial statements are an integral part of these statements.



            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended                Twelve Months Ended
                                                        December 31,                    December 31,
                                                  2005            2004             2005             2004
                                                  ----            ----             ----             ----
 CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net income                             $    2,318,695    $   1,668,302    $   5,649,012    $      5,961,060
   Adjustments to reconcile net
     income to net cash
     from operating activities
       Depreciation, depletion
         and amortization                      2,220,431        2,337,610        4,418,394          4,731,807
       Deferred income taxes and
         investment tax credits                  643,425        1,486,149        1,728,065          2,652,344
       Other, net                                  5,380          (36,409)         (12,732)           (36,409)
   Increase in assets                        (30,500,372)     (16,749,987)     (19,142,709)        (3,858,186)
   Increase (decrease) in
 liabilities                                   5,826,187        2,453,558        4,069,022         (1,205,095)
                                          --------------    -------------    -------------     ---------------
      Net cash provided by (used
 in) operating  activities               $
                                          $  (19,486,254)      (8,840,777)   $  (3,290,948)    $     8,245,521
                                          --------------    -------------    --------------    ---------------

 CASH FLOWS FROM INVESTING
  ACTIVITIES
   Capital expenditures                   $   (4,211,129)   $  (2,589,032)   $  (7,047,727)    $    (5,197,901)
   Proceeds from sale of property,
     plant and equipment                          25,853           75,000          131,034             75,000
                                          --------------    -------------    -------------     --------------

      Net cash used in
       investing activities               $   (4,185,276)   $  (2,514,032)   $  (6,916,693)    $   (5,122,901)
                                          --------------    --------------   --------------    --------------

 CASH FLOWS FROM FINANCING
  ACTIVITIES
   Dividends on common stock              $   (1,941,494)   $  (1,894,435)   $  (3,842,882)    $   (3,778,342)
   Issuance of common stock, net                 347,620          451,954          662,163            792,307
   Repayment of long-term debt                  (516,000)        (226,000)        (632,000)          (351,000)
   Issuance of notes payable                  53,075,035       32,264,648       83,717,692         56,601,084
   Repayment of notes payable                (26,999,630)     (19,164,533)     (69,521,460)       (56,470,678)
                                          --------------    --------------   -------------     --------------
      Net cash provided by
         (used in) financing
         activities                       $   23,965,531    $  11,431,634    $  10,383,513     $     (3,206,629)
                                          --------------    -------------    -------------     ----------------

 NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS               $      294,001    $      76,825    $     175,872     $       (84,009)
 CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            127,530          168,834          245,659             329,668
                                          --------------    -------------    -------------     ---------------
 CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $      421,531    $     245,659    $     421,531     $        245,659
                                          ==============    =============    =============     ================
 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
   Cash paid during the period for
      Interest                            $    2,304,851    $   2,138,569  $     4,396,949     $     4,181,803
      Income taxes (net of refunds)              394,800         (490,767)       1,069,846             218,400


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

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2005 and 2004, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005. Certain reclassifications have been made to prior-period amounts to conform to the 2005 presentation. Twelve month ended financial information is provided for additional information only.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, we recorded regulated revenues and gas costs on a billed basis in accordance with the ratemaking treatment followed by the Kentucky Public Service Commission for both financial reporting and regulatory purposes. In connection with receiving the rate order discussed in Note 11 of the Notes to Consolidated Financial Statements, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements.

Unbilled revenues and gas costs include the following:

(000)                   December 31, 2005    June 30, 2005    December 31, 2004
                        -----------------    -------------    -----------------

Unbilled revenues ($)      10,038               1,246              7,351
Unbilled gas costs ($)      7,113                 629              4,493
Unbilled volumes (Mcf)        577                  58                584

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying balance sheets.

Reflecting the sales of these unbilled volumes in the accompanying financial statements beginning in November, 2004 resulted in a non-recurring increase to operating income of $2,858,000 and net income of $1,764,000 for the twelve month period ended December 31, 2004.

(4) In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations. An asset retirement obligation is conditional when the timing and/or the method of settlement of the obligation are conditional on a future event. We are currently evaluating our asset retirement obligations in light of Interpretation No. 47 and the impact, if any, adopting this Interpretation will have on our June 30, 2006 financial position, cash flows or results of operations.

(5) We have not entered into any share-based payment transactions, therefore, the adoption of Statement of Financial Accounting Standards No. 123(R), entitled Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107, entitled Share-Based Payment, will have no impact on us.

(6) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:

  ($000)                                             Three Months Ended
                                                        December 31
                                                 2005                  2004
                                                 ----                  ----
  Service cost                                    194                   179
  Interest cost                                   175                   153
  Expected return on plan assets                 (233)                 (216)
  Amortization of unrecognized
    net loss                                       64                    44
  Amortization of prior service cost              (21)                  (21)
                                                 ----                  ----
       Net periodic benefit cost                  179                   139
                                                 ====                  ====

                                                      Six Months Ended
($000)                                                  December 31
                                                        -----------
                                                 2005                 2004
                                                 ----                 ----
  Service cost                                    388                   357
  Interest cost                                   350                   306
  Expected return on plan assets                 (466)                 (431)
  Amortization of unrecognized
    net loss                                      128                    89
  Amortization of prior service cost              (42)                  (43)
                                                 ----                  ----
       Net periodic benefit cost                  358                   278
                                                 ====                  ====




                                                    Twelve Months Ended
($000)                                                  December 31,
                                                 2005                 2004
                                                 ----                 ----
  Service cost                                    745                   689
  Interest cost                                   656                   584
  Expected return on plan assets                 (898)                 (767)
  Amortization of unrecognized
    net loss                                      217                   220
  Amortization of prior service cost              (84)                  (86)
                                                 ----                  ----
       Net periodic benefit cost                  636                   640
                                                 ====                  ====



(7) Delta's note receivable from an officer on the accompanying balance sheets relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $74,000, $86,000 and $98,000 as of December 31, 2005, June 30, 2005 and
     December 31, 2004, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(8) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $32,035,000, $5,959,000 and $17,838,000 was borrowed having a weighted average interest rate of 5.31%, 4.14% and 3.31% as of December 31, 2005, June 30, 2005 and December 31, 2004, respectively.

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

(9) We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.2 million would be paid in addition to continuation of specified benefits for up to five years.

(10) A lawsuit was filed on January 24, 2005 against us by a former employee, alleging that we did not pay the appropriate compensation for the employee's work for us over the period from January, 1982 through December, 2002. On December 28, 2005, the London, Kentucky Division of the United States Eastern District Court ruled in favor of Delta and dismissed the lawsuit.

     We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

(11) The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and our transportation services. The Kentucky Public Service Commission regulation of our business includes setting the rates we are permitted to charge our retail customers and our transportation customers.

     We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we are able to adjust the sales prices of our retail gas we sell to and transport for our customers.

     On April 5, 2004, Delta filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual increase in revenues of $4,277,000, an increase of 7.41%.

     The test year for the case was the twelve months ended December 31, 2003. The Kentucky Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.

(12) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $6,988,000, $10,135,000 and $14,993,000 of non-regulated revenues for the three, six and twelve months ended December 31, 2005, respectively.

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

      Segment information is shown below for the periods:
      ($000)
                                                       Three Months
                                                          Ended
                                          December 31,             December 31,
                                              2005                    2004
 Operating Revenues
    Regulated
      External customers                      22,470                 16,357
      Intersegment                             1,006                    910
                                              ------                 ------
         Total regulated                      23,476                 17,267
                                              ------                 ------

 Non-regulated external customers             19,591                  9,421

 Eliminations for intersegment                (1,006)                  (910)
                                               ------                 ------
 Total operating revenues                     42,061                  25,778
                                              ======                  ======


 Net Income
    Regulated                                  1,608                   1,864
    Non-regulated                              1,285                     925
                                               -----                  ------
 Total net income                              2,893                   2,789
                                               =====                  ======

                                                       Six Months
                                                          Ended
                                            December 31,          December 31,
                                               2005                    2004

 Operating Revenues
    Regulated
      External customers                       27,802                 20,824
      Intersegment                              1,738                  1,600
                                               ------                 ------
          Total regulated                      29,540                 22,424
                                               ------                 ------

    Non-regulated external customers           28,483                 14,766
       Eliminations for intersegment           (1,738)                (1,600)
                                               ------                 ------
          Total operating revenues             56,285                 35,590
                                               ======                 ======

 Net Income
    Regulated                                    695                     551
    Non-regulated                              1,624                   1,117
                                               -----                   -----

     Total net income                          2,319                   1,668
                                               =====                  ======


                                                       Twelve  Months
                                                            Ended
                                             December 31,         December 31,
                                                2005                   2004

 Operating Revenues
   Regulated
     External customers                        59,186                 58,010
     Intersegment                               3,496                  3,246
                                                -----                 ------
         Total regulated                       62,682                 61,256
                                               ------                 ------


 Non-regulated external customers              45,690                 29,807

 Eliminations for intersegment                 (3,496)               (3,246)
                                               ------                 ------
     Total operating revenues                 104,876                 87,817
                                              =======                 ======


 Net Income
   Regulated                                    2,943                  3,802
   Non-regulated                                2,706                  2,159
                                                -----                  -----
      Total net income                          5,649                  5,961
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

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheets (see Note 8 of the Notes to Consolidated Financial Statements). Notes payable increased to $32,035,000 at December 31, 2005, compared with $5,959,000 at June 30, 2005 and
$17,838,000 at December 31, 2004. These increases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. See the following table and related analysis for additional explanation of these increases. We made capital expenditures of $4,211,000 and $7,048,000 during the six and twelve months ended December 31, 2005, respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Long-term debt decreased to $52,191,000 at December 31, 2005, compared with $52,707,000 and $52,823,000 at June 30, 2005 and December 31, 2004,
respectively. These decreases resulted from provisions in the debentures allowing limited redemptions to be made by certain holders or their beneficiaries.

     Cash and cash equivalents increased to $422,000 at December 31, 2005, compared with $128,000 at June 30, 2005 and $246,000 at December 31, 2004. These changes in cash and cash equivalents for the six and twelve months ended December 31, 2005 are summarized in the following table:

  ($000)                               Six Months Ended      Twelve Months Ended
                                       -----------------     -------------------
                                         December 31,           December 31,
                                         ------------
                                      2005         2004      2005          2004
                                      ----         ----      ----          ----

Provided by (used in) operating
  activities                        (19,486)     (8,841)     (3,291)      8,246
Used in investing activities         (4,185)     (2,514)     (6,917)     (5,123)
Provided by (used in) financing
  activities                         23,965      11,432     10,384       (3,207)
                                    -------      -------    -------      -------
     Increase (decrease) in cash
       and cash equivalents             294          77        176          (84)
                                    =======     =======    =======       =======


     For the six months ended December 31, 2005, an additional $10,645,000 of cash was used in operating activities compared with the six months ended December 31, 2004. Cash received on accounts receivable decreased by $7,660,000 and $2,741,000 of additional cash was used primarily on increased gas costs relating to our deferred gas cost and gas in storage accounts.




     For the twelve months ended December 31, 2005, an additional $11,537,000 of cash was used in operating activities compared with the twelve months ended December 31, 2004. We used $9,027,000 of additional cash primarily on increased gas costs relating to our deferred gas cost and gas in storage accounts. In addition, income taxes paid increased $851,000, amounts paid on accounts payable increased $616,000 and cash received on accounts receivable decreased $443,000.

     Changes in cash used in investing activities resulted primarily from changes in the level of capital expenditures between periods.

     For the six and twelve months ended December 31, 2005, the increases in cash provided by financing activities were primarily related to increases in cash provided by the short-term line of credit to fund the increases in cash used in operating and investing activities.


Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2006 to be $8.3 million, a $3 million increase from fiscal 2005 capital expenditures. The major reason for this increase is a 13 mile transmission pipeline project, started in 2005 and completed in 2006 at an approximate cost of $4 million, that replaces an existing pipeline facility and also accesses additional gas production areas to enhance our transportation opportunities for the future.

     See Notes 9 and 10 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

     See Notes 4 and 5 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $32,035,000 was borrowed at December 31, 2005, classified as notes payable on the accompanying balance sheets. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2007.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.




     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices, and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, Delta filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual increase in revenues of $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Kentucky Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provide for additional annual revenues of approximately $2,756,000.


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

     In the following table we set forth variations in our gross margins for the three, six and twelve months ended December 31, 2005 compared with the same periods in the preceding year:

                                                   2005 Compared to 2004
                                           -------------------------------------
                                           Three          Six          Twelve
                                           Months        Months        Months
                                           Ended         Ended         Ended
                                        December 31    December 31   December 31
                                       ------------   ------------   -----------
($000)
Increase (decrease) in our regulated
  Gross margins
    Gas rates                                  (410)          (10)       2,252
    Gas volumes                                 417           247        (3,410)
    Weather normalization adjustment           (254)         (254)         213
  On-system transportation                       90           119          485
  Off-system transportation                     145           284          281
  Other                                          10            24           34
Increase in regulated intersegment
  elimination                                   (96)         (138)         (250)
                                               ----          ----        -----
                                                (98)          272          (395)
                                               ----          ----        -----

Increase (decrease) in our non-regulated
  Gross margins
    Gas rates                                    39           178          546
    Gas volumes                                 597           755          695
  Transportation expenses                       (96)         (138)        (250)
  Other                                           5             3           26
Decrease in non-regulated intersegment
  elimination                                    96           138          250
                                               ----          ----        -----
                                                641           936        1,267
                                               ----         -----        -----
       Increase in our consolidated
         gross margins                          543         1,208          872
                                               =====        ======       =====


Percentage increase (decrease) in our
     regulated volumes

    Gas sales                                   6.5           3.0        (16.4)
    On-system transportation                    4.0           2.5          5.7
    Off-system transportation                  27.1          30.5         15.0
Percentage increase (decrease) in our
  non-regulated gas sales volumes              24.3          21.5          9.9


     Heating degree days were 103%, 101% and 97% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2005, as compared with 89%, 89% and 94% of normal temperatures in 2004, respectively. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     The increase in gross margins for the three months ended December 31, 2005 of $543,000 was due primarily to a 264,000 Mcf (24.3%) increase in non-regulated gas sales volumes, of which 150,000 Mcf was attributable to usage by a single customer.

     The increase in gross margins for the six months ended December 31, 2005 of $1,208,000 was due primarily to a 389,000 Mcf (21.5%) increase in non-regulated gas sales volumes, of which 200,000 Mcf was attributable to usage by a single customer. There was also an increase of 1,053,000 Mcf (30.5%) in off-system transportation volumes that resulted from an increase in volumes transported for gas producers.

     The increase in gross margins for the twelve months ended December 31, 2005 of $872,000 was due primarily to regulated gas rates that increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 11 of the Notes to Consolidated Financial Statements, and to non-regulated gas rates that increased reflecting the increases in the market price of natural gas, offset by a $2,858,000 non-recurring decrease, as a result of beginning, in November, 2004, to record unbilled regulated margins as discussed in Note 3 of the Notes to Consolidated Financial Statements.


Operation and Maintenance

     The $1,361,000 increase in operation and maintenance expenses for the twelve months ended December 31, 2005 was primarily due to a $623,000 increase in compensation expense resulting primarily from increasing base salary and bonus amounts, a $285,000 increase in employee medical expenses and a $109,000 increase in insurance expense. To a lesser extent, we also experienced increases in legal expenses, computer consultants, directors' fees and uncollectible account expense.


Income Taxes

     The changes in income tax expense for the six and twelve months ended December 31, 2005 of $422,000 and $146,000, respectively, were attributable to the changes in net income before income tax expense. The changes in net income before income tax expense were primarily attributable to the changes in operating income before income tax expense.


Interest Charges

     The increase in interest charges for the three months ended December 31, 2005 of $130,000 was a result of increased borrowings and a higher effective interest rate.

Basic and Diluted Earnings Per Common Share

     For the three, six and twelve months ended December 31, 2005 and 2004, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

     We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas. Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. For our regulated business, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through our gas cost recovery rate mechanism.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $32,035,000, $5,959,000 and $17,838,000 on December 31, 2005, June 30, 2005 and
December 31, 2004, respectively. Based on the amount of our outstanding short-term line of credit on December 31, 2005, June 30, 2005 and December 31, 2004, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $320,000, $60,000 and $178,000, respectively.

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

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended December 31, 2005 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

     None.









ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant held its annual meeting of shareholders on November 17, 2005.


ITEM 5. OTHER INFORMATION

(a)  None.


ITEM 6. EXHIBITS

(a)  Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-4(a) of the Securities Exchange Act, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                      DELTA NATURAL GAS COMPANY, INC.
                                      (Registrant)

                                     /s/Glenn R. Jennings______
                                     --------------------
  DATE:  February 7, 2006            Glenn R. Jennings
                                     Chairman of the Board, President
                                     and Chief Executive Officer
                                     (Duly Authorized Officer)


                                      /s/John F. Hall____________
                                      ---------------
                                      John F. Hall
                                      Vice President - Finance, Secretary
                                      and Treasurer
                                      (Principal Financial Officer)


                                      /s/John B. Brown_____________
                                      ----------------
                                      John B. Brown
                                      Vice President - Controller
                                      (Principal Accounting Officer)

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


  Date:  February 7, 2006


  By:  /s/Glenn R. Jennings
       -------------------------------------------------------
        Glenn R. Jennings
        Chairman of the Board, President
        and Chief Executive Officer

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



  Date:  February 7, 2006


  By:  /s/John F. Hall
       -------------------------------------------------------
       John F. Hall
       Vice President - Finance, Secretary
       and Treasurer

                                                                   EXHIBIT 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn
R. Jennings, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.







  February 7, 2006


  /s/Glenn R. Jennings
  Glenn R. Jennings
  Chairman of the Board, President
  and Chief Executive Officer

                                                                   EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.







  February 7, 2006


  /s/John F. Hall
  John F. Hall
  Vice-President - Finance,
  Secretary and Treasurer