Form 10-Q
period 2006-03-31
DELTA NATURAL GAS CO INC
filed 2006-05-05
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC  20549

                                       FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

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

                                  YES X . NO .

        Indicate by check mark whether the registrant is a shell company
                 (as defined in Rule 12b-2 of the Exchange Act).

                                  YES . NO X .


                    Common Shares, Par Value $1.00 Per Share
               3,250,768 Shares Outstanding as of March 31, 2006.



                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q

 PART I - FINANCIAL INFORMATION                                             3

 ITEM 1 - Financial Statements                                              3

 Consolidated Statements of Income (Unaudited) for the
 three, nine and twelve month periods ended March 31,
 2006 and 2005                                                              3

 Consolidated Balance Sheets (Unaudited) as of
 March 31, 2006, June 30, 2005 and March 31, 2005                           4

 Consolidated Statements of Changes in Shareholders'
 Equity (Unaudited) for the nine and twelve month
 periods ended March 31, 2006 and 2005                                      5

 Consolidated Statements of Cash Flows (Unaudited)
 for the nine and twelve month periods ended
 March 31, 2006 and 2005                                                    6

 Notes to Consolidated Financial Statements (Unaudited)                     7

 ITEM 2 - Management's Discussion and Analysis of
 Financial Condition and Results of Operations                             14

 ITEM 3 - Quantitative and Qualitative Disclosures
 About Market Risk                                                         21

 ITEM 4 - Controls and Procedures                                          22

 PART II.  OTHER INFORMATION                                               23

 ITEM 1 - Legal Proceedings                                                23

 ITEM 1A - Risk Factors                                                    23

 ITEM 2 - Unregistered Sales of Equity Securities and Use
 of Proceeds                                                               23

 ITEM 3 - Defaults Upon Senior Securities                                  23

 ITEM 4 - Submission of Matters to a Vote of
 Security Holders                                                          23

 ITEM 5 - Other Information                                                23

 ITEM 6 - Exhibits                                                         24

 Signatures                                                                25



                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                            Three Months Ended            Nine Months Ended               Twelve Months Ended
                                                  March 31,                   March 31,                         March 31,
                                         2006            2005         2006            2005              2006                2005


OPERATING REVENUES                   $ 46,535,375    $ 33,382,247   $ 102,820,484   $ 68,972,194   $ 118,029,522    $ 85,595,532
                                     ------------    ------------   -------------   ------------    -------------    ------------

OPERATING EXPENSES
  Purchased gas                      $ 35,162,419    $ 21,724,341   $  76,659,375   $ 43,733,861   $  86,372,498    $ 54,556,315
  Operation and maintenance             3,168,510       3,035,971       8,953,736      8,755,184      12,503,575      11,138,747
  Depreciation and depletion            1,060,995       1,017,943       3,126,735      3,224,178       4,152,063       4,359,769
  Taxes other than income taxes           466,942         453,673       1,281,091      1,252,892       1,717,791       1,663,356
  Income tax expense                    2,065,800       2,298,400       3,487,800      3,284,800       3,292,200       3,619,600
                                     ------------    ------------   -------------   ------------    ------------    ------------

    Total operating expenses         $ 41,924,666    $ 28,530,328   $  93,508,737   $ 60,250,915   $ 108,038,127    $ 75,337,787
                                     ------------    ------------   -------------   ------------   -------------    ------------

OPERATING INCOME                     $  4,610,709    $  4,851,919   $   9,311,747   $  8,721,279   $   9,991,395    $ 10,257,745

OTHER INCOME AND DEDUCTIONS, NET           16,838          11,411          45,854         59,990          49,001          86,080

INTEREST CHARGES                        1,287,555       1,137,475       3,698,913      3,387,112       4,777,246       4,451,104
                                     ------------    ------------   -------------    -----------   -------------    -------------

NET INCOME                           $  3,339,992    $  3,725,855   $   5,658,688   $   5,394,157  $   5,263,150    $  5,892,721
                                     ============    ============   =============   =============  =============    =============


BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                       $      1.03     $       1.16    $       1.75     $     1.68   $       1.63      $      1.84

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (BASIC AND DILUTED)                  3,245,601        3,220,163       3,238,981      3,213,605       3,235,727         3,209,376

DIVIDENDS DECLARED PER COMMON SHARE  $       .30     $       .295     $       .90    $      .885    $      1.195     $       1.18



       The accompanying notes to consolidated financial statements are an integral part of these statements.




            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                         ASSETS                          March 31, 2006            June 30, 2005          March 31, 2005

GAS UTILITY PLANT, AT COST                          $       180,199,350      $       174,711,253      $       173,267,988
  Less-Accumulated provisions
    for depreciation                                        (60,830,746)             (58,171,285)             (57,605,198)
                                                    ----------------------   ----------------------   ----------------------
      Net gas plant                                 $       119,368,604      $       116,539,968      $       115,662,790
                                                    ----------------------   ----------------------   ----------------------

CURRENT ASSETS
  Cash and cash equivalents                         $           221,041      $           127,530      $           322,073
  Accounts receivable, less accumulated pro-
    visions for doubtful accounts of $608,000,
    $310,000 and $510,000, respectively                      18,418,905                6,549,567               12,981,276
  Gas in storage, at average cost                             6,559,201                9,193,664                4,079,993
  Deferred gas costs                                          1,370,175                2,646,868                5,075,104
  Materials and supplies, at first-in,
    first-out cost                                              365,134                  957,786                  380,512
  Prepayments                                                 2,139,939                  993,507                2,211,193
                                                    ----------------------   ----------------------   ----------------------
      Total current assets                          $        29,074,395      $        20,468,922      $        25,050,151
                                                    ----------------------   ----------------------   ----------------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                        $           387,193      $           387,193      $           376,930
  Note receivable from officer                                   68,000                   86,000                   92,000
  Prepaid pension cost                                        4,133,418                3,171,247                3,310,138
  Unamortized debt expense and other                          4,063,052                4,108,887                4,184,781
                                                    ----------------------   ----------------------   ----------------------
      Total other assets                            $         8,651,663      $         7,753,327      $         7,963,849
                                                    ----------------------   ----------------------   ----------------------

        Total assets                                $       157,094,662      $       144,762,217      $       148,676,790
                                                    ======================   ======================   ======================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION
  Common shareholders' equity
    Common shares ($1.00 par value)                 $         3,250,768      $         3,229,988      $         3,223,994
    Premium on common shares                                 45,515,284               44,973,352               44,818,906
    Capital stock expense                                    (2,615,274)              (2,597,999)              (2,597,999)
    Retained earnings                                         7,937,485                5,194,113                6,541,228
                                                    ----------------------   ----------------------   ----------------------
      Total common shareholders' equity             $        54,088,263      $        50,799,454      $        51,986,129
  Long-term debt                                             56,431,000               52,707,000               52,738,000
                                                    ----------------------   ----------------------   ----------------------
      Total capitalization                          $       110,519,263      $       103,506,454      $       104,724,129
                                                    ----------------------   ----------------------   ----------------------

CURRENT LIABILITIES
  Notes payable                                     $         8,869,551      $         5,959,122      $         7,298,300
  Current portion of long-term debt                           1,200,000                1,650,000                1,650,000
  Accounts payable                                            6,190,444                7,404,478                7,522,242
  Accrued taxes                                               3,754,017                1,116,178                2,801,095
  Customers' deposits                                           560,383                  472,512                  581,262
  Accrued interest on debt                                    1,471,867                  899,964                1,497,939
  Accrued vacation                                              646,368                  661,337                  614,576
  Other liabilities                                           1,478,301                1,394,490                  776,653
                                                    ----------------------   ----------------------   ----------------------
      Total current liabilities                     $        24,170,931      $        19,558,081      $        22,742,067
                                                    ----------------------   ----------------------   ----------------------

DEFERRED CREDITS AND OTHER
  Deferred income taxes                             $        19,183,084      $        18,493,300      $        19,115,535
  Investment tax credits                                        260,000                  288,200                  297,700
  Regulatory liabilities                                      2,548,787                2,581,387                1,464,661
  Advances for construction and other                           412,597                  334,795                  332,698
                                                    ----------------------   ----------------------   ----------------------
                                                    ----------------------   ----------------------   ----------------------
      Total deferred credits and other              $        22,404,468      $        21,697,682      $        21,210,594
                                                    ----------------------   ----------------------   ----------------------
                                                    ----------------------   ----------------------   ----------------------
COMMITMENTS AND CONTINGENCIES
      (NOTES 9 and 10)

           Total liabilities and
shareholder's equity                                $       157,094,662      $       144,762,217      $       148,676,790
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





                                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (UNAUDITED)


                                                                     Nine Months Ended                   Twelve Months Ended
                                                                         March 31,                            March 31,
                                                                 2006                 2005            2006                 2005

    COMMON SHARES
       Balance, beginning of period                         $  3,229,988          $  3,200,715   $  3,223,994       $  3,193,877
        Dividend reinvestment and
         stock purchase plan                                      20,780                18,453         26,774             25,291
        Employee stock purchase plan
         and other                                                     -                 4,826              -              4,826

       Balance, end of period                               $  3,250,768          $  3,223,994   $  3,250,768       $  3,223,994

    PREMIUM ON COMMON SHARES
       Balance, beginning of period                         $ 44,973,352          $ 44,236,128   $ 44,818,906       $ 44,079,555
        Dividend reinvestment and
         stock purchase plan                                     541,932               470,043        696,378            626,616
        Employee stock purchase plan
         and other                                                     -               112,735              -            112,735

       Balance, end of period                               $ 45,515,284          $ 44,818,906   $ 45,515,284       $ 44,818,906

    CAPITAL STOCK EXPENSE
       Balance, beginning of period                         $ (2,597,999)         $ (2,597,999)  $ (2,597,999)      $ (2,597,999)
        Dividend reinvestment and
         stock purchase plan                                     (17,275)                -            (17,275)                 -

       Balance, end of period                               $ (2,615,274)         $ (2,597,999)  $ (2,615,274)      $ (2,597,999)

    ACCUMULATED OTHER COMPREHENSIVE   LOSS
       Balance, beginning of period                        $          -           $          -   $          -       $ (2,050,636)
        Minimum pension liability
         adjustment, net of tax expense
         of $1,335,800                                                -                      -              -          2,050,636

       Balance, end of period                              $          -           $          -   $          -       $          -

    RETAINED EARNINGS
      Balance, beginning of period                          $  5,194,113         $  3,991,317    $  6,541,228       $  4,435,632
        Net income                                             5,658,688            5,394,157       5,263,150          5,892,721
        Cash dividends declared on
         common shares (See
         Consolidated Statements
         of Income for rates)                                 (2,915,316)           (2,844,246)    (3,866,893)        (3,787,125)

      Balance, end of period                                $  7,937,485          $  6,541,228    $  7,937,485       $  6,541,228


    COMMON SHAREHOLDERS' EQUITY
      Balance, beginning of period                          $ 50,799,454          $ 48,830,161    $ 51,986,129       $ 47,060,429
        Comprehensive income
          Net income                                           5,658,688             5,394,157       5,263,150          5,892,721
          Other comprehensive income                                   -                     -              -          2,050,636
            Comprehensive income                            $  5,658,688          $  5,394,157    $  5,263,150      $  7,943,357
        Issuance of common stock                                 545,437               606,057         705,877           769,468
        Dividends on common stock                             (2,915,316)           (2,844,246)     (3,866,893)       (3,787,125)

      Balance, end of period                                $ 54,088,263          $ 51,986,129    $ 54,088,263      $ 51,986,129


                 The accompanying notes to consolidated financial statements are an integral part of these statements



                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)



                                                            Nine Months Ended                Twelve Months Ended
                                                                March 31,                          March 31,
                                                       2006                 2005          2006                2005
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                                 $    5,658,688      $   5,394,157     $   5,263,150   $    5,892,721
  Adjustments to reconcile net
    income to net cash from
    operating activities
      Depreciation, depletion
        and amortization                          3,358,771          3,440,175         4,461,447        4,650,058
      Deferred income taxes and
        investment tax credits                      614,660          1,470,276         1,345,174        2,652,446
      Other, net                                      3,177            (36,409)           (6,825)         (36,409)
  Increase in assets                             (9,522,377)        (9,912,184)       (5,002,517)      (9,984,433)
  Increase (decrease) in
    liabilities                                   2,048,900          3,401,006          (287,372)       4,022,994
                                             ----------------    ---------------   --------------  ---------------
      Net cash provided by
        operating activities                 $    2,161,819      $   3,757,021     $   5,773,057   $    7,197,377
                                             ----------------    ---------------   --------------  ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                       $   (5,904,330)     $  (3,689,713)    $  (7,618,967)  $   (5,108,850)
  Proceeds from sale of
    property, plant and
    equipment                                       141,429             75,000           211,600           75,000
                                             ----------------    ---------------   --------------  ---------------
                                             ----------------    ---------------   --------------  ---------------
      Net cash used in
        investing activities                 $   (5,762,901)     $  (3,614,713)    $  (7,407,367)  $   (5,033,850)
                                             ----------------    ---------------   --------------  ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock                  $   (2,915,316)     $  (2,844,246)    $  (3,866,893)  $   (3,787,125)
  Issuance of common stock, net                     545,437            606,057           705,877          769,468
  Long-term debt issuance expense                  (119,957)                 -          (119,957)               -
  Repayment of long-term debt                      (526,000)          (311,000)         (557,000)        (395,000)
  Issuance of notes payable                      76,630,857         48,186,455        91,351,708       59,270,100
  Repayment of notes payable                    (69,920,428)       (45,626,335)       85,980,457)     (57,980,149)
                                             ----------------    ---------------   --------------  ---------------
      Net cash provided by (used
in) financing activities                     $    3,694,593      $      10,931     $   1,533,278   $   (2,122,706)

                                             ----------------    ---------------   --------------  ---------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                         $       93,511      $     153,239     $    (101,032)  $       40,821

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                127,530            168,834           322,073          281,252
                                             ----------------    ---------------   --------------  ---------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $      221,041      $     322,073     $     221,041   $      322,073
                                             ================    ===============   ==============  ===============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for
   Interest                                  $    2,949,872      $   2,613,407     $     4,567,132   $    4,221,439
   Income taxes (net of refunds)                    628,004           (229,421)          1,041,704          452,031

                 The accompanying notes to consolidated financial statements are an integral part of these statements.





            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") sells natural gas to approximately 39,000 customers on our distribution system in central and southeastern Kentucky. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All of our subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2006 and 2005, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2005. Certain reclassifications have been made to prior-period amounts to conform to the 2006 presentation. Twelve month ended financial information is provided for additional information only.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, in accordance with ratemaking treatment followed by the Kentucky Public Service Commission, we recorded regulated revenue and gas costs on a billed basis for both financial reporting and regulatory purposes. In connection with receiving the rate order discussed in Note 11 of the Notes to Consolidated Financial Statements, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements.






     Unbilled revenues and gas costs include the following:

  (000)                         March 31,       June 30,       March 31,
                                   2006           2005           2005
  Unbilled revenues ($)           8,269          1,246          4,974
  Unbilled gas costs ($)          6,108            630          3,159
  Unbilled volumes (Mcf)            412             58            400



     Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying balance sheets.

     Reflecting the sales of these unbilled volumes in the accompanying financial statements beginning in November, 2004 resulted in a non-recurring increase to operating income of $616,000 and $1,815,000 and net income of $380,000 and $1,120,000 for the nine and twelve month periods ended March 31, 2005.

(4) In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations. An asset retirement obligation is conditional when the timing and/or the method of settlement of the obligation are conditional on a future event. We must adopt this standard effective June 30, 2006 and are currently evaluating our asset retirement obligations in light of Interpretation No. 47 and the impact, if any, adopting this Interpretation will have on our financial position, cash flows or results of operations.

(5) We have not entered into any share-based payment transactions, therefore, the adoption of Statement of Financial Accounting Standards No. 123(R), entitled Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107, entitled Share-Based Payment, has no impact on us.

(6) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

  ($000)                                              Three Months Ended
                                                          March 31,
                                                   2006                2005

      Service cost                                $ 195               $ 179
      Interest cost                                 174                 153
      Expected return on plan assets               (233)               (216)
      Amortization of unrecognized
        net loss                                     64                  44
      Amortization of prior service cost            (21)                 (21)
           Net periodic benefit cost              $ 179                $ 139



  ($000)                                              Nine Months Ended
                                                          March 31,
                                                   2006                2005

      Service cost                                $ 584               $ 536
      Interest cost                                 523                 459
      Expected return on plan assets               (698)               (647)
      Amortization of unrecognized
        net loss                                    193                 133
      Amortization of prior service cost            (64)                 (64)
           Net periodic benefit cost              $ 538                $ 417


  ($000)                                                Twelve Months Ended
                                                              March 31,
                                                     2006                2005

      Service cost                                 $ 779               $ 702
      Interest cost                                  698                 598
      Expected return on plan assets                (931)              (815)
      Amortization of unrecognized
        net loss                                     257                199
      Amortization of prior service cost             (86)               (86)
           Net periodic benefit cost               $ 717              $ 598


(7) Delta's note receivable from an officer on the accompanying balance sheet relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $68,000, $86,000 and $92,000 as of March 31, 2006, June 30, 2005 and March
     31, 2005, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(8) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $12,670,000, $5,959,000 and $7,298,000 was borrowed at an interest rate of 5.64%, 4.14% and 3.72%, as of March 31, 2006, June 30, 2005 and March 31, 2005, respectively.

     As discussed in Note 13 of the Notes to Consolidated Financial Statements, $3.8 million of the outstanding line of credit balance has been classified as non-current, as of March 31, 2006, with $8,870,000 remaining as a current liability.

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

(9) We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.4 million would be paid in addition to continuation of specified benefits for up to five years.

(10) We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

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





     On April 5, 2004, we filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of approximately $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provided for additional annual revenues of approximately $2,756,000.

(12) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $4,071,000, $15,055,000 and $16,659,000 of non-regulated revenues for the three, nine and twelve months ended March 31, 2006, respectively.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2005. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation and gas storage services. Intersegment transportation revenues and expenses are recorded at our tariff rates. Revenues and expenses for the storage of natural gas is recorded based on quantities stored. Operating expenses, taxes and interest are allocated to the non-regulated segment.



  Segment information is shown below for the periods:
                                                  Three Months Ended
                                                March 31,       March 31,
                                                 2006              2005
($000)
Revenues
  Regulated
  External customers                            30,397             23,384
  Intersegment                                   1,034                994
      Total regulated                           31,431             24,378
 Non-regulated external customers               16,138              9,998
 Eiminations for intersegment                   (1,034)              (994)
    Total operating revenues                    46,535             33,382

Net Income
  Regulated                                      2,252              2,997
  Non-regulated                                  1,088                729
     Total net income                            3,340              3,726

                                                       Nine Months Ended
                                               March 31,          March 31,
                                                2006                2005
($000)
Revenues
  Regulated
  External customers                            58,199                 44,208
  Intersegment                                   2,772                  2,594
                                                60,971                 46,802


Non-regulated external customers                44,621                 24,764
  Eliminations for intersegment                 (2,772)                (2,594)
      Total operating revenues                 102,820                  68,972

Net Income
  Regulated                                      2,947                   3,549
  Non-regulated                                  2,712                   1,845
      Total net income                           5,659                   5,394

                                                        Twelve Months Ended
                                               March 31,             March 31,
                                                 2006                   2005
($000)
Revenues
  Regulated
    External customers                          66,200                  54,187
    Intersegment                                 3,536                   3,336
      Total regulated                           69,736                  57,523
  Non-regulated external customers              51,830                  31,409
  Eliminations for intersegment                 (3,536)                 (3,336)
      Total operating revenues                 118,030                  85,596

Net Income
  Regulated                                      2,197                   3,689
  Non-regulated                                  3,066                   2,204
    Total net income                             5,263                   5,893





(13) In April, 2006, we issued $40,000,000 of 5.75% Insured Quarterly Notes that mature in April, 2021. The net proceeds of the Notes will be used to repay our 7.15% Debentures due March, 2018 and our 6 5/8% Debentures due October, 2023 that were called on April 6, 2006, such call to be effective May 8, 2006, the balances of which were $23.7 million and $10.2 million, respectively, as of March 31, 2006. The remaining net proceeds of $3.8 million will be used to repay a portion of our line of credit which had a balance of $12.7 million as of March 31, 2006.

     The Notes can be redeemed by us beginning in April, 2009 with no premium. Beginning April, 2007, redemption of up to $25,000 annually will be made on behalf of deceased holders, up to an aggregate of $800,000 annually for all deceased beneficial holders.

     As of March 31, 2006, the current portion of long-term debt related to our 7.15% Debentures due March, 2018 and our 6 5/8% Debentures due October, 2023 in the amount of $1,250,000 has been reduced to $800,000 based on the terms of the 5.75% Insured Quarterly Notes. Additionally, $3.8 million related to the repayment on the line of credit has been classified as non-current.

     There are no additional significant restrictive covenants under the terms of the indenture. The Notes are insured under a financial guarantee policy with a third party stock insurance corporation that insures the holders against default of interest and principal payments.

     As of March 31, 2006, approximately $120,000 of debt issuance expense related to the issuance of the Insured Quarterly Notes has been incurred. It will be amortized over the life of the new Notes.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying balance sheets (see Note 8 of the Notes to Consolidated Financial Statements). Notes payable increased to $8,870,000 at March 31, 2006, compared with $5,959,000 at June 30, 2005 and
$7,298,000 at March 31, 2005. These increases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $5,904,000 and $7,619,000 during the nine and twelve months ended March 31, 2006. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities.

     Subsequent to quarter end, we completed a $40 million refinancing of our 7.15% Debentures due March, 2018 and our 6 5/8% Debentures due October, 2023. Partially offsetting the increases in notes payable attributable to capital expenditures was a $3,800,000 reclassification of notes payable to long-term debt, which represents the amount of notes payable repaid in connection with the refinancing (see Note 13 of the Notes to Consolidated Financial Statements).

     Long-term debt increased to $56,431,000 at March 31, 2006, compared with $52,707,000 and $52,738,000 at June 30, 2005 and March 31, 2005, respectively.
The increases reflect a reclassification of $4,250,000 ($3,800,000 of notes payable and $450,000 of current portion of long-term debt) of short-term obligations to long-term based on the terms of the new Insured Quarterly Notes issued in connection with the refinancing completed subsequent to quarter end (see Note 13 of the Notes to Consolidated Financial Statements). The increases were partially offset by provisions in the Notes allowing limited redemptions to be made by certain holders and/or their beneficiaries.





     Cash and cash equivalents increased to $221,000 at March 31, 2006, compared with $128,000 at June 30, 2005 and $322,000 at March 31, 2005. Changes in cash and cash equivalents for the nine and twelve months ended March 31, 2006 and 2005 are summarized in the following table:



($000)                                Nine Months Ended   Twelve Months Ended
                                          March 31,            March 31,
                                       2006     2005        2006       2005

Provided by operating activities       2,162      3,757       5,773     7,197
Used in investing activities          (5,763)    (3,615)     (7,407)   (5,034)
Provided by (used in) financing
  activities                           3,695         11       1,533    (2,122)
     Increase (decrease) in cash
         and cash equivalents             94        153        (101)       41

     For the nine months ended March 31, 2006, an additional $1,595,000 of cash was used in operating activities compared with the nine months ended March 31, 2005. Cash received on accounts receivable decreased $3,659,000 and payments on trade accounts payable increased $4,119,000. These changes were partially offset by $6,164,000 of increased cash received for gas cost recovery and decreased cash payments for gas.

     For the twelve months ended March 31, 2006, an additional $1,424,000 of cash was used in operating activities compared with the twelve months ended March 31, 2005. We used an additional $5,710,000 related to payments on trade accounts payables, and $1,127,000 related to payments for gas in storage. These increases in cash used in operating activities were partially offset by increased cash received for gas cost recovery of $5,431,000.

     Changes in cash used in investing activities resulted primarily from changes in the level of capital expenditures between periods.

     For the nine and twelve months ended March 31, 2006, the increases in cash provided by financing activities were primarily related to increases in cash provided by the short-term line of credit to fund the increases in cash used in operating and investing activities.






Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2006 to be $8.3 million, a $3 million increase from fiscal 2005 capital expenditures. The major reason for this increase is a 13 mile transmission pipeline project, started in 2005 and completed in 2006, that replaces an existing pipeline facility and also accesses additional gas production areas to enhance our transportation opportunities for the future.


Commitments and Contingencies

     During the quarter ended March 31, 2006, there have been no significant changes to commitments and contingencies, which would impact cash requirements.


New Accounting Pronouncements

     See Notes 4 and 5 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, and $12,670,000 was borrowed at March 31, 2006, of which $8,870,000 was classified as notes payable and $3,800,000 was classified as long-term debt in the accompanying balance sheet as explained in Note 13 of the Notes to Consolidated Financial Statements. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2007.

     We expect that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.





     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission must approve changes in these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increase for our regulated services. On April 5, 2004, we filed a request for increased base rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of approximately $4,277,000, an increase of 7.41%. The test year for the case was the twelve months ended December 31, 2003. The Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provided for additional annual revenues of approximately $2,756,000.


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

     The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses, whose variations are included with Other in the following tables, are eliminated in the consolidated statements of income.





     In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2006 compared with the same periods in the preceding year:

                                                    2006 Compared to 2005
                                           ------------------------------------
                                           ------------------------------------
                                            Three       Nine      Twelve Months
                                            Months    Months Ended      Ended
                                            Ended      March 31      March 31
($000)                                     March 31
Increase (decrease) in regulated
  Gross margins                              (933)          (951)      (1,508)
  On-system transportation                    (30)            89          198
  Off-system transportation                   108            393          368
  Other                                       (35)          (150)        (167)
                                             (890)          (619)      (1,109)


Increase (decrease) in non-regulated
  Gross margins                               555          1,351        1,493
  Other                                        50            191          234
                                              605          1,542        1,727


Increase (decrease) in consolidated
  gross margins                              (285)           923          618

Percentage increase (decrease) in
  regulated volumes

    Gas sales                               (16.3)         (7.8)       (14.0)
    On-system transportation                  0.3           1.7          2.9
    Off-system transportation                16.9          25.4         18.4

Percentage increase in non-
  regulated gas sales volumes                11.7          17.5         11.7


     Heating degree days were 88%, 94% and 94% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2006, respectively, as compared with 94%, 92% and 91% of normal temperatures in the similar periods for 2005. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.





     The decrease in gross margins for the three months ended March 31, 2006 of $285,000 was due primarily to a 288,000 Mcf (16%) decrease in regulated sales volumes, resulting from a 6% decrease in heating degree days, a 2% decrease in the number of customers and reduced usage by residential customers. The decrease in regulated gross margins was offset by an increase in non-regulated gross margins on sales, partially reflecting the higher natural gas prices during the period, and an increase in non-regulated gas sales volumes.

     The increase in gross margins for the nine months ended March 31, 2006 of $923,000 was primarily due to an increase in non-regulated gross margins on sales, partially reflecting the higher natural gas prices during the period, and an increase in non-regulated gas sales volumes. The increase in non-regulated gross margins was offset by a decrease in regulated gross margins resulting from a 245,000 Mcf (8%) decrease in regulated sales volumes attributable to a 2% decrease in the number of customers, reduced usage by residential customers and a non-recurring decrease of 58,000 Mcf (2%) related to recording unbilled regulated volumes in November, 2004 as discussed in Note 3 of the Notes to Consolidated Financial Statements. The decrease in regulated gross margins was partially offset by a 2% increase in heating degree days as well as the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 11 of the Notes to Consolidated Financial Statements. The decrease in regulated gross margins was further offset by a 476,000 Mcf (32%) increase in off-system transportation volumes due to increased volumes transported for gas producers.

     The increase in gross margins for the twelve months ended March 31, 2006 of $618,000 primarily resulted from an increase in non-regulated gross margins on sales, partially reflecting the higher natural gas prices during the period, and an increase in non-regulated gas sales volumes. The increase in non-regulated gross margins was offset by a decrease in regulated gross margins resulting from a 538,000 Mcf (14%) decrease in regulated sales volumes attributable to a 1% decrease in the number of customers, reduced usage by residential customers and a non-recurring decrease of 400,000 Mcf (10%) related to recording unbilled regulated volumes in November, 2004 as discussed in Note 3 of the Notes to Consolidated Financial Statements. The decrease in regulated gross margins was partially offset by a 3% increase in heating degree days as well as the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 11 of the Notes to Consolidated Financial Statements. The decrease in regulated gross margins was further offset by a 335,000 Mcf (17%) increase in off-system transportation volumes due to increased volumes transported for gas producers.





Operation and Maintenance

     The $1,365,000 (12%) increase in operation and maintenance expense for the twelve months ended March 31, 2006 was primarily due to a $684,000 (12%) increase in compensation expense resulting primarily from increasing base salary and bonus amounts, a $92,000 (13%) increase in insurance expense and an $81,000 (13%) increase in pension expense.


Income Tax Expense

     The decrease in income tax expense for the three months ended March 31, 2006 of $232,000 (10%) was attributable to the 10% decrease in net income before income tax expense. The decrease in net income before income tax expense was primarily attributable to the decrease in operating income before income tax expense.


Interest Charges

     The increase in interest charges for the three months ended March 31, 2006 of $151,000 (13%) was a result of increased borrowings and a higher effective interest rate.


Basic and Diluted Earnings Per Common Share

     For the three, nine and twelve months ended March 31, 2006 and 2005, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment Plan and Stock Purchase Plan and Employee Stock Purchase Plan.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $12,670,000, $5,959,000 and $7,298,000 on March 31, 2006, June 30, 2005 and
March 31, 2005, respectively. Based on the amount of our outstanding short-term line of credit on March 31, 2006, June 30, 2005 and March 31, 2005, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $127,000, $60,000 and $73,000, respectively.





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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended March 31, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.






                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.


ITEM 1A.  RISK FACTORS.

No material changes.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.





ITEM 6.  EXHIBITS.

(a)  Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-4(a) of the Securities Exchange Act, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                      DELTA NATURAL GAS COMPANY, INC.
                                      (Registrant)

                                      /s/Glenn R. Jennings
DATE:  May 5, 2006                    Glenn R. Jennings
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Duly Authorized Officer)



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

     The registrantls other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and






     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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





         Date:  May 5, 2006





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

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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








         Date:  May 5, 2006



         /s/John F. Hall
         John F. Hall
         Vice President - Finance,
         Secretary and Treasurer


                                                                  EXHIBIT 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







         May 5, 2006



         /s/Glenn R. Jennings
         Glenn R. Jennings
         Chairman of the Board, President and
         Chief Executive Officer


                                                                 EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Delta Natural Gas Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice-President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






         May 5, 2006



         /s/John F. Hall
         John F. Hall
         Vice-President - Finance,
         Secretary and Treasurer