Form 10-K
period 2006-06-30
DELTA NATURAL GAS CO INC
filed 2006-09-01
CIK 277375

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2006.
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
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

        Registrant's telephone number, including area code: 859-744-6171
           Securities registered pursuant to Section 12(b) of the Act:
          Title of Each Class Name on Each Exchange on Which Registered
      Common Stock $1 Par Value                            NASDAQ Global Market
            Securities registered pursuant to Section 12(g) of the Act:
                                       None

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes |X| No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer |X| Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter. $ 81,711,050

As of August 24, 2006, Delta Natural Gas Company, Inc. had outstanding 3,256,784 shares of common stock $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2006, is incorporated by reference in Part III of this Report.

================================================================================

                                TABLE OF CONTENTS
                                                                     Page Number
PART I
    Item 1.           Business                                              1

    Item 1A.          Risk Factors                                          7

    Item 1B.          Unresolved Staff Comments                             8

    Item 2.           Properties                                            9

    Item 3.           Legal Proceedings                                     9

    Item 4.           Submission of Matters to a Vote of
                      Security Holders                                      9

PART II
    Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                      Equity Securities                                    10

    Item 6.           Selected Financial Data                              11

    Item 7.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12

    Item 7A.          Quantitative and Qualitative Disclosures
                      About Market Risk                                    20

    Item 8.           Financial Statements and Supplementary Data          20

    Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure               21

    Item 9A.          Controls and Procedures                              21

    Item 9B.          Other Information                                    23

PART III
     Item 10.          Directors and Executive Officers of the Registrant  23

     Item 11.          Executive Compensation                              23

     Item 12.          Security Ownership of Certain Beneficial
                       Owners and Management and Related
                       Stockholder Matters                                 23

     Item 13.          Certain Relationships and Related Transactions      23

     Item 14.          Principal Accountant Fees and Services              23

PART IV
     Item 15.          Exhibits and Financial Statement Schedules          24

Signatures                                                                 26

                                                                PART I

Item 1.  Business


General

     We sell natural gas to approximately 38,000 retail customers on our distribution system in central and southeastern Kentucky. Additionally, we transport natural gas to our industrial customers, who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system, and we produce a relatively small amount of natural gas from our southeastern Kentucky wells.

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

     We operate through two segments, a regulated segment and a non-regulated segment. See Note 14 of the Notes to Consolidated Financial Statements for a discussion of these segments. Through our regulated segment, we sell natural gas to our retail customers in 23 predominantly rural counties. In addition, our regulated segment transports gas to industrial customers on our system who purchase gas in the open market. Our regulated segment also transports gas on behalf of local producers and other customers not on our distribution system. Our results of operations and financial condition have been strengthened by regulatory developments in recent years, including a $2,756,000 revenue increase from our 2004 rate case, a weather normalization provision, which has reduced fluctuations in our earnings due to variations in weather, and a gas cost recovery clause.

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

     During the past several years, we have experienced reduced margins in our regulated retail sales business due to customer conservation. During 2006, this was heightened due to higher gas prices and the resultant conservation by our customers and additional loss of customers switching to alternate energy sources. But, some communities we serve continue to expand, resulting in growth opportunities for us in some areas. Industrial parks have been developed in our service areas, resulting in some potential for growth in industrial customers as well.

     Factors that affect our revenues include rates we charge our customers, our supply cost for the natural gas we purchase for resale, economic conditions in our service areas, weather and competition.

     Although the rules of the Kentucky Public Service Commission permit us to pass through to our customers changes in the price we must pay for our gas supply, increases in our rates to customers may cause our customers to continue to conserve or to use alternative energy sources.

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


Gas Supply

     We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2006, we purchased approximately 99% of our natural gas from interstate sources.

Interstate Gas Supply

     We acquire our interstate gas supply from gas marketers. We currently have commodity requirements agreements for our Columbia Gas Transmission Corporation, Columbia Gulf Transmission Corporation and Tennessee Gas Pipeline supplied areas with Atmos Energy Marketing. Under these commodity requirements agreements, the gas marketer is obligated to supply the volumes consumed by our regulated customers in defined sections of our service areas. The gas we purchase under these agreements is priced at index-based market prices or at mutually agreed-to fixed prices. The index-based market prices are determined based on the prices published on the first of the month in Platts' Inside FERC's Gas Market Report in the indices that relate to the pipelines through which the gas will be transported, plus or minus an agreed-to fixed price adjustment per million British Thermal Units of gas sold. Consequently, the price we pay for interstate gas is based on current market prices.

     Our agreement with Atmos Energy Marketing for the Tennessee Gas Pipeline supplied service areas is for a term that expires on April 30, 2007, and shall continue year to year thereafter unless cancelled by either party by written notice at least sixty (60) days prior to the annual anniversary date of the agreement. Our agreement with Atmos, under which we purchase the natural gas transported for us by Columbia Gas and Columbia Gulf, became effective May 1, 2003. The term for the Atmos supply for our Columbia Gas contract expires on April 30, 2007, and shall continue year to year thereafter unless cancelled by either party by written notice at least sixty (60) days prior to the annual anniversary date of the agreement.

     We also purchase additional interstate natural gas from Atmos, as needed, in addition to our commodity requirements agreements with Atmos. This spot gas purchasing arrangement is pursuant to an agreement with Atmos containing an "evergreen" clause which permits either party to terminate the agreement by providing not less than sixty (60) days written notice. Delta's purchases from Atmos under this spot purchase agreement are generally month-to-month. However, Delta does have the option of forward-pricing gas for one or more months for the upcoming winter season. The price of gas under this agreement is based on current market prices, determined in a similar manner as under the commodity requirements contract with Atmos, with an agreed-to fixed price adjustment per Million British Thermal Units purchased. In our fiscal year ended June 30, 2006, approximately 39% of Delta's gas supply was purchased under our agreements with Atmos.

     Delta purchases gas from M & B Gas Services, Inc. for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices. Our agreement with M & B may be terminated upon 30 days' prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2006, approximately 60% of Delta's gas supply was purchased under our agreement with M & B.

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

     Our agreements with Tennessee Gas Pipeline extend through 2008 and thereafter automatically renew for subsequent five-year terms unless terminated by one of the parties. Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet ("Mcf") per day for us. During fiscal 2006, Tennessee transported a total of 939,000 Mcf for us under these contracts. Annually, approximately 25% of Delta's supply requirements flow through Tennessee to our points of receipt under our transportation agreements with Tennessee. We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's production area storage fields and its market area storage fields, and we reserve the right to withdraw up to fixed daily volumes. These gas storage agreements terminate on the same schedule as our transportation agreements with Tennessee.

     Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2006 Columbia Gas and Columbia Gulf transported for us a total of 514,000 Mcf, or approximately 14% of Delta's supply requirements, under all of our agreements with them.

     All of our transport agreements with Columbia Gas and Columbia Gulf extend through 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties.

     Columbia Gulf also transported additional volumes under agreements it has with M & B to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field, as discussed below. The amounts transported and sold to us under the agreement between Columbia Gulf and this gas marketer for fiscal 2006 constituted approximately 60% of Delta's gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

     We have no direct agreement with Texas Eastern. However, Atmos Energy Marketing has an arrangement with Texas Eastern to transport the gas to us that we purchase from that marketer, to supply our customers' requirements in specific geographic areas. Consequently, Texas Eastern transports a small percentage of our interstate gas supply. In our fiscal year ended June 30, 2006, Texas Eastern transported approximately 14,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.

Kentucky Gas Supply

     We have an agreement with Chesapeake Appalachian LLC to purchase natural gas through October 31, 2006, and thereafter it will renew for additional terms of one year each unless terminated by one of the parties. We purchased 50,000 Mcf from Chesapeake during fiscal 2006. The price for the gas we purchase from Chesapeake is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platt's Inside FERC's Gas Market Report, plus a fixed adjustment per million British Thermal units of gas purchased. Chesapeake delivers this gas to our customers directly from its own pipelines.

     We own and operate an underground natural gas storage field that we use to store a significant portion of our winter gas supply needs. The storage gas is delivered during the summer injection season by Columbia Gulf on behalf of M & B to an interconnection point between Columbia Gulf and us where we purchase and receive the gas and flow it to our storage field. M & B arranges transportation of the gas through the Columbia Gulf system to us. This storage capability permits us to purchase and store gas during the non-heating months and then withdraw and sell the gas during the peak usage months. During fiscal 2006, we withdrew 1,105,000 Mcf from this storage field.

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

     We are evaluating and considering options, including filing with the Kentucky Public Service Commission, to recover in rates the margin reductions experienced due to customer conservation as well as the loss of customers resulting from customers' reactions to higher gas prices.

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

     In addition to regulation by the Kentucky Public Service Commission, we may obtain non-exclusive franchises from the cities in which we operate authorizing us to place our facilities in the streets and public grounds. No utility may obtain a franchise until it has obtained approval from the Kentucky Public Service Commission to bid on such franchise. We hold franchises in five of the cities we serve, and we continue to operate under the conditions of expired franchises in five other cities we serve. In the other cities and areas we serve, either our franchises have expired, the areas served do not have governmental organizations authorized to grant franchises or the city governments do not require a franchise. We attempt to acquire or reacquire franchises whenever feasible.

     Without a franchise, a city could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city. To date, the absence of a franchise has caused no adverse effect on our operations.


Capital Expenditures

     Capital expenditures during 2006 were $7.8 million and for 2007 are estimated to be $10.4 million. Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.


Financing

     Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term line of credit. The current available line of credit is $40 million, of which $7 million had been borrowed at June 30, 2006.

     Present plans are to utilize the short-term line of credit to help meet planned capital expenditures and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.


Employees

     On June 30, 2006, we had 156 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.


Available Information

     We make available free of charge on our Internet website http://www.deltagas.com, our Business Code of Conduct and Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding Delta. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 1-800-SEC-0330.



Consolidated Statistics

For the Years Ended June 30,                          2006          2005          2004         2003          2002
                                                      ----          ----          ----         ----          ----


Average Retail Customers Served

   Residential                                        32,601       33,284        33,570       33,757        33,624
   Commercial                                          5,154        5,241         5,298        5,290         5,235
   Industrial                                             59           60            61          63             62
                                                     --------     ----------   --------      --------       -------

      Total                                           37,814       38,585        38,929       39,110        38,921
                                                      ======       ======        ======       =======       ======

Operating Revenues ($000)
   Residential sales                                  35,240       29,172        28,737       26,749        23,203
   Commercial sales                                   24,081       18,029        18,719       16,916        13,832
   Industrial sales                                    2,356        1,744         1,731        1,607         1,141
                                                       -----        -----         -----      -------         -----
      Total regulated sales (a)                       61,677       48,945        49,187       45,272        38,176

   On-system transportation                            4,371        4,312         3,854        3,873         3,826
   Off-system transportation                           2,543        2,099         2,104        1,560         1,220
   Non-regulated sales                                51,904       31,971        27,091       20,611        17,191
   Other                                                 250          211           205          195           198

   Eliminations for intersegment                     (3,498)       (3,357)       (3,247)      (3,131)       (4,741)
                                                     --------     --------      --------      --------      -------


      Total                                          117,247       84,181        79,194       68,380         55,870
                                                     =======       ======        ======       ========       ======

System Throughput (Million Cu. Ft.)
   Residential sales                                   1,764        2,018         2,202        2,416         2,133
   Commercial sales                                    1,313        1,381         1,529        1,627         1,389
   Industrial sales                                      146          158           164          181           142
                                                       -----       ------        ------        ------       -------

      Total regulated sales (a)                        3,223        3,557         3,895        4,224         3,664

   On-system transportation                            5,322        5,273         5,166        5,299         4,865
   Off-system transportation                           8,789        7,194         7,190                      4,215
                                                                                               5,396
   Non-regulated sales                                 4,398        3,924         3,958        3,591         3,858
   Eliminations for intersegment                      (4,313)      (3,831)       (3,918)      (3,523)        (3,641)
                                                      ---------     --------     --------     ---------    ---------

      Total                                           17,419        16,117        16,291       14,987       12,961
                                                      ======        ======        ======      =======       ======

Average Annual Consumption Per
  Average Residential Customer
  (Thousand Cu. Ft.)                                      54           61            66           72            63

Lexington, Kentucky Degree Days
   Actual                                              4,309        4,293         4,493        4,914         4,137
   Percent of 30 year average                           92.3         91.8          96.3        105.8          89.1

(a) 2005 regulated sales includes a $1,246,000 non-recurring increase in revenues due to the recording of 58,000 Mcf of unbilled sales at June 30, 2005.

Item 1A.   Risk Factors

     The risk factors below should be carefully considered.

     WEATHER CONDITIONS MAY CAUSE OUR REVENUES TO VARY FROM YEAR TO YEAR. Our revenues vary from year to year, depending on weather conditions. We estimate that approximately 75% of our annual gas sales are temperature sensitive. As a result, mild winter temperatures can cause a decrease in the amount of gas we sell in any year, which would reduce our revenues and profits. Our weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, only partially mitigates this risk. We adjust our rates to residential and small non-residential customers to reflect variations from thirty-year average weather for our November through March billing cycles.

     CHANGES IN FEDERAL REGULATIONS COULD REDUCE THE AVAILABILITY OR INCREASE THE COST OF OUR INTERSTATE GAS SUPPLY. We purchase almost all of our gas supply from interstate sources. For example, in our fiscal year ended June 30, 2006, approximately 99% of our gas supply was purchased from interstate sources. The Federal Energy Regulatory Commission regulates the transmission of the natural gas we receive from interstate sources, and it could increase our transportation costs or decrease our available pipeline capacity by changing its regulatory policies in a manner that could increase transportation rates or reduce pipeline or storage capacity available to us.

     OUR GAS SUPPLY DEPENDS UPON THE AVAILABILITY OF ADEQUATE PIPELINE TRANSPORTATION CAPACITY. We purchase almost all of our gas supply from interstate sources. Interstate pipeline companies transport the gas to our system. A decrease in interstate pipeline capacity available to us or an increase in competition for interstate pipeline transportation service could reduce our normal interstate supply of gas.

     OUR CUSTOMERS ARE ABLE TO ACQUIRE NATURAL GAS WITHOUT USING OUR DISTRIBUTION SYSTEM. Our larger customers can obtain their natural gas supply by purchasing their natural gas directly from interstate suppliers, local producers or marketers and arranging for alternate transportation of the gas to their plants or facilities. Customers may undertake such a by-pass of our distribution system in order to achieve lower prices for their gas service. Our larger customers who are in close proximity to alternative supply would be most likely to consider taking this action. This potential to by-pass our distribution system creates a risk of the loss of large customers and thus could result in lower revenues and profits.

     WE FACE REGULATORY UNCERTAINTY AT THE STATE LEVEL. We are regulated by the Kentucky Public Service Commission. The majority of our revenues are generated by our regulated segment. We face the risk that the Kentucky Public Service Commission may fail to grant us adequate and timely rate increases or may take other actions that would cause a reduction in our income from operations, such as limiting our ability to pass on to our customers our increased costs of natural gas. Such regulatory actions would decrease our revenues and our profitability.

     VOLATILITY IN THE PRICE OF NATURAL GAS COULD REDUCE OUR PROFITS. Significant increases in the price of natural gas will likely cause our retail customers to conserve or switch to alternate sources of energy. Any decrease in the volume of gas we sell that is caused by such actions will reduce our revenues and profits. Higher prices could also make it more difficult to add new customers. Natural gas prices have risen significantly in the past year.

     WE DO NOT GENERATE SUFFICIENT CASH FLOWS TO MEET ALL OUR CASH NEEDS. Historically, we have made large capital expenditures in order to finance the maintenance, expansion and upgrading of our distribution and transmission system. As a result, we have funded a portion of our cash needs through borrowing and by offering new securities into the market. For example, by a combination of increasing our borrowing under our short-term line of credit and sales of securities through our dividend reinvestment plan and other offerings, we generated cash in the amount of $1,764,000 in fiscal 2006, $1,987,000 in fiscal 2005 and $4,515,000 in fiscal 2004. Although cash needs vary from year to year, we consider these years indicative of our future needs for external cash. Our dependence on external sources of financing creates the risks that our profits could decrease as a result of high capital costs and that lenders could impose onerous and unfavorable terms on us as a condition to granting us loans. We also risk the possibility that we may not be able to secure external sources of cash necessary to fund our operations.

     SUBSTANTIAL OPERATIONAL RISKS ARE INVOLVED IN OPERATING A NATURAL GAS DISTRIBUTION, PIPELINE AND STORAGE SYSTEM AND SUCH OPERATIONAL RISKS COULD REDUCE OUR REVENUES AND INCREASE EXPENSES. There are substantial risks associated with the operation of a natural gas distribution, pipeline and storage system, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond our control. These risks could result in injury or loss of life, extensive property damage and environmental pollution, which in turn could lead to substantial financial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. Liabilities incurred that are not fully covered by insurance could adversely affect our results of operations and financial condition. Additionally, interruptions to the operation of our gas distribution, transmission or storage system caused by such an event could reduce our revenues and increase our expenses.

     HURRICANES OR OTHER EXTREME WEATHER COULD INTERRUPT OUR GAS SUPPLY AND INCREASE NATURAL GAS PRICES. Hurricanes or other extreme weather could damage production or transportation facilities, which could result in decreased supplies of natural gas and increased supply costs for us and higher prices for our customers.

     CROSS-DEFAULT   PROVISIONS  IN  OUR  BORROWING  ARRANGEMENTS  INCREASE  THE
CONSEQUENCES OF A DEFAULT ON OUR PART. Each indenture under which our outstanding debt has been issued, and the loan agreement for our bank line of credit, contains a cross-default provision which provides that we will be in default under such indenture or loan agreement in the event of certain defaults under any of the other indentures or loan agreement. Accordingly, should an event of default occur under one of our debt agreements, we face the prospect of being in default under all of our debt agreements and obliged in such instance to satisfy all of our then-outstanding indebtedness. In such an event, we might not be able to obtain alternative financing or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us.

     OUR BORROWING ARRANGEMENTS INCLUDE VARIOUS NEGATIVE COVENANTS THAT RESTRICT OUR ACTIVITIES. Our bank line of credit restricts us from:

o    merging with another entity,
o selling a material portion of our assets other than in the ordinary course of business,
o issuing stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, and
o having any person hold more than twenty percent (20%) of our outstanding shares of common stock,

without bank approval or repaying the line of credit. We are prevented from assuming additional mortgage indebtedness in excess of $5,000,000 or from paying dividends on our common stock unless our consolidated shareholders' equity minus the value of our intangible assets exceeds $25,800,000. These negative covenants create the risk that we may be unable to take advantage of business and financing opportunities as they arise.


Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

     We own our corporate headquarters in Winchester, Kentucky. We own ten buildings used for field operations in the cities we serve. Also, we own a building in Laurel County, Kentucky used for training and equipment and materials storage.

     We own approximately 2,500 miles of natural gas gathering, transmission, distribution, storage and service lines. These lines range in size up to twelve inches in diameter.

     We hold leases for the storage of natural gas under 8,000 acres located in Bell County, Kentucky. We developed this property for the underground storage of natural gas.

     We use all the properties described in the three paragraphs immediately above principally in connection with our regulated natural gas distribution, transmission and storage segment. See Note 14 of the Notes to Consolidated Financial Statements for a description of Delta's two business segments.

     Through our wholly-owned subsidiary, Enpro, we produce gas as part of the non-regulated segment of our business.

     Enpro owns interests in oil and gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 3.2 million Mcf. Also, Enpro owns the gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others and are currently being developed. We have performed no reserve studies on these properties. Enpro produced a total of 196,000 Mcf of natural gas during fiscal 2006 from all the properties described in this paragraph.

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

     No matter was submitted during the fourth quarter of 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     We have paid cash dividends on our common stock each year since 1964. The frequency and amount of future dividends will depend upon our earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for our Insured Quarterly Notes and Debentures.

     Our common stock is traded on the NASDAQ Global Market and trades under the symbol "DGAS". There were 1,979 record holders of our common stock as of June 30, 2006. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ Global Market and the cash dividends declared per share.

                                       Range of Stock            Dividends
                                          Prices ($)           Per Share ($)
                                    High            Low

Quarter

Fiscal 2006
First                               30.00           25.56             .30
Second                              28.42           23.60             .30
Third                               26.75           24.80             .30
Fourth                              26.82           24.22             .30

Fiscal 2005
First                               26.99           22.02             .295
Second                              28.75           23.20             .295
Third                               28.10           25.21             .295
Fourth                              29.00           24.42             .295

     The closing sale prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

     In July, 2004 and 2003, we distributed 4,826 and 4,504 shares, respectively, of our common stock to our employees under our Employee Stock Purchase Plan (see Note 5(c) of the Notes to Consolidated Financial Statements). We received cash consideration for one half of those shares of $59,000 and $53,000, respectively, while one-half of the shares were provided to our employees without cash consideration as a part of our compensation and benefits for our employees. We discontinued our Employee Stock Purchase Plan after the July, 2004 distribution.

     We offered and sold our securities through our Employee Stock Purchase Plan pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption is available since we are incorporated and doing business in Kentucky, and all our eligible employees are residents of Kentucky. Our Employee Stock Purchase Plan was authorized by our Board of Directors but was not required to be submitted to our shareholders for approval.

     No underwriters were engaged in connection with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.


Item 6.    Selected Financial Data

For the Years Ended June 30,

                                              2006               2005            2004            2003               2002
                                              ----               ----            ----            ----               ----

Summary of Operations ($)

   Operating revenues (a)                  117,247,144        84,181,233       79,193,614       68,380,263       55,870,219

   Operating income (a)                      9,862,407         9,386,927        8,173,304        8,526,366        8,401,452

   Net income (a)                            5,024,635         4,998,619        3,838,059        3,850,607        3,636,713

   Basic and diluted earnings
      per common share (a)                        1.55              1.55             1.20             1.46             1.45

   Dividends declared
     per common share                             1.20              1.18             1.18             1.18             1.16

Weighted Average Number of
Common Shares Outstanding
(Basic and Diluted)                          3,242,223         3,216,668        3,185,158        2,641,829        2,513,804

Total Assets ($)                           155,554,125       144,762,217      138,372,129      133,287,316      127,141,327

Capitalization ($)

   Common shareholders'
      equity (b)                            52,609,724        50,799,454       48,830,161       45,892,597       34,182,277

   Long-term debt  (b)                      58,790,000        52,707,000       53,049,000       53,373,000       48,600,000
                                            ----------        ----------       ----------       ----------       ----------

      Total capitalization                 111,399,724       103,506,454      101,879,161       99,265,597       82,782,277
                                           ===========       ===========      ===========       ==========       ==========

Short-Term Debt ($)(b)(c)                    8,246,434         7,609,122        6,388,180        2,681,099       21,105,000

Other Items ($)

   Capital expenditures                      7,781,396         5,338,356        8,959,153        8,839,091        9,748,304

   Total plant, before accumulated
        depreciation                       182,155,110       174,711,253      170,337,427      163,745,044      156,305,063

(a) We recorded 58,000 Mcf of unbilled sales at June 30, 2005, resulting in non-recurring increases of $1,246,000 in operating revenues, $617,000 in operating income, $379,000 in net income and $.12 in basic and diluted earnings per common share for fiscal 2005.

(b)  During February,  2003, we issued $20,000,000 aggregate principal amount of
     7.00%   Debentures  due  2023.  The  net  proceeds  of  the  offering  were
     $19,181,000.  We used the net  proceeds  to  redeem  $14,806,000  aggregate principal  amount  of our  8.30%  Debentures  due  2026 and to pay down our short-term  notes  payable.  During May,  2003, we used the net proceeds of
     $12,493,000 from our sale of 600,000 shares of common stock to pay down our short-term  notes  payable.  During  April,  2006,  we  issued  $40,000,000 aggregate  principal amount of 5.75% Insured  Quarterly Notes due 2021. The net proceeds of the offering were $37,671,000.  We used the net proceeds to redeem $23,700,000 and $10,200,000  aggregate principal amount of our 7.15%
     Debentures  due 2018 and 6 5/8%  Debentures  due  2023,  respectively.  The remaining net proceeds of $3,830,000  were used to pay down our  short-term notes payable.

(c)  Includes current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2006 and Future Outlook

Overview

     The following is a discussion of the segments in which we compete, the corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2006. Our Company has two segments:
(i) a regulated natural gas distribution,  transmission and storage segment, and
(ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production.

     Earnings from the regulated segment are primarily influenced by sales and transportation volumes, the rates we charge our customers and the expenses we incur. In order for us to achieve our strategy of maintaining reasonable long-term earnings, cash flow and stock value, we must successfully manage each of these factors. Sales volumes are temperature-sensitive. Our regulated sales volumes in any period reflect the impact of weather, with colder temperatures generally resulting in increased sales volumes. The impact of unusual winter temperatures on our revenues is reduced given our ability to adjust our winter rates for residential and small non-residential customers in response to unusual winter temperatures. The Kentucky Public Service Commission sets the rates we are permitted to charge our customers in the regulated segment. We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we seek approval from the Kentucky Public Service Commission to adjust the rates we charge our customers. The regulated segment's largest expense is gas supply, which we are permitted to pass through to our customers. We control remaining expenses through budgeting, approval and review.

     Our non-regulated segment markets natural gas to large-use customers both on and off Delta's regulated system. We endeavor to enter sales agreements when we can match estimated demand with a supply that provides an acceptable margin.

     Earnings per share remained the same between 2006 and 2005 ($1.55 per share) due to the fact that increased sales volumes and higher gas prices in our non-regulated segment offset the lower retail sales volumes in our regulated segment. The lower sales volumes resulted from reduced usage per customer due to conservation efforts by them and a decline in the number of customers. Our 2005 net income per share included a $.12 non-recurring increase due to the recording of 58,000 Mcf of unbilled sales at June 30, 2005, as discussed in Note 1(g) of the Notes to Consolidated Financial Statements.

Future Outlook

     In 2007 and beyond, our success will depend, in part, on our ability to maintain a reasonable rate of return in our regulated segment in light of higher gas prices and the resultant conservation by our customers and additional loss of customers switching to alternate energy sources. We expect our non-regulated segment to continue to contribute to consolidated net income in 2007. The extent of this contribution will be affected by fluctuations in natural gas prices.


Liquidity and Capital Resources

Sources and Uses of Cash

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our short-term line of bank credit, shown as notes payable on the accompanying consolidated balance sheets. Notes payable increased to $7,046,000 at June 30, 2006, compared with $5,959,000 at June 30, 2005. The $1,087,000 increase is attributable to the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $7,781,000, $5,338,000 and $8,959,000 during the fiscal years ended 2006, 2005 and 2004, respectively. We finance the balance of our capital expenditures on an interim basis through this short-term line of bank credit. We periodically repay our short-term borrowings under our line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

     Long-term debt increased to $58,790,000 at June 30, 2006, compared with $52,707,000 at June 30, 2005. This $6,083,000 increase resulted from the issuance of 5.75% Insured Quarterly Notes, discussed in Note 9 of the Notes to Consolidated Financial Statements. The increase was partially offset by the redemption of the 7.15% and the 6 5/8% Debentures, discussed in Note 9 of the Notes to Consolidated Financial Statements, and by provisions in the Debentures allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents increased to $150,000 at June 30, 2006 compared with $128,000 at June 30, 2005. This $22,000 increase in cash and cash equivalents for the year ended June 30, 2006 is compared with the $41,000 decrease and $1,251,000 increase in cash and cash equivalents for the years ended June 30, 2005 and June 30, 2004, respectively, as shown in the following table:

($000)

                                                         2006                2005              2004
                                                         ----               -----              ----

Provided by operating activities                          6,423              7,372              7,276
Used in investing activities                             (7,577)            (5,263)            (8,959)
Provided by (used in) financing activities                1,176             (2,150)               432
                                                        -------           --------          ---------

Increase (decrease) in cash and cash equivalents             22                (41)            (1,251)
                                                      =========          =========           ========

     For the year ended June 30, 2006, cash provided by operating activities decreased $949,000 as compared to 2005 due to increased income tax payments of $1,738,000 attributable to higher taxes payable as a result of the expiration of the bonus depreciation allowed under the Job Creation and Worker Assistance Act of 2002, which expired in 2005. The increase was partially offset by $793,000 of decreased gas costs relating to our deferred gas cost and gas payable accounts. For the year ended June 30, 2005, cash provided by operating activities increased $96,000 as compared to 2004 due to favorable working capital fluctuations.

     Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

     For the year ended June 30, 2006, cash provided by financing activities increased by $3,327,000, as compared to 2005, primarily due to the issuance of the $40,000,000 5.75% Insured Quarterly Notes, offset partially by $2,300,000 in issuance costs and $33,900,000 in redemption of the 7.15% and 6 5/8% Debentures and limited redemptions made by certain holders or their beneficiaries of the outstanding Debentures. Cash used in financing activities increased $2,582,000 for the year ended June 30, 2005, primarily due to decreased net borrowings on the short-term line of credit compared to 2004.

Cash Requirements

     Our capital expenditures result in a continued need for capital. We expect our capital expenditures for fiscal 2007 to be $10,421,000, a $2,640,000 increase from fiscal 2006 capital expenditures. The major reason for this increase is a potential 10-mile transmission project to extend our transmission facilities and connect to an interstate gas pipeline. The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2006:


                                                                   Payments Due by Period

                                       ---------------------------------------------------------------------------------

   ($000)                                     2007      2008-2009       2010-2011       After 2011          Total
                                              ----      ---------       ---------       ----------          -----

   Interest payments (a)               $  4,435,000     $ 8,870,000   $ 8,870,000     $  49,317,000      $ 71,492,000

   Long-term debt (b)                      1,200,000      2,400,000     2,400,000         53,990,000       59,990,000
   Operating leases (c) (f)                   64,000        127,000       125,000            780,000        1,096,000
   Pension contributions (d)               1,500,000      2,000,000     2,000,000         12,948,000       18,448,000
   Gas purchase obligations  (e)(f)       15,335,000      3,592,000           --                  --       18,927,000
                                       ------------    ------------   ------------      ------------     -------------

   Total contractual
       obligations                     $ 22,534,000     $16,989,000   $13,395,000      $ 117,035,000     $169,953,000
                                       ============     ===========   ===========      ============       ============


(a) Our long-term debt, notes payable and customers' deposits all require interest payments. Interest payments are projected based on fiscal 2006 interest payments until the underlying debt matures. We have assumed a 40 year maturity for the notes payable.

(b) See Note 9 of the Notes to Consolidated Financial Statements for a description of this debt. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date. Our long-term debt does not have any sinking fund requirements.

(c) The operating leases after 2011 include the present value of leases having an indeterminate life. These leases relate primarily to storage well and compressor station site leases. For the purpose of this calculation we have assumed a 40 year life for these leases, although we may cancel these leases at our option. To the extent that these leases extend beyond 2046, the annual lease payments will be $54,000. The leases are cancellable at our option.

(d) For the purpose of this calculation, we have assumed a 40 year life for the pension plan. To the extent that the plan extends beyond 2046, the annual contribution is estimated to be $1,000,000.

(e)  Estimated  gas  purchases  for  full   requirements-based   contracts  with
     suppliers  for  periods  extending  up  to  four  years.  These  costs  are recoverable in customer rates.

(f) The amounts disclosed represent our estimate of future cash expenditures for informational purposes. As of June 30, 2006, we did not have any minimum contractual obligations under these agreements.

     See Note 12 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our short-term line of credit. Our current available line of credit is $40,000,000, of which $7,046,000 was borrowed at June 30, 2006, classified as notes payable in the accompanying consolidated balance sheets. The line of credit is with Branch Banking and Trust Company and extends through October 31, 2007.

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

Pension

     Our reported costs of providing pension benefits (as described in Note 5(a) of the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

     Pension costs associated with our defined benefit pension plan, for example, are impacted by employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plan and earnings on plan assets. Changes made to the provisions of the plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

     In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, changes in pension obligations associated with the above factors may not be immediately recognized as pension costs on the income statement, but may be deferred and amortized in the future over the average remaining service period of active plan participants in accordance with Statement No. 87. For the years ended June 30, 2006, 2005 and 2004, we recorded pension costs for our defined benefit pension plan of $717,000, $556,000 and $725,000, respectively.

     Our pension plan assets are principally comprised of equity and fixed income investments. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

     In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on pension plan assets is 8 percent and is based on our targeted asset allocation assumption of approximately 65 percent equity investments and approximately 35 percent fixed income investments. Our approximately 65 percent equity investment target includes allocations to domestic, international, and emerging markets. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

     We calculate the expected return on assets in our determination of pension costs based on the market value of assets at the measurement date. Using the market value recognizes investment gains or losses in the year in which they occur.

     Based on our assumed long-term rate of return of 8 percent, discount rate of 5.8 percent, and various other assumptions, we estimate that our pension costs associated with our defined benefits pension plan will decrease from $717,000 in 2006 to $567,000 in 2007. Modifying the expected long-term rate of return on our pension plan assets by .25 percent would change pension costs for 2007 by approximately $31,000. Increasing the discount rate assumption by .25 percent would decrease pension costs by approximately $44,000. Decreasing the discount rate assumption by .25 percent would increase pension costs by approximately $47,000.

Accumulated Provisions for Doubtful Accounts

     We encounter risks associated with the collection of our accounts receivable. As such, we record a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, we primarily utilize the historical accounts receivable write-off amounts. Quarterly, at a minimum, we review the reserve for reasonableness based on the level of revenue and the aging of the receivable balance. The underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the consolidated income statement and working capital. The actual weather, commodity prices and other internal and external economic conditions, such as the mix of the customer base between residential, commercial and industrial, may vary significantly from our assumptions and may impact operating income.

Unbilled Revenues and Gas Costs

     At each month-end, we estimate the gas service that has been rendered from the latest date of each cycle meter reading to the month-end. This estimate of unbilled usage is based on projected base load usage for each day unbilled plus projected weather-sensitive usage for each degree day during the unbilled period. Unbilled revenues and gas costs are calculated from the estimate of unbilled usage multiplied by the rates in effect at month-end. Actual usage patterns may vary from these assumptions and may impact operating income.

Asset Retirement Obligations

     We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, during fiscal year 2003 and the primary impact was to change the method of accruing for gas well plugging and abandonment costs. We adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations as of June 30, 2006 and recorded asset retirement obligations required pursuant to Federal regulations related to the retirement of our service lines and mains, although the timing of such retirements is uncertain. These pronouncements require that the fair value of our retirement obligations be recorded at the time the obligations are incurred. These pronouncements do not require the recognition of asset retirement obligations with indeterminate useful lives. Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability. Over time the liabilities are accreted for the change in their present value, through charges to depreciation, depletion and amortization, and the initial capitalized costs are depreciated or depleted over the useful lives of the related assets. We must use judgment to identify all appropriate asset retirement obligations. The underlying assumptions used for the value of the retirement obligation and related capitalized costs can change from period to period. These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk-free interest rate. Our asset retirement obligations are discussed in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

     Significant management judgment is generally required during the process of adopting new accounting pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these pronouncements.


Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report contain forward-looking statements that relate to future events or our future performance. We have attempted to identify these statements by using words such as "estimates", "attempts", "expects", "monitors", "plans", "anticipates", "intends", "continues", "strives ,"seeks", "will rely", "believes" and similar expressions.

     These   forward-looking   statements  include,  but  are  not  limited  to,
statements about:

o    our operational plans,

o    the cost and availability of our natural gas supplies,

o    our capital expenditures,

o    sources and availability of funding for our operations and expansion,

o our anticipated growth and growth opportunities through system expansion and acquisition,

o    competitive conditions that we face,

o    our production, storage, gathering and transportation activities,

o    acquisition of service franchises from local governments,

o    pension fund costs and management,

o    our contractual obligations and cash requirements,

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

o    uncertainty of our capital expenditure requirements,

o changes in economic conditions, demographic patterns and weather conditions in our retail service areas,

o changes affecting our costs of providing gas service, including changes in gas supply costs, interest rates, the availability of external sources of financing for our operations, tax laws, environmental laws and the general rate of inflation,

o    conservation by customers and loss of customers due to higher gas prices,

o changes affecting the costs of competing energy alternatives and competing gas distributors,

o changes in accounting principles and tax laws or the application of such principles and laws to us, and

o    other matters described in Item 1A. Risk Factors.



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

     The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the consolidated statements of income.

     In the following table we set forth variations in our gross margins for the last two fiscal years compared with the same periods in the preceding year:


                                                   2006 compared  2005 compared
($000)                                                 to 2005       to 2004
                                                   -------------  --------------

Increase (decrease) in regulated
       Gross margins                                   (1,555)           1,760
       On-system transportation                            58              458
       Off-system transportation                          445               (5)
       Other                                             (103)            (104)
                                                       ------          -------

                                                       (1,155)           2,109
                                                       ------          -------

Increase in non-regulated
       Gross margins                                    1,384            1,360
       Other                                               12               44
                                                       ------        ---------

                                                        1,396            1,404
                                                       ------          -------

Increase (decrease) in consolidated gross margins         241            3,513
                                                       ------          -------

Percentage increase (decrease) in regulated volumes
       Gas sales                                         (9.4)           (10.2)
       On-system transportation                           0.9              2.1
       Off-system transportation                         22.2               .1

Percentage increase (decrease) in non-regulated
   gas sales volumes                                     12.1              (.9)


     Heating degree days were 92% of normal thirty year average temperatures for fiscal 2006, as compared with 92% of normal temperatures for 2005 and 96% of normal for 2004. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     Gross   margins   increased   $241,000  in  2006  due  to  an  increase  in
non-regulated gross margins of $1,396,000 offset by a $1,155,000 decrease in regulated gross margins.

     The $1,396,000 (18.9%) increase in non-regulated gross margins on sales in 2006 reflected a 12.1% increase in non-regulated gas sales volumes and higher natural gas prices during the period.

     Of the $1,155,000 (5%) decrease in regulated gross margins in 2006, $617,000 is non-recurring, relating to the initial recording in 2005 of unbilled regulated margins on 58,000 Mcf of unbilled regulated volumes as discussed in
Note 1 of the Notes to Consolidated Financial Statements. Decreases of approximately $362,000 and $406,000 in regulated gross margins are attributed to a 2% decrease in the number of regulated retail customers and reduced usage due to customer conservation, respectively. These decreases in regulated retail sales were offset by a $503,000 increase in transportation revenues primarily due to increased volumes transported for gas producers.

     The increase in gross margins for 2005 of $3,513,000 was due primarily to a $3,873,000 increase in gas rates. Regulated gas rates increased due to the implementation of increased regulated base rates effective October 7, 2004 as discussed in Note 13 of the Notes to Consolidated Financial Statements. Non-regulated gas rates increased to reflect increases in the market price of natural gas. Due to recording unbilled regulated margins on 58,000 Mcf of unbilled regulated volumes as discussed in Note 1(g) of the Notes to Consolidated Financial Statements, $617,000 of the increase is non-recurring. In addition, the weather normalization adjustment increased gross margins $531,000 as the result of warmer weather in the 2005 period. Partially offsetting these increases was a 10.2% decrease in regulated gas sales volumes due to 5% warmer weather in the 2005 period, which resulted in a $1,849,000 decrease in gross margins.

Operation and Maintenance

     The $1,640,000 (15.4%) increase in operation and maintenance expenses for 2005 is primarily due to a $747,000 increase in compensation expense resulting from increasing base salary and bonus amounts and a $485,000 increase in employee medical expenses. To a lesser extent, the company also experienced increases in insurance expense, directors' fees and uncollectible account expense.

Income Tax Expense

     The decrease in income tax expense for 2006 of $208,000 (6.7%) was attributable to the decrease in the effective income tax rate for 2006 due to a reduction of the Kentucky corporate income tax rate.

     The increase in income tax expense for 2005 of $743,000 (31.5%) is attributable to the increase in net income before income tax expense. The increase in net income before income tax expense is largely attributable to the increase in operating income before income tax expense, which increased 19% over the prior year.

Other Interest

     The increase in other interest for 2006 of $315,000 (75.2%) was a result of increased borrowings and increased interest rates.

Basic and Diluted Earnings Per Common Share

     For the fiscal years ended June 30, 2006, 2005 and 2004, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate notes payable. The interest rate on our current short-term line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our short-term line of credit was $7,046,000 and $5,959,000 on June 30, 2006 and 2005, respectively. The weighted average interest rate on our short-term line of credit was 6.13% and 4.14% as of June 30, 2006 and 2005, respectively. Based on the amount of our outstanding short-term line of credit on June 30, 2006 and 2005, a one percent (one hundred basis point) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $70,000 and $60,000, respectively.


Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                    PAGE

Management's Statement of Responsibility for Financial
Reporting and Accounting                                                     28

Report of Independent Registered Public Accounting Firm                      29

Consolidated Statements of Income for the years ended June 30,
2006, 2005, and 2004                                                         30

Consolidated Statements of Cash Flows for the years ended June 30,
2006, 2005 and 2004                                                          31

Consolidated Balance Sheets as of June 30, 2006 and 2005                     33

Consolidated Statements of Changes in Shareholders' Equity for
the years ended June 30, 2006, 2005 and 2004                                 35

Consolidated Statements of Capitalization as of June 30, 2006 and 2005       37

Notes to Consolidated Financial Statements                                   38

Schedule II - Valuation and Qualifying Accounts for the years ended
June 30, 2006, 2005 and 2004                                                 51

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our assessment and those criteria, management believes that the internal control over financial reporting maintained by the Company, as of June 30, 2006, was effective.

     The Company's registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report follows:

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Delta Natural Gas
Company, Inc. (the "Company") maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.


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


In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended June 30, 2006 and issued our report thereon dated August 31, 2006 (which report expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" effective June 30,
2006).

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 31, 2006

Item 9B. Other Information

     None.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     We have a Business Code of Conduct and Ethics that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Business Code of Conduct and Ethics on our website by going to the following address: http://www.deltagas.com. We will post any amendments to the Business Code of Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NASDAQ Global Market, on our website.

     Our Board of Directors has adopted charters for the Audit, Corporate Governance and Compensation and Executive Committees of the Board of Directors. You can find these documents on our website by going to the following address: http://www.deltagas.com and clicking on the appropriate link.

     You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

                           Delta Natural Gas Company, Inc.
                           Attn:  John F. Hall
                           3617 Lexington Road
                           Winchester, KY  40391
                           (859) 744-6171

     The Audit Committee of our Board of Directors is an "audit committee" for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934.

     The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting.


Item 11. Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Item 13. Certain Relationships and Related Transactions


Item 14. Principal Accountant Fees and Services

     Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) not later than 120 days after the close of the fiscal year. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 10 (except for the language above in Item 10 in this report), 11, 12, 13 and 14 is incorporated herein by reference to the definitive proxy statement. Neither the report on Executive Compensation nor the performance graph included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.

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

     3(ii)Registrant's Amended and Restated By-Laws (dated May 2, 2003) are incorporated herein by reference to Exhibit 3(ii) to Registrant's Form 10-K (File No. 000-8788) for the period ended June 30, 2005.

     4(a) The  Indenture  dated  March  1,  2006 in  respect  of  5.75%  Insured
          Quarterly Notes due April 1, 2021, is incorporated herein by reference to Exhibit 4(d) to Delta's Form S-3 (Reg. No. 333-132322) dated March 31, 2006.

     4(b) The Indenture  dated  January 1, 2003 in respect of 7% Debentures  due
          February 1, 2023, is incorporated herein by reference to Exhibit 4(d) to Delta's Form S-2 (Reg. 333-100852) dated October 30, 2002.

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

     10(h)Loan  Agreement,  October 31, 2002, by and between  Branch Banking and
          Trust Company and  Registrant is  incorporated  herein by reference to
          Exhibit 10(i) to Registrant's Form S-2 (Reg. No. 333-100852) dated February 7, 2003.

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

     10(k)Gas Storage  Lease,  dated  November 6, 1995, by and between Thomas J.
          Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant, is incorporated herein by reference to Exhibit 10(k) to Registrant's Form S-2 (Reg. No. 333-104301) April 4, 2003.

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

     21   Subsidiaries of the Registrant.

     23   Consent of Independent Registered Public Accounting Firm.

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of September, 2006.


                                  DELTA NATURAL GAS COMPANY, INC.

                                  By:  /s/Glenn R. Jennings
                                       --------------------------------
                                       Glenn R. Jennings, Chairman of the Board,
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)  Principal Executive Officer:


 /s/Glenn R. Jennings             Chairman of the Board,       September 1, 2006
---------------------------       President and Chief
   (Glenn R. Jennings)            Executive Officer


(ii) Principal Financial Officer:


 /s/John F. Hall                  Vice President - Finance,    September 1, 2006
---------------------------       Secretary and Treasurer
  (John F. Hall)

(iii) Principal Accounting Officer:


  /s/John B. Brown                Vice President - Controller  September 1, 2006
--------------------------
  (John B. Brown)

(iv) A Majority of the Board of Directors:


 /s/Donald R. Crowe                            Director        September 1, 2006
---------------------------
   (Donald R. Crowe)


 /s/Jane Hylton Green                          Director        September 1, 2006
---------------------------
  (Jane Hylton Green)


 /s/Lanny D. Greer                             Director        September 1, 2006
---------------------------
   (Lanny D. Greer)


 /s/Billy Joe Hall                             Director        September 1, 2006
----------------------------
  (Billy Joe Hall)


 /s/Michael J. Kistner                         Director        September 1, 2006
----------------------------
  (Michael J. Kistner)


 /s/Lewis N. Melton                            Director        September 1, 2006
----------------------------
  (Lewis N. Melton)


 /s/H. D. Peet                                 Director        September 1, 2006
----------------------------
  (H. D. Peet)


 /s/Arthur E. Walker, Jr.                      Director        September 1, 2006
-----------------------------
  (Arthur E. Walker, Jr.)


 /s/Michael R. Whitley                         Director        September 1, 2006
-----------------------------
  (Michael R. Whitley)

Management's Statement of Responsibility for Financial Reporting and Accounting

     Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The Company maintains a system of accounting and internal controls which management believes provides reasonable assurance that the accounting records are reliable for purposes of preparing financial statements and that the assets are properly accounted for and protected. The Board of Directors pursues its oversight role for these financial statements through its Audit Committee, which consists of five outside directors. The Audit Committee meets periodically with management to review the work and monitor the discharge of their responsibilities. The Audit Committee also meets periodically with the Company's internal auditor as well as representatives of Deloitte & Touche LLP, the Company's independent registered public accounting firm, who have full and free access to the Audit Committee, with or without management present, to discuss internal accounting control, auditing and financial reporting matters.




Glenn R. Jennings             John F. Hall                     John B. Brown
Chairman of the Board,        Vice President - Finance,        Vice President -
President and Chief           Secretary and Treasurer          Controller
Executive Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:


We have audited the accompanying consolidated balance sheets and statements of capitalization of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


As discussed in Note 2 to the consolidated financial statements, effective June 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."


We have also audited in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 31, 2006



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Income

For the Years Ended June 30,                             2006               2005                2004
                                                         ----               ----                ----


Operating Revenues                               $  117,247,144     $   84,181,233      $   79,193,614
                                                   -------------      -------------       -------------

Operating Expenses
   Purchased gas                                 $    86,271,854     $   53,446,986     $    51,972,671
   Operation and maintenance                          12,293,652         12,305,023          10,665,340
   Depreciation and depletion                          4,203,711          4,249,506           4,432,151
   Taxes other than income  taxes                      1,720,420          1,689,591           1,590,548
   Income tax expense (Note 4)                         2,895,100          3,103,200           2,359,600
                                                 ----------------   ---------------     ---------------
      Total operating expenses                   $   107,384,737     $   74,794,306      $   71,020,310
                                                   -------------      -------------       -------------

Operating Income                                 $     9,862,407     $    9,386,927      $    8,173,304
                                                 ---------------     --------------     ---------------

Other Income and Deductions, Net                 $       139,836     $       77,137      $       60,532
                                                 ----------------   ----------------    ----------------

Interest Charges
   Interest on long-term debt                    $     3,968,993     $    3,809,693      $    3,835,797
   Other interest                                        735,082            419,568             323,191
   Amortization of debt expense                          273,533            236,184             236,789
                                                 -----------------  ----------------    ----------------
      Total interest charges                     $     4,977,608     $    4,465,445      $    4,395,777
                                                 ---------------     --------------      --------------


   Net Income                                    $     5,024,635     $    4,998,619      $    3,838,059
                                                 ===============     ==============      ==============


Basic and Diluted Earnings Per Common Share      $          1.55     $         1.55      $        1.20

Weighted Average Number of Common Shares
Outstanding (Basic and Diluted)                        3,242,223          3,216,668           3,185,158

Dividends Declared Per Common Share              $          1.20     $         1.18      $         1.18


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,                                       2006                2005               2004
                                                                   ----                ----               ----

Cash Flows From Operating Activities
     Net income                                               $  5,024,635        $  4,998,619       $  3,838,059

   Adjustments to reconcile net income to net
          cash from operating activities
      Depreciation, depletion and amortization                   4,550,444           4,534,490          4,658,413
      Deferred income taxes and investment
          tax credits                                            1,814,475           2,570,789          1,905,680
      Other - net                                                  (73,869)            (36,409)           681,910

   (Increase) decrease in assets
      Accounts receivable                                       (1,374,334)         (1,778,187)          (204,603)
      Gas in storage                                            (2,172,326)         (1,444,575)        (2,615,968)
      Deferred gas cost                                            819,453          (1,123,236)         2,768,192
      Materials and supplies                                       103,365            (176,329)           199,717
      Prepayments                                                 (525,634)            197,311           (723,669)
      Other assets                                                (772,733)           (638,613)          (142,794)

   Increase (decrease) in  liabilities
      Accounts payable                                            (668,039)            141,223         (3,272,634)
      Accrued taxes                                               (226,523)             88,241            230,713
      Other current liabilities                                    (66,759)            (19,211)           (60,720)
      Other liabilities                                             (9,107)             58,323             13,727
                                                             -------------        ------------       ------------

         Net  cash provided by operating activities           $  6,423,048        $  7,372,436       $  7,276,023
                                                              ------------        ------------       ------------

Cash Flows From Investing Activities
   Capital expenditures                                       $ (7,781,396)       $ (5,338,356)      $ (8,959,153)
   Proceeds from sale of property, plant and equipment             204,372              75,000                 --
                                                              ------------        -------------      -------------

         Net cash used in investing activities                $ (7,577,024)       $ (5,263,356)      $ (8,959,153)
                                                              ------------        ------------       ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.


Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,                                        2006                 2005                 2004
                                                                    ----                 ----                 ----

Cash Flows From Financing Activities
   Dividends on common stock                                  $  (3,890,800)        $ (3,795,823)      $   (3,758,748)
   Issuance of common stock, net                                    676,435              766,497              807,617
   Long-term debt issuance expense                               (2,329,393)                  --                   --
   Issuance of long-term debt                                    40,000,000                   --                   --
   Repayment of long-term debt                                  (34,367,000)            (342,000)            (324,000)
   Issuance of notes payable                                     92,710,796           62,907,306           57,805,684
   Repayment of notes payable                                   (91,623,484)         (61,686,364)         (54,098,603)
                                                               -------------         -----------       --------------

         Net cash (used in) provided by financing             $   1,176,554         $ (2,150,384)      $       431,950
                                                              -------------         ------------       ---------------
activities

Net (Decrease)  Increase in Cash and
   Cash Equivalents                                           $      22,578         $   (41,304)      $   (1,251,180)

Cash and Cash Equivalents,
   Beginning of Year                                                127,530              168,834            1,420,014
                                                              -------------         ------------      ---------------

Cash and Cash Equivalents,
   End of Year                                                $     150,108         $    127,530      $       168,834
                                                              =============         ============      ===============


Supplemental Disclosures of Cash
   Flow Information
    Cash paid during the year for
         Interest                                             $   4,766,191         $  4,230,667      $     4,160,291
         Income taxes (net of refunds)                            1,922,348              184,279              804,035


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                                                2006                 2005
                                                                              ----                 ----

Assets

   Gas Utility Plant, at cost                                            $  182,155,110         $  174,711,253
      Less - Accumulated provision for depreciation                         (61,765,836)           (58,171,285)
                                                                          -------------         --------------

         Net gas plant                                                     $120,389,274           $116,539,968
                                                                           ------------           ------------

   Current Assets
      Cash and cash equivalents                                           $     150,108          $     127,530
      Accounts receivable, less accumulated provision for
         doubtful accounts of $520,000  and $310,000 in
         2006 and 2005, respectively                                          7,855,949              6,549,567
      Gas in storage, at average cost                                        11,365,990              9,193,664
      Deferred gas costs (Note 13)                                            1,827,078              2,646,868
      Materials and supplies, at average cost                                   429,712                957,786
      Prepayments                                                             1,837,228                993,507
                                                                          -------------          --------------

         Total current assets                                             $  23,466,065          $  20,468,922
                                                                          -------------          -------------

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,236,009)                             $     401,032          $     387,193
      Note receivable from officer (Note 7)                                      62,000                 86,000
      Prepaid pension cost (Note 5)                                           3,954,141              3,171,247
      Unamortized debt expense and other (Notes 1 and 9)                      7,281,613              4,108,887
                                                                          -------------          -------------

         Total other assets                                               $  11,698,786          $   7,753,327
                                                                          -------------          -------------

            Total assets                                                  $ 155,554,125          $ 144,762,217
                                                                           ============          =============


The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                                                 2006                2005
                                                                               ----                ----

Liabilities and Shareholders' Equity

   Capitalization (See Consolidated Statements
   of Capitalization)
      Common shareholders' equity
         Common shares ($1.00 par value)                                $      3,256,043     $     3,229,988
         Premium on common shares                                             45,641,008          44,973,352
         Capital stock expense                                                (2,615,275)         (2,597,999)
         Retained earnings                                                     6,327,948           5,194,113
                                                                        -----------------   ----------------
            Total common shareholders' equity                            $    52,609,724     $    50,799,454

      Long-term debt (Notes 9 and 10)                                         58,790,000          52,707,000
                                                                         ---------------     ---------------

            Total capitalization                                         $   111,399,724      $  103,506,454
                                                                           -------------       -------------

   Current Liabilities
      Notes payable (Note 8)                                             $     7,046,434      $    5,959,122
      Current portion of long-term debt (Notes 9 and 10)                       1,200,000           1,650,000
      Accounts payable                                                         6,375,882           7,404,478
      Accrued taxes                                                            1,207,742           1,116,178
      Customers' deposits                                                        444,955             472,512
      Accrued interest on debt                                                   837,847             899,964
      Accrued vacation                                                           693,123             661,337
      Deferred income taxes                                                      701,000             999,700
      Other liabilities                                                          387,630             394,790
                                                                        -----------------   -----------------

           Total current liabilities                                      $   18,894,613      $   19,558,081
                                                                          ==============      ==============

   Deferred Credits and Other
      Deferred income taxes                                               $   20,679,500      $   18,493,300
      Investment tax credits                                                     250,600             288,200
      Regulatory liabilities (Note 1)                                          2,576,203           2,581,387
      Asset retirement obligations and other (Note 3)                          1,753,485             334,795
                                                                         ---------------    ----------------

          Total deferred credits and other                                $   25,259,788      $   21,697,682
                                                                          --------------      --------------
  Commitments and Contingencies (Note 12)
              Total liabilities and shareholders' equity                  $  155,554,125      $  144,762,217
                                                                          ==============      ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.



           Delta Natural Gas Company, Inc. and Subsidiary Companies

           Consolidated Statements of Changes in Shareholders' Equity


           For the Years Ended June 30,                                2006                2005                2004
                                                                       ----                ----                ----

           Common Shares
              Balance, beginning of year                         $    3,229,988      $    3,200,715     $     3,166,940
                 Dividend reinvestment and stock
                   purchase plan, $1.00 par value of 26,055,
                   24,447 and 29,129 shares issued in 2006,
                   2005 and 2004, respectively                           26,055              24,447              29,129
                 Employee stock purchase plan and
                   other, $1.00 par value of 4,826
                   and 4,646 shares issued in 2005 and
                   2004, respectively                                       --                4,826               4,646
                                                                ----------------    ----------------    ---------------

              Balance, end of year                               $    3,256,043      $    3,229,988      $    3,200,715
                                                                 ==============      ==============      ==============

           Premium on Common Shares
              Balance, beginning of year                         $   44,973,352      $   44,236,128      $   43,462,433
                 Dividend reinvestment and stock
                   purchase plan                                        667,656             624,489             670,243
                 Employee stock purchase plan and
                   other                                                    --              112,735             103,452
                                                                ---------------      ----------------    ----------------

              Balance, end of year                               $   45,641,008      $   44,973,352       $  44,236,128
                                                                 ==============       =============       =============

           Capital Stock Expense
              Balance, beginning of year                         $   (2,597,999)     $   (2,597,999)     $   (2,598,146)
                Dividend reinvestment and stock purchase plan           (17,276)                --                  147
                                                                 -----------------   ---------------    ---------------

              Balance, end of year                               $   (2,615,275)     $   (2,597,999)     $   (2,597,999)
                                                                 ==============      ==============      ==============
           Accumulated Other Comprehensive Loss
              Balance, beginning of year                         $                   $                    $   (2,050,636)
                                                                             --                  --
                 Minimum pension liability adjustment,
                   net of tax benefit of $1,335,800                          --                  --            2,050,636
                                                                ----------------     ----------------     --------------

              Balance, end of year                               $           --      $           --       $         --
                                                                ================     ================     ==============


           The accompanying notes to consolidated financial statements are an integral part of these statements.



           Delta Natural Gas Company, Inc. and Subsidiary Companies

           Consolidated Statements of Changes in Shareholders' Equity (continued)


           For the Years Ended June 30,                                2006                2005                2004
                                                                       ----                ----                ----


           Retained Earnings
              Balance, beginning of year                        $     5,194,113      $    3,991,317      $    3,912,006
                Net income                                            5,024,635           4,998,619           3,838,059
                Cash dividends declared on common
                  shares (See Consolidated
                  Statements of Income for rates)                    (3,890,800)         (3,795,823)         (3,758,748)
                                                                ---------------      --------------      --------------

              Balance, end of year                              $     6,327,948       $   5,194,113      $    3,991,317
                                                                ===============       =============      ==============

           Common Shareholders' Equity
               Balance, beginning of year                       $    50,799,454       $  48,830,161      $   45,892,597
                                                                 --------------        ------------      --------------
                Comprehensive income
                   Net income                                   $     5,024,635       $   4,998,619      $    3,838,059
                   Other comprehensive income                                --                  --           2,050,636
                                                                ---------------      ---------------     ---------------

                     Comprehensive income                       $     5,024,635       $   4,998,619      $    5,888,695
                Issuance of common stock                                676,435             766,497             807,617
                Dividends on common stock                            (3,890,800)        (3,795,823)         (3,758,748)
                                                                ----------------      -------------      --------------

               Balance, end of year                             $    52,609,724        $ 50,799,454       $  48,830,161
                                                                 ==============        ============       =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.



Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                                                  2006                  2005
                                                                                ----                  ----

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 5 and 6)
     Authorized 6,000,000 shares
     Issued and outstanding 3,256,043 and 3,229,988
         shares in 2006 and 2005, respectively                          $     3,256,043        $    3,229,988
   Premium on common shares                                                  45,641,008            44,973,352
   Capital stock expense                                                     (2,615,275)           (2,597,999)
   Retained earnings (Note 9)                                                 6,327,948             5,194,113
                                                                        ----------------      ---------------

      Total common shareholders' equity                                  $   52,609,724        $   50,799,454
                                                                         --------------        --------------

Long-Term Debt (Notes 9 and 10)
   Debentures, 6 5/8%, due 2023                                         $           --         $   10,589,000
   Insured Quarterly Notes, 5.75% due 2021                                   40,000,000                    --
   Debentures, 7.0%, due 2023                                                19,990,000            20,000,000
   Debentures, 7.15%, due 2018                                                       --            23,768,000
                                                                        ----------------       --------------


      Total debt                                                        $    59,990,000        $   54,357,000

   Less amounts due within one year,
     included in current liabilities                                         (1,200,000)           (1,650,000)
                                                                        ---------------        --------------

      Total long-term debt                                              $    58,790,000        $   52,707,000
                                                                        ---------------        --------------

         Total capitalization                                           $   111,399,724        $ 103,506,454
                                                                        ===============        =============


The accompanying notes to consolidated financial statements are an integral part of these statements.


DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     (a) Principles of Consolidation Delta Natural Gas Company, Inc. ("Delta" or "the Company") sells natural gas to approximately 38,000 customers on our distribution system in central and southeastern Kentucky. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

     (b) Cash Equivalents For the purposes of the Consolidated Statements of Cash Flows, all temporary cash investments with a maturity of three months or less at the date of purchase are considered cash equivalents.

     (c) Gas Utility Plant Gas utility plant is stated at original cost, which includes materials, labor, labor related costs and an allocation of general and administrative costs. Construction work in progress has been included in the rate base for determining customer rates, and therefore an allowance for funds used during construction has not been recorded.

     The cost of regulated plant retired or disposed of in the normal course of business is deducted from plant accounts and such cost, plus removal expense, less salvage value, is charged to the accumulated provision for depreciation.

     (d) Depreciation We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.5%, 2.6% and 2.8% of average depreciable plant for 2006, 2005 and 2004, respectively.

     (e) Maintenance All expenditures for maintenance and repairs of units of property are charged to the appropriate maintenance expense accounts in the month incurred. A betterment or replacement of a unit of property is accounted for as an addition and retirement of utility plant. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired.

     (f) Gas Cost Recovery We have a Gas Cost Recovery ("GCR") clause which provides for a dollar-tracker that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred by the regulated segment and approved by the Kentucky Public Service Commission. We expense gas costs based on the amount of gas costs recovered through revenue. Any differences between actual gas costs and those estimated costs billed are deferred and reflected in the computation of future billings to customers using the GCR mechanism.

     (g) Revenue Recognition We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, in accordance with the ratemaking treatment followed by the Kentucky Public Service Commission, we recorded regulated revenues and gas costs on a billed basis for both financial reporting and regulatory purposes. In connection with receiving the rate order in October, 2004 discussed in Note 13, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements.

     Unbilled revenues and gas costs include the following:

  (000)                            June 30, 2006          June 30, 2005
                                   -------------          -------------

  Unbilled revenues ($)                  1,188                 1,246
  Unbilled gas costs ($)                   594                   630
  Unbilled volumes (Mcf)                    50                    58



     Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying consolidated balance sheets.

     Reflecting the sales of these unbilled volumes in the accompanying financial statements beginning in November, 2004 resulted in a non-recurring increase to operating income of $617,000 and net income of $379,000 for the year ended June 30, 2005.

     (h) Excise Taxes Certain excise taxes levied by state or local governments are collected by Delta from our customers. These taxes are accounted for on a net basis and therefore are not included as revenues in the accompanying consolidated statements of income.

     (i) Revenues and Customer Receivables We serve 38,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable. Customer accounts are charged off when deemed to be uncollectible or when turned over to a collection agency to pursue.

     (j) Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k) Rate Regulated Basis of Accounting Our regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation. The economic effects of regulation can result in a regulated company recovering costs from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this results, costs are deferred as assets in the consolidated balance sheets (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). The amounts recorded as regulatory assets and regulatory liabilities are as follows:

 Regulatory assets ($000)                                2006          2005
                                                         ----          ----

    Deferred gas costs                                  1,827         2,647
    Loss on extinguishment of debt                      2,920         2,128
    Asset retirement costs                              1,126            --
    Rate case expenses                                    145           218
                                                       ------        ------
        Total regulatory assets                         6,018         4,993
                                                        =====         =====

 Regulatory liabilities ($000)

    Accrued cost of removal on long-lived assets          880           850
    Regulatory liability for deferred income taxes      1,696         1,731
                                                        -----         -----
        Total regulatory liabilities                    2,576         2,581
                                                        =====         =====

     We are currently earning a return on loss on extinguishment of debt and rate case expenses, which are classified as other assets in the accompanying consolidated balance sheets. Deferred gas costs are presented every three months to the Kentucky Public Service Commission for recovery in accordance with the gas cost recovery rate mechanism. Asset retirement costs are recovered through customer rates as they are included in our depreciation rates.

     (l) Impairment of Long-Lived Assets We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. In the opinion of management, our long-lived assets are appropriately valued in the accompanying financial statements.

     (m) Derivatives We purchase and sell natural gas. Certain of our gas purchase and sale contracts qualify as a derivative under Statement of Financial Accounting Standards No. 133, entitled Accounting for Derivative Instruments and Hedging Activities. All such contracts have been designated as normal purchases and sales and as such are accounted for under the accrual basis and are not recorded at fair value in the accompanying financial statements.


(2)  New Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations, to clarify the scope and timing of liability recognition under FASB Statement No. 143, entitled Accounting for Asset Retirement Obligations.
Interpretation No. 47 requires that a liability be recognized for an asset retirement obligation which is conditional based on the occurrence of a future event even if the timing or method of settlement is uncertain.

     We adopted Interpretation No. 47 as of June 30, 2006 and recorded asset retirement obligations required pursuant to Federal regulations related to the retirement of our service lines and mains, although the timing of such retirements is uncertain. Upon adoption of the Interpretation, we recorded asset retirement obligations in the amount of $1,349,000. Of this amount, $350,000 was recorded as an incremental cost of the underlying property, plant and equipment, less $127,000 of accumulated depreciation. The cumulative effect related to the accretion of the liability and depreciation of the asset was $1,126,000, which was recorded as a regulatory asset, pursuant to Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, as we recover the cost of removing our regulated assets through our depreciation rates.

     We have an additional asset retirement obligation relative to the retirement of wells located at our underground natural gas storage facility. Since we expect to utilize the storage facility as long as we provide natural gas to our customers, we have determined the underlying asset has an indeterminate life. Therefore, we have not recorded a liability associated with the cost to retire the asset, pursuant to Interpretation No. 47.

     The pro-forma impact to the financial statements, had Interpretation No. 47 been adopted as of June 30, 2005 is not materially different from the amounts recorded upon adoption.

     We have not entered into any share-based payment transactions, therefore, the adoption of Statement of Financial Accounting Standards No. 123(R), entitled Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107, entitled Share-Based Payment, has no impact on us.

     In June, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. We do not expect Interpretation No. 48, which shall be effective for our 2008 fiscal year, to have a material impact on our results of operations or statement of position.

(3)   Asset Retirement Obligations

     In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely even though such costs do not represent legal obligations, under Statement No. 143. In accordance with the provisions of Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we have recorded approximately $880,000 and $850,000 of such accrued cost of removal as regulatory liabilities on the accompanying consolidated balance sheets as of June 30, 2006 and 2005, respectively.

     As required by Financial Accounting Standards No. 143, entitled Accounting for Asset Retirement Obligations, as of June 30, 2006 and 2005, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain gas wells.

     As of June 30, 2006, we adopted the Financial Accounting Standards Board Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations. Upon adoption of the Interpretation, we recorded asset retirement obligations in the amount of $1,349,000, as discussed in Note 2 of the Notes to Consolidated Financial Statements.

     A summary of our asset retirement obligations and related assets, net of accumulated depreciation, established under Interpretation No. 47 and Statement No. 143 follows:

($000)                                  Asset Retirement           Net
                                          Obligations             Assets

As of June 30, 2004                           (230)                    18
   Accretion                                   (15)                    --
   Depreciation                                 --                     (2)
   Obligations settled                          32                     (4)
   Additional obligations                       (1)                     1
                                        ----------             ----------
As of June 30, 2005                           (214)                    13
   FIN 47 adoption                          (1,349)                   223
   Accretion                                   (14)                    --
   Depreciation                                 --                     (2)
   Additional obligations                       (1)                     1
                                        ----------            -----------

As of June 30, 2006                         (1,578)                   235
                                           =======               ========


(4)   Income Taxes

     We provide for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial reporting purposes, differences in recognition of purchased gas costs and certain accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties. We utilize the asset and liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities be computed using tax rates that will be in effect when the book and tax temporary differences reverse. Deferred income tax balances at June 30, 2006 reflect a 2.25% decrease in the state of Kentucky corporate income tax rate being phased in through fiscal 2008. Changes in tax rates applied to accumulated deferred income taxes are not immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the regulatory obligation to refund these excess deferred taxes through customer rates. The current portion of net accumulated deferred income tax liability is shown as current liabilities and the long-term portion is included in deferred credits and other on the accompanying consolidated balance sheets. The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:

                                                      2006               2005
                                                      ----               ----
Deferred Tax Liabilities
    Accelerated depreciation                    $  19,913,300       $ 18,726,500
    Deferred gas costs                                705,600          1,022,200
    Pension                                         2,064,000          1,766,800
    Debt issuance expense                           1,109,700            711,100
    Regulatory assets - asset retirement
       obligations                                    427,500                 --
    Other                                             344,200            310,200
                                               --------------       ------------

       Total                                    $  24,564,300       $ 22,536,800
                                                 ------------       ------------

Deferred Tax Assets
    Alternative minimum tax credits             $   1,003,600       $  1,462,400
    Regulatory liabilities                            979,200            981,600
    Investment tax credits                             95,400            109,900
    Asset retirement obligations                      536,100             18,900
    Other                                             569,500            471,000
                                                -------------      -------------

        Total                                   $   3,183,800       $  3,043,800
                                                -------------       ------------

         Net accumulated deferred
           income tax liability                 $  21,380,500       $ 19,493,000
                                                =============       ============

     The components of the income tax provision are comprised of the following for the years ended June 30:

                                              2006               2005               2004
                                              ----               ----               ----
Components of Income Tax Expense
    Current
       Federal                             $    741,300      $    312,800       $   (149,800)
       State                                    240,100           156,100            539,800
                                          -------------     -------------      -------------
          Total                            $    981,400      $    468,900       $    390,000
    Deferred                                  1,913,700         2,634,300          1,969,600
                                           ------------      ------------       ------------
          Income tax expense               $  2,895,100      $  3,103,200       $  2,359,600
                                           ============      ============       ============

     Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

                                               2006          2005         2004
                                               -----         ----         ----

Statutory federal income tax rate              34.0%        34.0%        34.0%
State income taxes, net of federal benefit      4.6          5.3          5.3
Amortization of investment tax credits         (0.5)        (0.5)        (0.6)
Other differences, net                         (0.8)        (0.1)        (0.3)
                                             -------      --------     --------

     Effective income tax rate                 37.3%        38.7%        38.4%
                                             ======       =======      =======


(5)  Employee Benefit Plans

     (a) Defined Benefit Retirement Plan We have a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately.

     Our obligations and the funded status of our plan, measured at March 31, are as follows:


                                                                     2006                 2005
                                                                     ----                 ----
Change in Benefit Obligation
    Benefit obligation at beginning of year                     $ 12,086,832          $ 10,267,056
    Service cost                                                     779,702               714,801
    Interest cost                                                    697,556               612,370
    Actuarial loss                                                  (295,099)            1,017,431
    Benefits paid                                                   (572,688)             (524,826)
                                                                ------------         -------------
    Benefit obligation at end of year                           $ 12,696,303          $ 12,086,832
                                                                ------------          ------------


Change in Plan Assets
    Fair value of plan assets at beginning of year              $ 11,301,413          $ 10,450,066
    Actual return on plan assets                                     839,103               343,517
    Employer contributions                                         1,500,000             1,032,656
    Benefits paid                                                   (572,688)             (524,826)
                                                               -------------          ------------
    Fair value of plan assets at end of year                    $ 13,067,828          $ 11,301,413
                                                                ------------          ------------

    Funded status                                               $    371,525          $   (785,419)
    Unrecognized net actuarial loss                                4,608,561             5,068,790
    Unrecognized prior service cost                               (1,025,945)           (1,112,124)
                                                               -------------         -------------

         Net amount recognized as prepaid benefit
              costs in the statement of financial position      $  3,954,141          $  3,171,247
                                                                 ===========           ===========


Projected benefit obligation                                    $ 12,696,303          $ 12,086,832
Accumulated benefit obligation                                    11,847,991            10,936,279
Fair value of plan assets                                         13,067,828            11,301,413






                                                                   2006               2005                2004
                                                                   ----               ----                ----
Components of  Net Periodic Benefit Cost
    Service cost                                                $  779,702         $   714,801         $  662,770
    Interest cost                                                  697,556             612,370            557,183
    Expected return on plan assets                                (931,313)           (863,061)          (670,823)
    Amortization of unrecognized net loss                          257,340             177,629            262,483
    Amortization of prior service cost                             (86,179)            (86,179)           (86,179)
                                                               -----------         -----------       ------------
         Net periodic benefit cost                               $ 717,106          $  555,560         $  725,434
                                                                 =========          ==========         ==========

Weighted-Average % Assumptions Used to
Determine Benefit Obligations
    Discount rate                                                   5.80                5.80               6.00
    Rate of compensation increase                                   4.00                4.00               4.00

Weighted-Average % Assumptions Used to
Determine Net Periodic Benefit Cost
    Discount rate                                                   5.80                6.00               6.25
    Expected long-term return on plan assets                        8.00                8.00               8.00
    Rate of compensation increase                                   4.00                4.00               4.00


     Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 65 percent equity investments and approximately 35 percent fixed income investments.


Plan Assets

     Our pension plan weighted-average asset allocations as of the plan's measurement date (March 31) by asset category are as follows:

                                             2006                2005
                                             ----                ----

        Equity securities                       54%                 66%
        Debt securities                         34                  25
        Other                                   12                   9
                                              -----               -----
                                               100%                100%
                                              =====               =====

     Our  equity   investment   target  of  approximately  65  percent  includes
allocations to domestic, international and emerging markets. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

     We expect to contribute $1,500,000 to the pension plan in 2007.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

         2007                               $    1,279,000
         2008                                      468,000
         2009                                      896,000
         2010                                      506,000
         2011                                      910,000
         years 2012 - 2016                       8,411,000

     The Statement of Financial Accounting Standards No. 106, entitled Employers' Accounting for Postretirement Benefits, and the Statement of Financial Accounting Standards No. 112, entitled Employers' Accounting for Postemployment Benefits, do not affect us as we do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

     (b) Employee Savings Plan We have an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. Through June 30, 2004, the Company matched 50% of the employee's contribution up to a maximum Company contribution of 2.5% of the employee's annual compensation. From July 1, 2004, the Company matched 100% of the employee's contribution up to a maximum company contribution of 3.5% of the employee's annual compensation. For 2006, 2005, and 2004, Delta's Savings Plan expense was $240,000, $234,000 and $167,800, respectively.

     (c) Employee Stock Purchase Plan We had an Employee Stock Purchase Plan ("Stock Plan") under which qualified permanent employees were eligible to participate. Under the terms of the Stock Plan, such employees could contribute on a monthly basis 1% of their annual salary level (as of July 1 of each year) to be used to purchase Delta's common stock. We issued Delta common stock, based upon the fiscal year contributions, using an average of the high and low sale prices of Delta's stock as quoted in NASDAQ's Global Market on the last business day in June and matched those shares so purchased. Our expenses for the matching shares granted under the stock plan were $59,000 and $53,000 for the years ended June 30, 2004 and 2003, respectively. Therefore, stock with an equivalent market value of $118,000 was issued in July, 2004. Our Board discontinued the Stock Plan as of July 1, 2004.

     (d) Supplemental Retirement Agreement On February 24, 2005, Delta's Board of Directors adopted a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta's Chairman of the Board, President and Chief Executive Officer. Delta will contribute $60,000 annually into an irrevocable trust until Mr. Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. As of June 30, 2006 and 2005, the irrevocable trust assets are $124,000 and $60,000, respectively. These amounts are included in unamortized debt expense and other on the accompanying consolidated balance sheets. Liabilities, in corresponding amounts, are included in asset retirement obligations and other on the accompanying consolidated balance sheets.


(6)  Dividend Reinvestment and Stock Purchase Plan

     Our Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan") provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 26,055, 24,447 and 29,129 shares in 2006, 2005 and 2004, respectively. We registered 200,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2006 there were 195,814 shares available for issuance.


(7)  Note Receivable From Officer

     Delta's note receivable from an officer on the accompanying consolidated balance sheets relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $62,000 and $86,000 as of June 30, 2006 and 2005, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.


(8)  Notes Payable and Line of Credit

     The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $7,046,000 and $5,959,000 were borrowed having a weighted average interest rate of 6.13% and 4.14% as of June 30, 2006 and 2005, respectively. The maximum amount borrowed during 2006 and 2005 was $33,833,000 and $18,574,000, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus 1% on the used line of credit. Effective August 12, 2005 the annual cost of the unused line of credit was changed from .30% to .125% and the line of credit was extended through October 31, 2007.


 (9)  Long-Term Debt

     In April, 2006, we issued $40,000,000 of 5.75% Insured Quarterly Notes that mature in April, 2021. Redemption of up to $25,000 annually will be made on behalf of deceased holders, up to an aggregate of $800,000 annually for all deceased beneficial owners. The 5.75% Insured Quarterly Notes can be redeemed by us beginning in April, 2009 with no premium.

     In February, 2003 we issued $20,000,000 of 7.00% Debentures that mature in February, 2023. Redemption of up to $25,000 annually will be made on behalf of individual deceased holders, up to an aggregate of $400,000 annually for all deceased beneficial owners. The 7.00% Debentures can be redeemed by us beginning in February, 2007 at a 2% premium, such premium declining ratably until it ceases in February, 2009.

     In May, 2006, we redeemed $23,672,000 aggregate principal amount of 7.15% Debentures due 2018.

     In May, 2006, we redeemed $10,169,000 aggregate principal amount of 6 5/8% Debentures due 2023.

     We amortize debt issuance expenses over the life of the related debt on a straight-line basis, which approximates the effective yield method. At June 30, 2006 and 2005, the unamortized balance was $5,887,000 and $3,831,000, respectively. Loss on extinguishment of debt of $2,920,000 and $2,128,000 included in the above has been deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

     The current portion of long-term debt of $1,200,000 represents the maximum aggregate principal amounts which can be paid to deceased beneficial owners. Therefore, the maximum maturities over the next five years are $1,200,000 each year. The Insured Quarterly Notes and Debentures do not have any sinking fund requirements.

     Our line of credit agreement and the Indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined "events of default" which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most restrictive:

o Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and

o We may not assume any additional mortgage indebtedness in excess of $5,000,000 without effectively securing all Debentures equally to such additional indebtedness.

Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit, the Debentures and the Insured Quarterly Notes. We were not in default on any of our line of credit, Debentures and Insured Quarterly Notes agreements during any period presented.


(10)  Fair Values of Financial Instruments

     The fair value of our Debentures is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Debentures at June 30, 2006 and 2005 was estimated to be $56,389,000, and $60,750,000, respectively. The carrying amounts in the accompanying consolidated financial statements as of June 30, 2006 and 2005 are $59,990,000 and $54,357,000, respectively.

     The  carrying  amount of our other  financial  instruments  including  cash
equivalents,   accounts  receivable,   notes  receivable  and  accounts  payable
approximate their fair value.


(11)  Operating Leases

     We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $88,000, $88,000 and $87,000 for the three years ending June 30, 2006, 2005 and 2004, respectively.


(12)  Commitments and Contingencies

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

(13)   Regulatory Matters

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

     We are evaluating and considering options, including filing with the Kentucky Public Service Commission, to recover in rates the margin reductions experienced due to customer conservation as well as the loss of customers resulting from customers' reactions to higher gas prices.

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

     In addition to regulation by the Kentucky Public Service Commission, we may obtain non-exclusive franchises from the cities in which we operate authorizing us to place our facilities in the streets and public grounds. No utility may obtain a franchise until it has obtained approval from the Kentucky Public Service Commission to bid on such franchise. We hold franchises in five of the cities we serve, and we continue to operate under the conditions of expired franchises in five other cities we serve. In the other cities and areas we serve, either our franchises have expired, the areas served do not have governmental organizations authorized to grant franchises or the city governments do not require a franchise. We attempt to acquire or reacquire franchises whenever feasible.

     Without a franchise, a city could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city. To date, the absence of a franchise has caused no adverse effect on our operations.

(14)  Operating Segments

     Our Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $15,422,000 and $10,620,000 of non-regulated revenues during 2006 and 2005, respectively.

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

     Segment information is shown below for the periods:



 ($000)                                                  2006              2005               2004
                                                        -----              ----               ----
Operating Revenues
      Regulated
         External customers                             65,343              52,210            52,103
         Intersegment                                    3,498               3,357             3,247
                                                    ----------           ---------         ---------
              Total regulated                           68,841              55,567            55,350
      Non-regulated
         External customers                             51,904              31,971            27,091
                                                    ----------           ---------         ---------
      Eliminations for intersegment                     (3,498)             (3,357)           (3,247)
                                                    ----------           ---------         ---------
              Total operating revenues                 117,247              84,181            79,194
                                                     =========           =========          ========

Operating Expenses
      Regulated
         Purchased gas                                  43,233              28,945            30,947
         Depreciation                                    4,084               4,125             4,302
         Income taxes                                    1,147               1,701             1,402
         Other                                          13,292              13,557            12,007
                                                     ---------           ---------          --------
              Total regulated                           61,756              48,328            48,658
                                                     ---------           ---------          --------
      Non-regulated
         Purchased gas                                  43,039              24,502            21,026
         Depreciation                                      120                 125               130
         Income taxes                                    1,748               1,416               958
         Other                                           4,219               3,780             3,495
                                                     ----------           ---------         ---------
              Total non-regulated                       49,126              29,823            25,609
                                                     ---------            --------          --------
      Eliminations for intersegment                     (3,498)             (3,357)           (3,247)
                                                    ----------            --------          --------
              Total operating expenses                 107,384              74,794            71,020
                                                    ==========            ========          ========

Other Income and Deductions, Net
      Regulated                                            140                  55                61
      Non-regulated                                         --                  22                --
                                                    ----------          ----------       ------------
             Total other income and deductions             140                  77                 61
                                                    ==========          ===========      ============

Interest Charges
      Regulated                                          4,991               4,493             4,409
      Non-regulated                                        (13)                (28)              (13)
                                                    ----------           ---------        ----------
             Total interest charges                      4,978               4,465             4,396
                                                    ----------           =========         =========




Net Income
      Regulated                                          2,234               2,800             2,344
      Non-regulated                                      2,791               2,199             1,494
                                                    ----------           ---------         ---------
              Total net income                           5,025               4,999             3,838
                                                    ==========           =========         =========

Assets
      Regulated                                        150,541             141,841           135,084
      Non-regulated                                      5,013               2,921             3,288
                                                     ---------            --------          --------
             Total assets                              155,554             144,762           138,372
                                                     =========            ========           =======

Capital Expenditures
      Regulated                                          7,781               5,337             8,957
      Non-regulated                                         --                   1                 2
                                                    ----------          ----------         ---------
             Total capital expenditures                  7,781               5,338             8,959
                                                    ==========          ==========         =========

(15) Quarterly Financial Data (Unaudited)

     The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.


                                                                     Basic and
                                                                     Diluted
                                                                 Earnings (Loss)
                         Operating     Operating      Net Income   per Common
   Quarter Ended         Revenues     Income (Loss)    (Loss)        Share

 Fiscal 2006

 September 30          $14,224,340    $    537,297   $  (574,469)      $(.18)
 December 31            42,060,769       4,163,739     2,893,164         .89
 March 31               46,535,375       4,610,709     3,339,992        1.03
 June 30                14,426,660         550,662      (634,052)       (.19)


 Fiscal 2005

 September 30           $ 9,811,632   $   (40,449)    $ (1,120,749)    $  (.35)
 December 31             25,778,315     3,895,809        2,789,051         .87
 March 31                33,382,247     4,851,919        3,725,855        1.16
 June 30                 15,209,039       679,648         (395,538)       (.13)


                                                                    SCHEDULE II


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004


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

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for the
years ended:

June 30, 2006                   $    310,000      $    705,474     $   134,325        $   629,799       $    520,000
June 30, 2005                        300,000           467,042          74,926            531,968            310,000
June 30, 2004                        350,000           391,360          65,844            507,204            300,000
4




                                                                     EXHIBIT 12


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
                                TO FIXED CHARGES



                                        2006            2005               2004               2003              2002
                                        ----            ----               ----               ----              ----

Earnings
  Net income                        $ 5,024,635      $ 4,998,619       $ 3,838,059        $ 3,850,607       $ 3,636,713
  Provisions for income
    taxes                             2,895,100        3,103,200         2,359,600          2,413,357         2,249,500
  Fixed charges                       5,006,608        4,494,445         4,424,777          4,665,030         4,806,457
                                      ---------        ---------         ---------          ---------         ---------

       Total                        $12,926,343      $12,596,264       $10,622,436        $10,928,994       $10,692,670
                                    ===========      ===========       ===========        ===========       ===========


Fixed Charges
  Interest on debt                  $ 4,704,075      $ 4,229,261       $ 4,158,988        $ 4,441,037       $ 4,620,597
  Amortization of debt
    expense                             273,533          236,184           236,789            193,993           161,160
  One third of rental
    expense                              29,000           29,000            29,000             30,000            24,700
                                    -----------      -----------       -----------         ----------        -----------

       Total                        $ 5,006,608      $ 4,494,445       $ 4,424,777        $ 4,665,030       $ 4,806,457
                                     ==========      ===========        ==========         ==========        ==========


Ratio of earnings to
  fixed charges                           2.58x            2.80x             2.40x              2.34x             2.22x


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

                                                                     EXHIBIT 23





            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 33-104301 of (1) our report dated August 31, 2006 relating to the financial statements and financial statement schedule of Delta Natural Gas Company, Inc. and subsidiaries (which report expressed an unqualified opinion on the Company's consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" effective June 30, 2006) and (2) our report dated August 31, 2006 relating to management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Delta Natural Gas Company Inc. for the year ended June 30, 2006.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 31, 2006

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

  Date:  September 1, 2006


  By:   /s/Glenn R. Jennings
        Glenn R. Jennings
        Chairman of the Board, President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:    September 1,  2006


By:      /s/John F. Hall
         John F. Hall
         Vice President - Finance, Secretary and Treasurer

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.




/s/Glenn R. Jennings
Glenn R. Jennings
Chairman of the Board, President and Chief Executive Officer


September 1,  2006

                                                                  Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Delta Natural Gas Company, Inc.







/s/John F. Hall
John F. Hall
Vice President - Finance, Secretary and Treasurer

September 1, 2006