Form 10-Q
period 2006-09-30
DELTA NATURAL GAS CO INC
filed 2006-11-07
CIK 277375

28


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006

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

                                 YES ___.    NO   X .

                    Common Shares, Par Value $1.00 Per Share
             3,261,034 Shares Outstanding as of September 30, 2006.

                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                               3

ITEM 1 - Financial Statements                                                3

Consolidated Statements of Income (Loss) (Unaudited) for
the three and twelve month periods ended September 30,
2006 and 2005                                                                3

Consolidated Balance Sheets (Unaudited) as of
September 30, 2006, June 30, 2006 and September 30, 2005                     4

Consolidated Statements of Changes in Shareholders'
Equity (Unaudited) for the three and twelve month
periods ended September 30, 2006 and 2005                                    5

Consolidated Statements of Cash Flows (Unaudited)
for the three and twelve month periods ended
September 30, 2006 and 2005                                                  6

Notes to Consolidated Financial Statements (Unaudited)                       7

ITEM 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                               12

ITEM 3 - Quantitative and Qualitative Disclosures
About Market Risk                                                           19

ITEM 4 - Controls and Procedures                                            20


PART II.  OTHER INFORMATION                                                 21

ITEM 1 - Legal Proceedings                                                  21

ITEM 1A - Risk Factors                                                      21

ITEM 2 - Unregistered Sales of Equity Securities and
Use of Proceeds                                                             21

ITEM 3 - Defaults Upon Senior Securities                                    21

ITEM 4 - Submission of Matters to a Vote of
Security Holders                                                            21

ITEM 5 - Other Information                                                  21

ITEM 6 - Exhibits                                                           21

Signatures                                                                  22




                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                              Three Months Ended                Twelve Months Ended
                                                 September 30,                      September 30,
                                              2006           2005                2006           2005
                                             ----           ----                ----           ----

OPERATING REVENUES                    $  13,113,351      $  14,224,340       $    116,136,156     $  88,593,936
                                    -------------------------------------- -------------------------------------

OPERATING EXPENSES
  Purchased gas                       $   8,562,863      $   9,886,434       $     84,948,283     $  57,194,529
  Operation and maintenance               2,688,370          2,753,370             12,228,652        12,210,549
  Depreciation and amortization           1,135,235          1,028,782              4,310,164         4,131,503
  Taxes other than income taxes             452,666            383,257              1,789,830         1,664,482
                                    --------------------------------------- --------------------------------------

    Total operating expenses          $  12,839,134      $  14,051,843       $    103,276,929     $  75,201,063
                                    ---------------------------------------- -------------------------------------
                                    ---------------------------------------- -------------------------------------

OPERATING INCOME                      $     274,217      $     172,497       $     12,859,227     $  13,392,873

OTHER INCOME AND DEDUCTIONS, NET             21,947             20,751                228,832           113,710

INTEREST CHARGES                          1,174,459          1,124,617              5,027,450         4,497,484
                                    ---------------------------------------- -------------------------------------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                       $    (878,295)     $    (931,369)      $      8,060,609     $   9,009,099
                                    --------------------------------------- --------------------------------------
                                    --------------------------------------- --------------------------------------

INCOME TAX EXPENSE (BENEFIT)               (341,550)          (356,900)             2,998,250         3,464,200
                                    --------------------------------------- --------------------------------------
                                    --------------------------------------- --------------------------------------

NET INCOME (LOSS)                     $    (536,745)     $    (574,469)      $      5,062,359     $   5,544,899
                                    ====================================== ======================================

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                   $        (.16)     $        (.18)       $          1.56      $      1.72
                                    ====================================== ======================================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (BASIC AND
   DILUTED)                               3,257,537          3,232,827              3,248,372         3,223,214

DIVIDENDS DECLARED PER COMMON SHARE   $        .305       $        .30        $         1.205      $     1.185








                 The accompanying notes to consolidated financial statements are an integral part of these statements.


                                            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)

                                                         September 30,           June 30,                September 30,
                                                        -------------           --------                -------------
                                                              2006                2006                        2005
                                                              ----                ----                        ----

                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $           193,249    $           150,108   $           172,113
  Accounts receivable, less accumulated pro-
   visions for doubtful accounts of $295,000,
   $520,000 and $289,000, respectively                         7,314,764              7,855,949             7,418,582
  Gas in storage, at average cost                             17,363,913             11,365,990            17,627,171
  Deferred gas costs                                           2,319,006              1,827,078             4,292,143
  Materials and supplies, at average cost                        428,218                429,712               683,273
  Prepayments                                                  1,395,552              1,837,228             2,007,219
                                                     ---------------------- --------------------- ---------------------
      Total current assets                           $        29,014,702    $        23,466,065   $        32,200,501
                                                     ---------------------- --------------------- ---------------------


PROPERTY PLANT AND EQUIPMENT                         $       182,829,629    $       182,155,110   $       176,892,517
  Less-Accumulated provision
   for depreciation                                          (62,041,852)           (61,765,836)          (59,038,238)
                                                     ---------------------- --------------------- ---------------------
                                                     ---------------------- --------------------- ---------------------
      Net property, plant and equipment              $       120,787,777    $       120,389,274   $       117,854,279
                                                     ---------------------- --------------------- ---------------------

OTHER ASSETS
  Cash surrender value of
   officers' life insurance                          $           401,032    $           401,032   $           387,193
  Note receivable from officer                                    56,000                 62,000                80,000
  Prepaid pension cost                                         3,812,316              3,954,141             2,991,970
  Unamortized debt expense and other                           7,177,819              7,281,613             4,032,962
                                                     ---------------------- --------------------- ----------------------

      Total other assets                             $        11,447,167    $        11,698,786   $         7,492,125
                                                     ---------------------- --------------------- ---------------------


        Total assets                                 $       161,249,646    $       155,554,125   $       157,546,905
                                                     ====================== ===================== =====================

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $         5,986,093    $         6,375,882   $        11,372,270
   Notes payable                                              14,572,267              7,046,434            15,508,747
   Current portion of long-term debt                           1,200,000              1,200,000             1,650,000
   Accrued taxes                                               1,219,556              1,207,742             1,157,718
   Customers' deposits                                           460,979                444,955               456,910
   Accrued interest on debt                                      865,368                837,847             1,532,717
   Accrued vacation                                              694,848                693,123               669,523
   Deferred income taxes                                         701,000                701,000               999,700
   Other liabilities                                             335,464                387,630               409,849
                                                     ---------------------- --------------------- ---------------------
      Total current liabilities                      $        26,035,575    $        18,894,613   $        33,757,434
                                                     ---------------------- --------------------- ---------------------
                                                     ---------------------- --------------------- ---------------------

LONG-TERM DEBT                                       $        58,790,000    $        58,790,000   $        52,635,000
                                                     ---------------------- --------------------- ---------------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                             $        20,679,500    $        20,679,500   $        18,493,300
   Investment tax credits                                        241,350                250,600               278,800
   Regulatory liabilities                                      2,511,060              2,576,203             2,582,238
   Asset retirement obligations and other                      1,786,788              1,753,485               339,698
                                                     ---------------------- --------------------- ---------------------
      Total deferred credits and other               $        25,218,698    $        25,259,788   $        21,694,036
                                                     ---------------------- --------------------- ---------------------

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 9)

        Total liabilities                            $       110,044,273    $       102,944,401   $       108,086,470
                                                     ====================== ===================== =====================
                                                     ====================== ===================== =====================

COMMON SHAREHOLDERS' EQUITY
   Common shares ($1.00 par value)                   $         3,261,034    $         3,256,043   $         3,237,149
   Premium on common shares                                   43,146,455             43,025,733            42,573,632
   Retained earnings                                           4,797,884              6,327,948             3,649,654
                                                     ---------------------- --------------------- ---------------------
                                                     ---------------------- --------------------- ---------------------
      Total common shareholders' equity              $        51,205,373    $        52,609,724   $        49,460,435
                                                     ---------------------- --------------------- ---------------------
                                                     ---------------------- --------------------- ---------------------
           Total liabilities and
       shareholders' equity
                                                     $       161,249,646    $       155,554,125   $       157,546,905
                                                     ====================== ===================== =====================



                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (UNAUDITED)

                                                   Three Months Ended               Twelve Months Ended
                                                      September 30,                     September 30,
                                              2006                 2005            2006               2005
                                              ----                 ----            ----               ----

   COMMON SHARES
      Balance, beginning of period         $ 3,256,043         $ 3,229,988         $ 3,237,149   $ 3,212,125
       Dividend reinvestment and
        stock purchase plan                      4,991               7,161              23,885        25,024
                                           -----------         -----------         -----------   -----------

      Balance, end of period               $ 3,261,034         $ 3,237,149         $ 3,261,034   $ 3,237,149
                                           ===========         ===========         ===========   ===========

   PREMIUM ON COMMON SHARES
      Balance, beginning of period         $43,025,733         $42,375,353         $42,573,632   $41,915,069
       Dividend reinvestment and
        stock purchase plan                    120,722             198,279             572,823       658,563
                                           -----------         -----------         -----------   -----------

      Balance, end of period               $43,146,455         $42,573,632         $43,146,455   $42,573,632
                                           ===========         ===========         ===========   ===========

   RETAINED EARNINGS
     Balance, beginning of period                $ 6,327,948   $ 5,194,113         $ 3,649,654   $ 1,924,224
       Net income (loss)                            (536,745)     (574,469)          5,062,359     5,544,899
       Cash dividends declared on
         common shares (See
         Consolidated Statements
         of Income (Loss) for rates)                (993,319)     (969,990)         (3,914,129)   (3,819,469)
                                                 -----------   -----------         -----------    ----------

     Balance, end of period                      $ 4,797,884   $ 3,649,654         $ 4,797,884   $ 3,649,654
                                                 ===========   ============        ===========   ===========

   COMMON SHAREHOLDERS' EQUITY
     Balance, beginning of period                $52,609,724   $50,799,454         $49,460,435   $47,051,418
       Net income (loss)                            (536,745)     (574,469)          5,062,359     5,544,899
       Issuance of common stock                      125,713       205,440             596,708       683,587
       Dividends on common stock                    (993,319)     (969,990)         (3,914,129)   (3,819,469)
                                                 ------------  -----------         -----------   -----------

     Balance, end of period                      $51,205,373   $49,460,435         $51,205,373   $49,460,435
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



                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                        Three Months Ended             Twelve Months Ended
                                                            September 30,                September 30,
                                                      2006          2005             2006            2005
                                                      ----          ----             ----            ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                       $      (536,745)  $    (574,469)    $   5,062,359    $   5,544,899
  Adjustments to reconcile net
    income (loss) to net cash from
    operating activities
      Depreciation and
       amortization                             1,250,195       1,106,127         4,694,512        4,434,789
      Deferred income taxes and
       investment tax credits                     (30,350)        (26,925)        1,811,050        1,930,064
      Other, net                                  (71,423)        (48,201)         (138,749)         (50,038)
  Decrease (increase)in assets                 (5,334,819)    (11,173,166)        2,420,435       (9,089,180)
  Increase (decrease) in
    liabilities                                  (265,435)      4,178,741        (5,675,748)       6,197,145
                                          -----------------  ---------------  --------------- ------------------
      Net cash provided by (used
        in) operating activities          $    (4,988,577)   $ (6,537,893)    $   8,173,859    $   8,967,679
                                          -----------------  ---------------  --------------- ------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                    $    (1,651,672)   $ (2,143,360)    $   (7,533,197)   $  (6,501,300)
  Proceeds from sale of property,
     plant and equipment                           31,133          12,761            264,738          231,919
                                          ------------------  -------------- ----------------- ------------------
                                          ------------------  -------------- ----------------- ------------------
      Net cash used in
        investing activities              $    (1,620,539)   $  (2,130,599)   $  (7,268,459)    $   (6,269,381)
                                          -----------------  --------------- -----------------  -----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock               $      (993,319)   $    (969,990)   $ (3,914,129)     $  (3,819,469)
  Issuance of common stock, net                   125,713         205,440          596,708            683,587
  Long-term debt issuance expense                  (5,970)              -       (2,335,363)                -
  Issuance of long-term debt                            -               -       40,000,000                 -
  Repayment of long-term debt                           -         (72,000)     (34,295,000)         (368,000)
  Issuance of notes payable                    18,273,387      18,861,497       92,122,686        64,301,405
  Repayment of notes payable                  (10,747,554)     (9,311,872)     (93,059,166)      (63,493,909)
                                          -----------------  ---------------  --------------    ----------------
      Net cash provided by (used
        in) financing activities          $     6,652,257    $   8,713,075    $   (884,264)     $ (2,696,386)
                                          -----------------  ---------------  --------------    ---------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         $        43,141    $      44,583    $     21,136      $     1,912

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              150,108         127,530          172,113          170,201
                                          -----------------  ---------------  --------------    ----------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                            $       193,249    $     172,113    $    193,249      $     172,113
                                          =================  ===============  ===============   ================






 The accompanying notes to consolidated financial statements are an integral part of these statements.

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") sells natural gas to approximately 38,000 customers on our distribution system in central and southeastern Kentucky. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All of our subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2006 and 2005, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2006. Certain reclassifications have been made to prior-period amounts to conform to the fiscal 2007 presentation. Twelve month ended financial information is provided for additional information only.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004 in accordance with ratemaking treatment followed by the Kentucky Public Service Commission, we recorded regulated revenues and gas costs on a billed basis for both financial reporting and regulatory purposes. In connection with receiving the rate order in October, 2004 discussed in Note 9 of the Notes to Consolidated Financial Statements, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements.



   Unbilled revenues and gas costs include the following:

   (000)                       September 30,   June 30,        September 30,
                                 2006            2006               2005

   Unbilled revenues ($)        1,418            1,188             1,277
   Unbilled gas costs ($)         729              594               666
   Unbilled volumes (Mcf)          66               50                54

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying balance sheets.

Reflecting the sales of these unbilled volumes in the accompanying financial statements beginning in November, 2004 resulted in a non-recurring increase to operating income of $611,000 and net income of $370,000 for the twelve month period ended September 30, 2005.

(4) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

                                                      Three Months Ended
                                                         September 30,
($000)                                                2006         2005
                                                      ----         ----

Service cost                                      179                    195
Interest cost                                     175                    174
Expected return on plan assets                   (249)                  (233)
Amortization of unrecognized
  net loss                                         58                     64
Amortization of prior service cost                (21)                   (21)
                                              -------                -------
     Net periodic benefit cost                    142                    179
                                              =======                =======


Service cost                                      764                    731
Interest cost                                     698                    634
Expected return on plan assets                   (947)                  (880)
Amortization of unrecognized
  net loss                                       251                    197
Amortization of prior service cost               (86)                   (86)
                                             -------                -------
     Net periodic benefit cost                   680                    596
                                             =======                =======


(5) Delta's note receivable from an officer on the accompanying consolidated balance sheets relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $56,000, $62,000 and $80,000 as of September 30, 2006,
     June 30, 2006 and September 30, 2005, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(6) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $14,572,000, $7,046,000 and $15,509,000 were borrowed having a weighted average interest rate of 6.33%, 6.13% and 4.72%, as of September 30, 2006, June 30, 2006 and September 30, 2005, respectively. The interest on this line, which extends through October 31, 2007, is determined monthly at the London Interbank Offered Rate plus 1% with an additional cost of .125% on the unused portion of the line of credit.

     Our line of credit agreement and the indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined "events of default" which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most restrictive:

     o Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and

     o We may not assume any mortgage indebtedness in excess of $5,000,000 without effectively securing all Debentures and Insured Quarterly Notes equally to such additional indebtedness.

          Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit and all of the Debentures and Insured Quarterly Notes. We were not in default on any of our line of credit, Debentures or Insured Quarterly Notes during any period presented.

(7) We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.4 million would be paid in addition to continuation of specified benefits for up to five years.


(8) We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

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

(10) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $2,134,000 and $14,409,000 of non-regulated revenues for the three and twelve months ended September 30, 2006, respectively. Citizens Gas Utility District provided $3,146,000 and $11,644,000 of non-regulated revenues for the three and twelve months ended September 30, 2005, respectively.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2006. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenue and expense is recorded at our tariff rates. Revenues and expenses for the storage of natural gas is recorded based on quantities stored. Operating expenses, taxes and interest are allocated to the non-regulated segment.

     Segment information is shown below for the periods:

                                      Three Months          Twelve Months
                                          Ended                 Ended
                                       September 30,        September 30,
                                    2006        2005      2006           2005
                                    ----        ----      ----          ----
($000)
Operating Revenues
  Regulated
     External customers           5,151       5,332       65,162         53,073
     Intersegment                   757         732        3,523          3,399
                                    ---         ---        -----          -----
        Total regulated           5,908       6,064       68,685         56,472

  Non-regulated external
    customers                     7,962       8,892       50,974         35,521

  Eliminations for intersegment    (757)       (732)      (3,523)        (3,399)
                                   ----        ----       ------          ------

Total operating revenues          13,113     14,224      116,136         88,594
                                  ======     ======      =======         ======


Net Income (Loss)
   Regulated                     (1,011)       (913)       2,135          3,200
   Non-regulated                    474         339        2,927          2,345
                                    ---         ---        -----          -----

Total net income (loss)            (537)       (574)       5,062          5,545
                                   ====        ====        =====          =====

(11) In June, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, entitled Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards Board Statement No. 109, entitled Accounting for Income Taxes. We do not expect Interpretation No. 48, which shall be effective for our 2008 fiscal year, to have a material impact on our results of operations or statement of position.

(12) In September, 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires employers who sponsor defined benefit plans to recognize the funded status of the plan and gains and losses not previously recognized in net periodic benefit cost in the sponsor's financial statements in fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer's fiscal year in fiscal years ending after December 15, 2008. We are currently evaluating Statement No. 158 and the impact adopting this Statement will have on our results of operations or financial position.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2006 OVERVIEW AND FUTURE OUTLOOK

     Due to the seasonality of our regulated business, we traditionally incur a consolidated net loss in the first quarter of our fiscal year. The regulated segment historically sells only 6% of its annual volumes during the quarter, while 25% of the annual fixed costs are incurred.

     Consolidated net loss per share for the three months ended September 30, 2006 ($0.16) decreased 2 cents per share from net loss per share for the three months ended September 30, 2005 ($.18). The results of the non-regulated segment are less weather sensitive than the results of the regulated segment and the main factors contributing to this modest decrease in consolidated net loss per share are attributable to the non-regulated segment. We experienced a 5.8% increase in non-regulated gas sales volumes and also an improvement of non-regulated gas sales margins compared to the previous year.

     The results for the year ended June 30, 2007 in our regulated segment will be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service in reaction to higher gas prices, a trend we experienced significant effects from in fiscal 2006. We are evaluating and considering options, including filing with the Kentucky Public Service Commission, to recover in rates such margin reductions, although any relief received from this action would likely not impact the current fiscal year.


     We expect our non-regulated segment to continue to contribute to consolidated net income in fiscal 2007 as in recent years based on contracts currently in place. Future profitability of the non-regulated segment, though, is dependent on the business plans of a few large customers and the market prices of natural gas, which are both out of our control. If natural gas prices decrease considerably, we expect to experience a corresponding decrease in our non-regulated segment margins.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying consolidated balance sheets. Notes payable increased to $14,572,000 at September 30, 2006, compared with $7,046,000 at June 30, 2006. This increase reflects the seasonal nature of our sales and cash needs. Our cash requirements during the quarters ended September 30, 2006 and 2005 exceeded cash provided by operations, primarily due to the purchase of natural gas which is injected into storage for use during the heating months. Additionally, our liquidity is impacted by the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $1,652,000 during the three months ended September 30, 2006. We finance the balance of our capital expenditures on an interim basis through this bank line of credit. We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

     The $937,000 decrease in notes payable at September 30, 2006, compared to the previous year, was primarily due to $3,830,000 of excess proceeds from the issuance of the 5.75% Insured Quarterly Notes, offset to the extent that capital expenditures and dividends on common stock exceeded net cash provided by operating activities during the year.

     Long-term debt increased to $58,790,000 at September 30, 2006, compared with $52,635,000 at September 30, 2005. This increase resulted from the issuance of the 5.75% Insured Quarterly Notes, partially offset by the redemption of the 7.15% and the 6 5/8% Debentures and by the provisions in the Debentures and Insured Quarterly Notes allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents increased to $193,000 at September 30, 2006, compared with $150,000 at June 30, 2006 and $172,000 at September 30, 2005. These increases in cash and cash equivalents for the three and twelve months ended September 30, 2006 are summarized in the following table:

                                         Three Months           Twelve Months
                                            Ended                   Ended
                                        September 30,           September 30,
($000)                              2006        2005         2006          2005
                                    ----        ----         ----          ----

   Provided by (used in)
      operating  activities        (4,989)     (6,538)       8,174        8,967

   Used in investing activities    (1,620)     (2,130)      (7,269)      (6,269)

   Provided by (used in)
      financing  activities         6,652       8,713         (884)      (2,696)
                                   ------     -------       -------       ------

   Increase in cash and
      cash equivalents                 43          45           21            2
                                   ======     =======       ======        ======


     For the three months ended September 30, 2006, cash used in operating activities decreased $1,549,000 compared to the three months ended September 30, 2005 primarily due to increased collections on accounts receivable in the amount of $1,340,000. The additional decrease is attributable to favorable working capital fluctuations in gas in storage, deferred gas cost, prepaid gas and gas related payables.

     For the twelve months ended September 30, 2006, cash provided by operating activities decreased $793,000 primarily due to the timing of gas related payables. The decrease was partially offset by fluctuations in accounts receivable, gas in storage and deferred gas costs.

     Changes in cash used in investing activities resulted primarily from changes in the level of capital expenditures between periods.

     For the three months ended September 30, 2006, cash provided by financing activities decreased $2,061,000 compared to the three months ended September 30, 2005, primarily due to decreased net borrowings on the bank line of credit between years.

     For the twelve months ended September 30, 2006, cash used in financing activities decreased $1,812,000 primarily due to the issuance of the $40,000,000 5.75% Insured Quarterly Notes, offset partially by $2,300,000 in issuance costs and $34,295,000 in redemption of the 7.15% and 6 5/8% Debentures and limited redemptions made by certain holders or their beneficiaries of the outstanding
Debentures. Excess proceeds from the issuance of the 5.75% Insured Quarterly Notes in the amount of $3,830,000 were used to repay a portion of the bank line of credit, but this repayment was partially offset by increased net borrowings.


Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2007 to be $10.4 million, a $2.6 million increase from fiscal 2006 capital expenditures. The major reason for this increase is a potential 10-mile transmission pipeline project to extend our transmission facilities and connect to an interstate gas pipeline.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit is $40,000,000, of which $14,572,000 was borrowed at September 30, 2006, which was classified as notes payable in the accompanying consolidated balance sheet. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2007. The Company intends to pursue renewal or to enter into a new agreement and seek substantially the same terms as the existing agreement.

     We expect that internally generated cash, coupled with short-and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

     Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for general rate increases for our regulated services. On April 5, 2004, Delta filed a request for increased rates with the Kentucky Public Service Commission. This general rate case (Case No. 2004-00067) requested an annual revenue increase of $4,277,000, an increase of 7.41%. The test year for the case was December 31, 2003. The Kentucky Public Service Commission approved new base rates effective October 7, 2004. The approved rates were based upon a return on equity of 10.5% and provided for additional annual revenues of approximately $2,756,000.



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

     In the following table we set forth variations in our gross margins for the three and twelve months ended September 30, 2006 compared with the same periods in the preceding year:

                                                   2006 compared to 2005
                                              Three Months      Twelve Months
                                                 Ended              Ended
         ($000)                             September 30,       September 30,

Increase (decrease) in regulated
  Gross margins                                     3                  (1,776)
  On-system transportation                          7                      35
  Off-system transportation                        35                     340
  Other                                           (25)                   (100)
                                               ------                 -------
     Total                                         20                  (1,501)
                                               ------                 -------

Increase in non-regulated
  Gross margins                                   190                   1,274
  Other                                             2                      16
                                               ------                 -------
     Total                                        192                   1,290
                                               ------                 -------

Increase (decrease) in consolidated
  gross margins                                   212                    (211)
                                               ======                 =======

================================================================================
================================================================================

Percentage increase (decrease) in
  regulated volumes
    Gas sales                                     1.0                    (8.5)
    On-system transportation                      4.4                     1.7
    Off-system transportation                     4.2                    14.9

Percentage increase in
  non-regulated gas sales volumes                 5.8                     9.8



     Heating degree days were 93% of normal thirty year average temperatures for the twelve months ended September 30, 2006 as compared with 92% of normal temperatures in 2005. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     Gross margins increased $212,000 for the three months ended September 30, 2006 primarily reflecting a 5.8% increase in non-regulated gas sales volumes and higher natural gas prices during the period.

     Gross margins decreased $211,000 for the twelve months ended September 30, 2006 due to a decrease in regulated gross margins of $1,501,000 offset by a $1,290,000 increase in non-regulated gross margins.

     Of the $1,501,000 (6.4%) decrease in regulated gross margins for the twelve months ended September 30, 2006, $617,000 is non-recurring, relating to the initial recording in 2005 of unbilled regulated margins on 58,000 Mcf of unbilled regulated volumes as discussed in Note 3 of the Notes to Consolidated Financial Statements. Decreases of approximately $561,000 and $468,000 in regulated gross margins are attributed to a reduced usage due to customer conservation and a 2.5% decrease in the number of regulated retail customers, respectively. These decreases in regulated retail sales were offset by a $375,000 increase in transportation revenues primarily due to increased volumes transported for gas producers.

     The $1,290,000 (16.7%) increase in non-regulated gross margins for the twelve months ended September 30, 2006 reflected a 9.8% increase in non-regulated gas sales volumes and higher natural gas prices during the period.

Depreciation and Amortization

     The increase in depreciation and amortization expense for the three and twelve months ended September 30, 2006 of $106,000 (10%) and $179,000 (4%),
respectively, resulted from the increases in depreciable property, plant and equipment.

Other Income and Deductions, net

     The increase in other income and deductions, net for the twelve months ended September 30, 2006 of $115,000 (101%) was primarily due to investment income received on cash invested during the period of refinancing long-term debt.

Interest Charges

     The increase in interest charges of $49,000 (4%) and $530,000 (12%) for the three and twelve months ended September 30, 2006, respectively, was a result of increased interest rates on Delta's bank line of credit and increased debt.

Income Tax Expense

     The decrease in income tax expense for the twelve months ended September 30, 2006 of $466,000 (13%) was attributable to the decrease in operating income before income tax expense, which decreased 4% over the prior year and to the decrease in the effective income tax rate for the twelve months ended September 30, 2006 due to a reduction of the Kentucky corporate income tax rate.


BASIC AND DILUTED EARNINGS PER COMMON SHARE

     For the three and twelve months ended September 30, 2006 and 2005, our basic earnings (loss) per common share changed as a result of changes in net income (loss) and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.




     We have no potentially dilutive securities. As a result, our basic earnings
(loss) per common share and our diluted earnings (loss) per common share are the same.


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

     We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit, shown as notes payable on the accompanying consolidated balance sheets. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our bank line of credit was $14,572,000, $7,046,000 and $15,509,000 on September 30, 2006, June 30, 2006 and September 30, 2005,
respectively. The weighted average interest rate on our bank line of credit was 6.33%, 6.13%, and 4.72% on September 30, 2006, June 30, 2006 and September 30,
2005, respectively. Based on the amount of our outstanding bank line of credit on September 30, 2006, June 30, 2006 and September 30, 2005, a one percent (one hundred basis point) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $146,000, $70,000 and $155,000, respectively.


ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission's ("SEC's") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended September 30, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

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


                                          DELTA NATURAL GAS COMPANY, INC.
                                          (Registrant)


                                          /s/Glenn R. Jennings
                                          --------------------------------------
 DATE:  November 7, 2006                  Glenn R. Jennings
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Duly Authorized Officer)


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


         Date:  November 7, 2006


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



         Date:  November 7, 2006


         By:  /s/John F. Hall
              -------------------------------------------------------
              John F. Hall
              Vice President - Finance, Secretary and Treasurer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn
R. Jennings, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.


      November 7, 2006


      /s/Glenn R. Jennings
      -------------------------------------------------------------
      Glenn R. Jennings
      Chairman of the Board, President
      and Chief Executive Officer

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Hall, Vice President - Finance, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.




      November 7, 2006


      /s/John F. Hall
      ---------------------------------------------------
      John F. Hall
      Vice President - Finance, Secretary and Treasurer