Form 10-Q
period 2006-12-31
DELTA NATURAL GAS CO INC
filed 2007-02-06
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----- SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2006

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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   YES___. NO  X .


                    Common Shares, Par Value $1.00 Per Share
              3,267,942 Shares Outstanding as of December 31, 2006.

                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q

  PART I - FINANCIAL INFORMATION                                            3

  ITEM 1.  FINANCIAL STATEMENTS                                             3

  Consolidated Statements of Income (Unaudited) for the
  three, six and twelve month periods ended December 31,
  2006 and 2005                                                             3

  Consolidated Balance Sheets (Unaudited) as of
  December 31, 2006, June 30, 2006 and December 31, 2005                    4

  Consolidated Statements of Changes in Shareholders'
  Equity (Unaudited) for the six and twelve month
  periods ended December 31, 2006 and 2005                                  5

  Consolidated Statements of Cash Flows (Unaudited)
  for the six and twelve month periods ended
  December 31, 2006 and 2005                                                6

  Notes to Consolidated Financial Statements (Unaudited)                    7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
  ABOUT MARKET RISK                                                        19

  ITEM 4.  CONTROLS AND PROCEDURES                                         20

  PART II - OTHER INFORMATION                                              20

  ITEM 1.  LEGAL PROCEEDINGS                                               20

  ITEM 1A.  RISK FACTORS                                                   20

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     21

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 21

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                21

  ITEM 5.  OTHER INFORMATION                                               21

  ITEM 6.  EXHIBITS                                                        22

  Signatures                                                               23



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              Three Months Ended          Six Months Ended           Twelve Months Ended
                                                December 31,                December 31,                  December 31,
                                            2006           2005         2006            2005         2006            2005

OPERATING REVENUES                     $ 28,434,215   $ 42,060,769  $ 41,547,565  $ 56,285,109  $ 102,509,600   $ 104,876,392
                                       ------------   ------------  ------------  ------------  -------------   -------------

OPERATING EXPENSES
  Purchased gas                        $ 18,733,328   $ 31,610,522  $ 27,296,191  $ 41,496,956  $  72,071,089   $  72,934,420
  Operation and maintenance               3,043,046      3,031,857     5,731,416     5,785,227     12,239,841      12,371,036
  Depreciation and amortization           1,080,845      1,036,958     2,216,081     2,065,740      4,354,052       4,109,011
  Taxes other than income taxes             441,772        430,893       894,438       814,150      1,800,708       1,704,522
                                       ------------   ------------  ------------  ------------  -------------   -------------

    Total operating expenses           $ 23,298,991   $ 36,110,230  $ 36,138,126  $ 50,162,073  $  90,465,690   $  91,118,989
                                       ------------   ------------  ------------  ------------  -------------   -------------

OPERATING INCOME                       $  5,135,224   $  5,950,539  $  5,409,439  $  6,123,036  $  12,043,910   $  13,757,403

OTHER INCOME AND DEDUCTIONS, NET             18,315         25,966        40,264        46,717        221,185          80,975

INTEREST CHARGES                          1,258,268      1,286,741     2,432,727     2,411,358      4,998,978       4,627,166
                                       ------------   ------------  ------------  ------------  -------------   -------------

NET INCOME BEFORE INCOME TAXES         $  3,895,271   $  4,689,764  $  3,016,976  $  3,758,395  $   7,266,117   $   9,211,212

INCOME TAX EXPENSE                        1,514,450      1,796,600     1,172,900     1,439,700      2,716,100       3,562,200
                                       ------------   ------------  ------------  ------------  -------------   -------------
                                       ------------   ------------  ------------  ------------  -------------   -------------

NET INCOME                             $  2,380,821   $  2,893,164  $  1,844,076  $  2,318,695  $   4,550,017   $   5,649,012
                                       ============   ============  ============  ============  =============   =============

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                     $        .73   $        .89  $        .57  $        .72  $       1.40    $        1.75
                                       ============   ============  ============  ============  =============   =============
                                       ============   ============  ============  ============  =============   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED)                     3,263,403      3,238,937     3,260,389    3, 235,701     3,254,475        3,229,324

DIVIDENDS DECLARED PER
  COMMON SHARE                         $       .305   $        .30  $        .61  $        .60  $       1.21    $        1.19

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                        CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

               ASSETS                           December 31, 2006       June 30, 2006     December 31, 2005
                                                -----------------       -------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                      $       385,644      $      150,108     $       421,531
  Accounts receivable, less accumulated
    provisions for doubtful accounts of
    $400,000, $520,000 and $523,000,
    respectively                                      17,029,298           7,855,949          24,165,035
  Gas in storage, at average cost                     15,029,892          11,365,990          15,923,593
  Deferred gas costs                                   1,117,889           1,827,078           7,363,944
  Materials and supplies, at average cost                480,166             429,712             479,579
  Prepayments                                          1,668,971           1,837,228           3,218,179
                                                 ---------------      --------------     ---------------

      Total current assets                       $    35,711,860      $   23,466,065     $    51,571,861
                                                 ---------------      --------------     ---------------

PROPERTY, PLANT AND EQUIPMENT                    $   184,907,526      $  182,155,110     $   178,733,805
  Less-Accumulated provision
      for depreciation                               (63,106,289)        (61,765,836)        (60,042,707)
                                                 ---------------      --------------     ----------------

      Net property, plant and equipment          $   121,801,237      $  120,389,274     $   118,691,098
                                                 ---------------      --------------     ---------------
OTHER ASSETS
  Cash surrender value of officers'
    life insurance                               $       379,661      $      401,032     $       387,193
  Note receivable from officer                            50,000              62,000              74,000
  Prepaid pension cost                                 3,670,491           3,954,141           2,812,694
  Unamortized debt expense and other                   7,194,449           7,281,613           4,016,183
                                                 ---------------      --------------     ---------------
      Total other assets                         $    11,294,601      $   11,698,786     $     7,290,070
                                                 ---------------      --------------     ---------------

        Total assets                             $   168,807,698      $  155,554,125     $   177,553,029
                                                 ===============      ==============     ===============

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                               $     7,384,451      $    6,375,882     $    12,033,969
  Notes payable                                       17,146,346           7,046,434          32,034,527
  Current portion of long-term debt                    1,200,000           1,200,000           1,650,000
  Accrued taxes                                        1,781,284           1,207,742           2,252,078
  Customers' deposits                                    597,893             444,955             585,833
  Accrued interest on debt                               863,201             837,847             888,380
  Accrued vacation                                       581,456             693,123             560,433
  Deferred income taxes                                  701,000             701,000             999,700
  Other liabilities                                      371,388             387,630             427,052
                                                 ---------------      --------------     ---------------
      Total current liabilities                  $    30,627,019      $   18,894,613     $    51,431,972
                                                 ---------------      --------------     ---------------

LONG-TERM DEBT                                   $    58,670,000      $   58,790,000     $    52,191,000
                                                 ---------------      --------------     ---------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                          $    22,176,088      $   20,679,500     $    19,187,750
  Investment tax credits                                 232,100             250,600             269,400
  Regulatory liabilities                               2,491,478           2,576,203           2,544,875
  Asset retirement obligations and other               1,874,066           1,753,485             403,757
                                                 ---------------      --------------     ---------------

      Total deferred credits and other           $    26,773,732      $   25,259,788     $    22,405,782
                                                 ---------------      --------------     ---------------

COMMITMENTS AND CONTINGENCIES
 (NOTES 8, 9 and 13)
      Total liabilities                          $   116,070,751      $  102,944,401     $   126,028,754
                                                 ---------------      --------------     ---------------


COMMON SHAREHOLDERS' EQUITY
  Common shareholders' equity
    Common shares ($1.00 par value)              $     3,267,942      $    3,256,043     $     3,242,502
    Premium on common shares                          43,285,686          43,025,733          42,710,459
    Retained earnings                                  6,183,319           6,327,948           5,571,314
                                                 ---------------      --------------     ---------------

      Total common shareholders' equity          $    52,736,947      $   52,609,724     $    51,524,275
                                                 ---------------      --------------     ---------------

        Total liabilities and shareholders'
        equity                                   $   168,807,698      $  155,554,125     $   177,553,029
                                                 ===============      ==============     ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.




            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Six Months Ended                         Twelve Months Ended
                                                    December 31,                              December 31,
                                             2006                 2005                  2006                 2005
                                             ----                 ----                  ----                 ----
COMMON SHARES
   Balance, beginning of period          $ 3,256,043          $ 3,229,988           $ 3,242,502          $ 3,218,186
    Dividend reinvestment and
     stock purchase plan                      11,899               12,514                25,440               24,316
                                         -----------          -----------           -----------          -----------

   Balance, end of period                $ 3,267,942          $ 3,242,502           $ 3,267,942          $ 3,242,502
                                         ===========          ===========           ===========          ===========

PREMIUM ON COMMON SHARES
   Balance, beginning of period          $43,025,733          $42,375,353           $42,710,459          $42,072,612
    Dividend reinvestment and
     stock purchase plan                     259,953              335,106               575,227              637,847
                                         -----------          -----------           -----------          -----------

   Balance, end of period                $43,285,686          $42,710,459           $43,285,686          $42,710,459
                                         ===========          ===========           ===========          ===========

RETAINED EARNINGS
  Balance, beginning of period           $ 6,327,948          $ 5,194,113           $ 5,571,314          $ 3,765,184
    Net income                             1,844,076            2,318,695             4,550,017            5,649,012
    Cash dividends declared on
     common shares (See
     Consolidated Statements
     of Income for rates)                 (l,988,705)          (1,941,494)           (3,938,012)          (3,842,882)
                                         -----------          -----------           -----------          -----------

  Balance, end of period                 $ 6,183,319          $ 5,571,314           $ 6,183,319          $ 5,571,314
                                         ===========          ===========           ===========          ===========

COMMON SHAREHOLDERS' EQUITY
  Balance, beginning of period           $52,609,724          $50,799,454           $51,524,275          $49,055,982
    Net income                             1,844,076            2,318,695             4,550,017            5,649,012
    Issuance of common stock                 271,852              347,620               600,667              662,163
    Dividends on common stock             (1,988,705)          (1,941,494)           (3,938,012)          (3,842,882)
                                         -----------          -----------           -----------          -----------

  Balance, end of period                 $52,736,947          $51,524,275           $52,736,947          $51,524,275
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




                                      DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                        Six Months Ended                   Twelve Months Ended
                                                           December 31,                        December 31,
                                                      2006            2005                2006              2005
                                                      ----             ----               ----              ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                                   $    1,844,076    $   2,318,695      $   4,550,017     $   5,649,012
  Adjustments to reconcile net
    income to net cash
    from operating activities
      Depreciation and amortization                 2,446,127        2,220,431          4,776,142         4,418,394
      Deferred income taxes and
        investment tax credits                      1,441,688          643,425          2,612,738         1,728,065
      Other, net                                     (102,959)           5,380           (121,306)          (12,732)
  Decrease (increase) in assets                   (11,538,805)     (30,500,372)        15,195,429       (19,142,709)
  Increase (decrease) in
    liabilities                                     1,525,888        5,826,187         (5,154,192)        4,069,022
                                               --------------    -------------     --------------     -------------
     Net cash provided by (used
        in) operating activities               $   (4,383,985)     (19,486,254)    $   21,858,828     $  (3,290,948)
                                               --------------    --------------    --------------     -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                         $   (3,691,199)   $  (4,211,129)    $   (7,594,976)    $  (7,047,727)
  Proceeds from sale of property,
    plant and equipment                                58,631           25,853            237,150           131,034
                                               --------------    -------------     --------------     -------------

     Net cash used in
       investing activities                    $   (3,632,568)   $  (4,185,276)    $   (7,357,826)    $  (6,916,693)
                                               --------------    -------------     --------------     -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock                    $   (1,988,705)   $  (1,941,494)    $   (3,938,012)    $  (3,842,882)
  Issuance of common stock, net                       271,852          347,620            600,667           662,163
  Long-term debt issuance expense                     (10,970)               -         (2,340,363)                -
  Issuance of long-term debt                                -                -         40,000,000                 -
  Repayment of long-term debt                        (120,000)        (516,000)       (33,971,000)         (632,000)
  Issuance of notes payable                        33,692,701       53,075,035         73,328,462        83,717,692
  Repayment of notes payable                      (23,592,789)     (26,999,630)       (88,216,643)      (69,521,460)
                                               --------------    -------------     --------------     -------------
     Net cash provided by
       (used in) financing
       activities                              $    8,252,089    $  23,965,531     $  (14,536,889)    $  10,383,513
                                               --------------    -------------     --------------     -------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                     $      235,536    $     294,001     $      (35,887)    $     175,872
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  150,108          127,530            421,531           245,659
                                               --------------    -------------     --------------     -------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                 $      385,644    $     421,531     $      385,644     $     421,531
                                               ==============    =============     ==============     =============







The accompanying notes to consolidated financial statements are an integral part of these statements.







            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") sells and distributes or transports natural gas to approximately 38,000 customers on our distribution system in central and southeastern Kentucky. Delta also owns and operates an underground storage field and transports gas to other pipeline systems. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All of our subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2006 and 2005, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006. Certain reclassifications have been made to prior-period amounts to conform to the fiscal 2007 presentation. Twelve month ended financial information is provided for additional information only.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled.

     Unbilled revenues and gas costs include the following:

     (000)                   December 31, 2006  June 30, 2006  December 31, 2005
                             -----------------  -------------  -----------------

     Unbilled revenues ($)         6,162            1,188            10,038
     Unbilled gas costs ($)        3,747              594             7,113
     Unbilled volumes (Mcf)          375               50               577

     Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying balance sheets.




(4) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:

                                                        Three Months Ended
($000)                                                      December 31
                                                            -----------
                                                     2006                  2005
                                                     ----                  ----
  Service cost                                        179                   194
  Interest cost                                       175                   175
  Expected return on plan assets                     (249)                 (233)
  Amortization of unrecognized
     net loss                                          58                    64
  Amortization of prior service cost                  (21)                  (21)
                                                      ---                   ---
        Net periodic benefit cost                     142                   179
                                                      ===                   ===


                                                         Six Months Ended
($000)                                                     December 31
                                                           -----------
                                                     2006                  2005
                                                     ----                  ----
  Service cost                                        358                   388
  Interest cost                                       350                   350
  Expected return on plan assets                     (498)                 (466)
  Amortization of unrecognized
     net loss                                         116                   128
  Amortization of prior service cost                  (42)                  (42)
                                                     ----                  ----
        Net periodic benefit cost                     284                   358
                                                     ====                  ====


                                                       Twelve Months Ended
($000)                                                    December 31
                                                          -----------
                                                     2006                  2005
                                                     ----                  ----
  Service cost                                        746                   745
  Interest cost                                       700                   656
  Expected return on plan assets                     (964)                 (898)
  Amortization of unrecognized
     net loss                                         244                   217
  Amortization of prior service cost                  (84)                  (84)
                                                     ----                  ----
       Net periodic benefit cost                      642                   636
                                                     ====                  ====



(5) Delta's note receivable from an officer on the accompanying consolidated balance sheets relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $50,000, $62,000 and $74,000 as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(6) The current available line of credit with Branch Banking and Trust Company is $40,000,000, of which $17,146,000, $7,046,000 and $32,035,000 were borrowed having a weighted average interest rate of 6.35%, 6.13% and 5.31% as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. The interest on this line, which extends through October 31, 2007, is determined monthly at the London Interbank Offered Rate plus 1% with an additional cost of .125% on the unused portion of the line of credit.

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

     Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the line of credit and all of the Debentures and Insured Quarterly Notes. We were not in default on our line of credit, Debentures or Insured Quarterly Notes during any period presented.

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

(9) The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and our transportation services. The Kentucky Public Service Commission's regulation of our business includes setting the rates we are permitted to charge our retail customers and our transportation customers.

     We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we are able to adjust the sales prices of our retail gas we sell to and transport for our customers.

     We are currently evaluating the need to file for a general rate increase with the Kentucky Public Service Commission to recover in rates our increased operating costs and a reasonable return on invested capital. Any filing will include the current usage patterns of our customers and thus will address the impacts of any margin reductions experienced due to customer conservation as well as any loss of customers.


(10) Our company has two segments. These are (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $2,499,000, $4,632,000 and $9,919,000 of non-regulated revenues for the three, six and twelve months ended December 31, 2006, respectively. Citizens Gas Utility District provided $6,988,000, $10,135,000 and $14,993,000 of non-regulated revenues for the three, six and twelve months ended December 31, 2005, respectively.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2006. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenue and expense is recorded at our tariff rates. Revenues and expenses for the storage of natural gas are recorded based on quantities stored. Operating expenses, taxes and interest are allocated to the non-regulated segment.

     Segment information is shown below for the periods:


                                                      Three Months Ended
                                                   December 31,   December 31,
($000)                                                2006           2005
                                                      ----           ----
Operating Revenues
     Regulated
       External customers                           17,339          22,470
       Intersegment                                    966           1,006
                                                    ------          ------
          Total regulated                           18,305          23,476
                                                    ------          ------

      Non-regulated external customers              11,095          19,591

      Eliminations for intersegment                   (966)         (1,006)
                                                    ------          ------
      Total operating revenues                      28,434          42,061
                                                    ======          ======


Net Income
     Regulated                                       1,313           1,608
     Non-regulated                                   1,068           1,285
                                                    ------          ------
         Total net income                            2,381           2,893
                                                    ======          ======



                                                       Six Months Ended
                                                 December 31,       December 31,
                                                    2006              2005
                                                    ----              ----
($000)

Operating Revenues
     Regulated
       External customers                          22,491           27,802
       Intersegment                                 1,723            1,738
                                                   ------           ------
          Total regulated                          24,214            29,540
                                                   ------           ------

      Non-regulated external customers             19,057           28,483
      Eliminations for intersegment                (1,723)          (1,738)
                                                   ------           ------

           Total operating revenues                41,548           56,285
                                                   ======           ======


Net Income
      Regulated                                       302              695
      Non-regulated                                 1,542            1,624
                                                   ------            -----
           Total net income                         1,844            2,319
                                                   ======           ======

                                                      Twelve Months Ended
                                                 December 31,       December 31,
                                                     2006              2005

($000)

Operating Revenues
     Regulated
        External customers                          60,031            59,186
        Intersegment                                 3,483             3,496
                                                    ------            ------
            Total regulated                         63,514            62,682
                                                    ------            ------

        Non-regulated external customers            42,479            45,690
        Eliminations for intersegment               (3,483)           (3,496)
                                                   -------           -------

            Total operating revenues               102,510           104,876
                                                   =======           =======


Net Income
     Regulated                                       1,840             2,943
     Non-regulated                                   2,710             2,706
                                                    ------            ------
            Total net income                         4,550             5,649
                                                    ======            ======



(11) In June, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, entitled Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards Board Statement No. 109, entitled Accounting for Income Taxes. We do not expect Interpretation No. 48, which shall be effective for our 2008 fiscal year, to have a material impact on our results of operations or financial position.

(12) In September, 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires employers who sponsor defined benefit plans to recognize the funded status of the plan and gains and losses not previously recognized in net periodic benefit cost in the sponsor's financial statements in fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer's fiscal year in fiscal years ending after December 15, 2008. We are currently evaluating Statement No. 158 and the impact adopting this Statement will have on our financial position.

(13) In December, 2006, the Kentucky Revenue Cabinet issued Delta's 2006 property tax assessment. The assessed amount was 39% higher than the amount assessed in 2005, while the book value of our property increased only 3.5%. We believe that the increased assessment is without merit, and we have filed a formal protest regarding the matter with the Kentucky Revenue Cabinet and intend to vigorously defend our position. If the higher assessment level is not reduced, Delta would be required to pay approximately $1,000,000 of increased property taxes annually.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2006 OVERVIEW AND FUTURE OUTLOOK

     Consolidated net income per share of $.57 for the six months ended December 31, 2006 decreased $.15 per share from net income per share of $.72 for the six months ended December 31, 2005. We attribute $.12 per share of the decrease to customer conservation and a reduction in the number of customers.

     The results for the year ended June 30, 2007 in our regulated segment will be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service in reaction to higher gas prices, a trend we continue to experience although gas prices, and our regulated sales rates, have declined in fiscal 2007 compared with 2006. We are currently evaluating the need to file for a general rate increase with the Kentucky Public Service Commission to recover in rates our increased operating costs and a reasonable return on invested capital. Any filing will include the current usage patterns of our customers, and thus will address the impacts of any margin reductions experienced due to customer conservation as well as any loss of customers. Any increased rates from such filing would likely not impact fiscal 2007.

     We expect our non-regulated segment to continue to contribute to consolidated net income in fiscal 2007 as in recent years based on contracts currently in place. Future profitability of the non-regulated segment, though, is dependent on the business plans of a few large customers and the market prices of natural gas, which are both out of our control. If natural gas prices continue to decrease considerably, we expect to experience a corresponding decrease in our non-regulated segment margins.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying consolidated balance sheets. Notes payable increased to $17,146,000 at December 31, 2006, compared with $7,046,000 at June 30, 2006. This increase reflects the seasonal nature of our sales and cash needs. Our cash requirements during the six months ended December 31, 2006 and 2005 exceeded cash provided by operations, primarily due to the purchase of natural gas which is injected into storage for use during the heating months. Additionally, our liquidity is impacted by the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $3,691,000 during the six months ended December 31, 2006. We finance the balance of our capital expenditures on an interim basis through this bank line of credit. We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

     The $14,889,000 decrease in notes payable at December 31, 2006 compared to the previous year was primarily due to decreased borrowings on our bank line of credit, as we had increased cash produced by operating activities.

     Long-term debt increased to $58,670,000 at December 31, 2006, compared with $52,191,000 at December 31, 2005. This increase resulted from the issuance of the 5.75% Insured Quarterly Notes, partially offset by the redemption of the 7.15% and the 6 5/8% Debentures and by the provisions in the Debentures and Insured Quarterly Notes allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents were $386,000 at December 31, 2006, compared with $150,000 at June 30, 2006 and $422,000 at December 31, 2005. These changes in cash and cash equivalents for the six and twelve months ended December 31, 2006 are summarized in the following table:



                                             Six Months Ended            Twelve Months Ended
 ($000)                                        December 31,                  December 31,
                                           2006            2005          2006           2005
                                           ----            ----          ----           ----

 Provided by (used in) operating
   activities                            (4,384)         (19,486)       21,859         (3,291)
 Used in investing activities            (3,632)          (4,185)       (7,358)        (6,917)
 Provided by (used in) financing
   activities                             8,252           23,965       (14,537)        10,384
                                        -------          -------       -------         ------
      Increase (decrease) in cash
        and cash equivalents                236              294           (36)           176
                                        =======          =======       =======         ======

     For the six months ended December 31, 2006, $15,102,000 less cash was used in operating activities as compared with the six months ended December 31, 2005. The decrease resulted from a $21,461,000 decrease in cash paid for gas, partially offset by a $6,402,000 decrease in cash received from customers, both of which are a result of a decrease in regulated sales volumes over the same time period (see related discussion in Results of Operations).

     For the twelve months ended December 31, 2006, an additional $25,150,000 of cash was provided by operating activities compared with the twelve months ended December 31, 2005. The increase resulted from a $14,358,000 increase in cash received from customers due to the timing of collections on accounts receivable. In addition, $11,920,000 of the increase relates to the timing of gas purchases and recovery of the related costs under our gas cost recovery mechanism.

     For the six months ended December 31, 2006, cash provided by financing activities decreased $15,713,000 compared to the six months ended December 31, 2005, primarily due to decreased net borrowings on the bank line of credit.

     For the twelve months ended December 31, 2006, cash provided by financing activities decreased $24,921,000 primarily due to decreased net borrowings on the bank line of credit. This decrease was partially offset by the issuance of the $40,000,000 5.75% Insured Quarterly Notes, less $2,300,000 in issuance costs, and $34,295,000 in redemption of the 7.15% and 6 5/8% Debentures and limited redemptions made by certain holders or their beneficiaries of the outstanding Insured Quarterly Notes and Debentures.


Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2007 to be approximately $8 million.


Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit is $40,000,000, of which $17,146,000 was borrowed at December 31, 2006, which was classified as notes payable on the accompanying consolidated balance sheets. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2007. The Company intends to pursue renewal or to enter into a new agreement and seek substantially the same terms as the existing agreement.

     We expect that internally generated cash, coupled with short-term and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

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

     We are currently evaluating the need to file for a general rate increase with the Kentucky Public Service Commission to recover in rates our increased operating costs and a reasonable return on invested capital. Any filing will include the current usage patterns of our customers, and thus will address the impacts of any margin reductions experienced due to customer conservation as well as any loss of customers.

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

     In the following table we set forth variations in our gross margins for the three, six and twelve months ended December 31, 2006 compared with the same periods in the preceding year. The variation amounts and percentages presented for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the consolidated statements of income.

                                                                        2006 Compared to 2005

                                                        Three                Six               Twelve
                                                        Months              Months             Months
                                                        Ended               Ended              Ended
                                                     December 31,        December 31,        December 31,
                                                     ------------        ------------        ------------
   ($000)
   Increase (decrease) in regulated
     Gross margins                                      (370)                (366)             (1,903)
     On-system transportation                            (50)                 (43)               (104)
     Off-system transportation                           (93)                 (58)                102
     Other                                                50                   25                  38
                                                       -----                -----              ------
       Total                                            (463)                (442)             (1,867)
                                                       -----                -----              ------


   Increase (decrease) in non-regulated
     Gross margins                                      (286)                 (96)                353
     Other                                                 -                    2                  11
                                                       -----                -----              ------
       Total                                            (286)                 (94)                364
                                                       -----                -----              ------

   Decrease in consolidated gross margins               (749)                (536)             (1,503)
                                                       =====                =====              ======

   ====================================================================================================

   Percentage increase (decrease) in
     regulated volumes
       Gas sales                                       (14.6)               (12.4)              (15.3)
       On-system transportation                          0.1                  2.1                 0.7
       Off-system transportation                       (14.4)                (5.9)                3.4

   Percentage decrease in non-regulated
     gas sales volumes                                 (12.0)                (5.1)               (0.6)





     Heating degree days were 91%, 93% and 89% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2006, respectively, as compared with 103%, 101% and 97% of normal temperatures in the 2005 periods. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     Gross margins decreased $749,000 (7.2%) for the three months ended December 31, 2006 due to a decrease in regulated gross margins of $463,000 (6.3%) and a $286,000 (9.3%) decrease in non-regulated gross margins.

     The $463,000 decrease in regulated gross margins is primarily attributed to a 14.6% reduction in regulated gas sales volumes. This reduction in usage is due to customer conservation, 11.4% warmer weather and a 2.1% reduction in customers. The effect of the reduction of customer usage due to warmer weather was partially offset by the Company's weather normalization tariff.

     The $286,000 decrease in non-regulated gross margins is attributable to a $437,000 (49.9%) decrease in the gross margins of our production subsidiary, Enpro. Enpro's margins declined as a result of the decrease in the market price for natural gas. This decline was partially offset by a $151,000 (6.3%) increase in gross margins for non-regulated retail sales.

     Gross margins decreased $536,000 (3.6%) for the six months ended December 31, 2006 due to a decrease in regulated gross margins of $442,000 (4.3%) and a $94,000 (2.1%) decrease in non-regulated gross margins.

     The $442,000 decrease in regulated gross margins is primarily attributed to a 12.4% reduction in regulated gas sales volumes. This reduction in usage is due to customer conservation, 7.7% warmer weather and a 2.6% reduction in customers. The effect of the reduction of customer usage due to warmer weather was partially offset by the Company's weather normalization tariff.

     The $94,000 decrease in non-regulated gross margins is attributable to a $561,000 (46.5%) decrease in Enpro's gross margins. Enpro's margins declined as a result of the decrease in the market price for natural gas. This decline was partially offset by a $467,000 (14.1%) increase in gross margins from non-regulated retail sales.

     Gross margins decreased $1,503,000 (4.7%) for the twelve months ended December 31, 2006 due to a decrease in regulated gross margins of $1,867,000 (7.9%). This decrease was partially offset by a $364,000 (4.3%) increase in non-regulated gross margins.

     The $1,867,000 decrease in regulated gross margins is primarily attributed to a 15.3% reduction in regulated gas sales volumes. This reduction in usage is due to customer conservation, 7.4% warmer weather and a 2.7% reduction in customers. The effect of the reduction of customer usage due to warmer weather was partially offset by the Company's weather normalization tariff.

     The $364,000 increase in non-regulated gross margins is attributed to a $1,057,000 increase in gross margins from non-regulated retail sales. This increase was partially offset by a $693,000 (35.2%) decrease in Enpro's gross margins. Enpro's margins declined as a result of the decrease in the market price for natural gas.


Depreciation and Amortization

     The increase in depreciation and amortization expense for the twelve months ended December 31, 2006 of $245,000 (6%) resulted from the increase in depreciable property, plant and equipment.


Other Income and Deductions, Net

     The increase in other income and deductions, net for the twelve months ended December 31, 2006 of $140,000 (173%) was primarily due to investment income resulting from temporary cash investments following the refinancing of our long-term debt.


Interest Charges

     The increase in interest charges of $372,000 (8%) for the twelve months ended December 31, 2006 was a result of increased interest rates on Delta's bank line of credit.


Income Tax Expense

     The decreases in income tax expense for the three, six and twelve months ended December 31, 2006 of $282,000 (16%), $267,800 (19%) and $846,000 (24%),
respectively, were attributable to the decreases in net income before income tax expense of $794,000 (17%), $741,000 (20%) and $1,945,000 (21%), respectively. In addition, the effective income tax rate decreased for the twelve months ended December 31, 2006 due to a reduction of the Kentucky Corporate income tax rate.


Basic and Diluted Earnings Per Common Share

     For the three, six and twelve months ended December 31, 2006 and 2005, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our bank line of credit was $17,146,000, $7,046,000 and $32,035,000 on December 31, 2006, June 30, 2006 and December 31,
2005, respectively. The weighted average interest rate on our bank line of credit was 6.35%, 6.13%, and 5.31% on December 31, 2006, June 30, 2006 and
December 31, 2005, respectively. Based on the amount of our outstanding bank line of credit on December 31, 2006, June 30, 2006 and December 31, 2005, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $171,000, $70,000 and $320,000, respectively.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended December 31, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     None.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant held its annual meeting of shareholders on November 16, 2006.

(b) Michael J. Kistner and Michael R. Whitley were elected to Delta's Board of Directors for three-year terms expiring in 2009. Donald R. Crowe, Lanny D. Greer and Billy Joe Hall will continue to serve on Delta's Board of Directors until the election in 2007. Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. will continue to serve on Delta's Board of Directors until the election in 2008.

(c) The total shares voted in the election of Directors were 2,921,053. There were no broker non-votes. The shares voted for each Nominee were:

     Michael J. Kistner        For      2,730,690     Withheld    190,363
     Michael R. Whitley        For      2,747,580     Withheld    173,473

     Delta's Articles of Incorporation were amended to increase the authorized common stock from 6,000,000 shares to 20,000,000 shares. The total shares voted on the proposal to so amend the Articles of Incorporation were 2,921,053. There were no broker non-votes. The shares voted on the amendment proposal were:

                 For          2,491,766
                 Against        384,146
                 Abstain         45,141


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

                                              DELTA NATURAL GAS COMPANY, INC.
                                              (Registrant)

                                              /s/Glenn R. Jennings
                                              ----------------------------------
DATE:  February 6, 2007                       Glenn R. Jennings
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Duly Authorized Officer)


                                              /s/John B. Brown
                                              ---------------------------------
                                              John B. Brown
                                              Vice President - Controller and
                                              Assistant Secretary and
                                              Acting Chief Financial Officer
                                              (Principal Accounting and
                                              Principal Financial Officer)

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


     Date: February 6, 2007


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


     I, John B. Brown, certify that:


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



         Date:  February 6, 2007


         By:  /s/John B. Brown
              ------------------------------------------------
              John B. Brown
              Vice President - Controller and
              Assistant Secretary and
              Acting Chief Financial Officer

                                                                    EXHIBIT 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn
R. Jennings, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.







         February 6, 2007


         /s/Glenn R. Jennings
         --------------------------------
         Glenn R. Jennings
         Chairman of the Board, President
         and Chief Executive Officer

                                                                   EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Brown, Vice President - Controller and Assistant Secretary and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.







         February 6, 2007


         /s/John B. Brown
         --------------------------------------
         John B. Brown
         Vice President - Controller and
         Assistant Secretary and
         Acting Chief Financial Officer