Form 10-Q
period 2007-03-31
DELTA NATURAL GAS CO INC
filed 2007-05-08
CIK 277375

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

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


                    Common Shares, Par Value $1.00 Per Share
               3,272,687 Shares Outstanding as of March 31, 2007.








                         DELTA NATURAL GAS COMPANY, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                              3

ITEM 1 - Financial Statements                                               3

Consolidated Statements of Income (Unaudited) for the
three, nine and twelve month periods ended March 31,
2007 and 2006                                                               3

Consolidated Balance Sheets (Unaudited) as of
March 31, 2007, June 30, 2006 and March 31, 2006                            4

Consolidated Statements of Changes in Shareholders'
Equity (Unaudited) for the nine and twelve month
periods ended March 31, 2007 and 2006                                       5

Consolidated Statements of Cash Flows (Unaudited)
for the nine and twelve month periods ended
March 31, 2007 and 2006                                                     6

Notes to Consolidated Financial Statements (Unaudited)                      7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              15

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                                          21

ITEM 4 - CONTROLS AND PROCEDURES                                           22

PART II.  OTHER INFORMATION                                                24

ITEM 1 - LEGAL PROCEEDINGS                                                 24

ITEM 1A - RISK FACTORS                                                     24

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       24

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   24

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24

ITEM 5 - OTHER INFORMATION                                                 24

ITEM 6 - EXHIBITS                                                          25

Signatures                                                                 26





                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                         Three Months Ended              Nine Months Ended                 Twelve Months Ended
                                              March 31,                      March 31,                           March 31,
                                        2007            2006           2007            2006               2007              2006

OPERATING REVENUES                 $ 41,022,436   $  46,535,375    $  82,570,003   $ 102,820,484    $  96,996,523    $118,029,522
                                   ------------   -------------    -------------   -------------    -------------    ------------

OPERATING EXPENSES
  Purchased gas                    $ 28,764,326   $  35,162,419    $  56,060,518   $  76,659,375    $  65,672,857    $ 86,372,498
  Operation and maintenance           3,432,718       3,168,510        9,164,134       8,953,736       12,504,049      12,503,575
  Depreciation and amortization       1,209,638       1,060,995        3,425,719       3,126,735        4,502,695       4,152,063
  Taxes other than income taxes         474,934         466,942        1,369,372       1,281,091        1,808,701       1,717,791
                                   ------------   -------------    -------------   -------------    -------------    ------------


    Total operating expenses       $ 33,881,616   $  39,858,866    $  70,019,743   $  90,020,937    $  84,488,302    $104,745,927
                                   ------------   -------------    -------------   -------------    -------------    ------------

OPERATING INCOME                   $  7,140,820   $   6,676,509    $  12,550,260   $  12,799,547    $  12,508,221    $ 13,283,595

OTHER INCOME AND DEDUCTIONS, NET         21,956          27,038           62,220          73,754          216,102          89,801

INTEREST CHARGES                      1,173,197       1,287,555        3,605,924       3,698,913        4,884,620       4,777,246
                                   ------------   -------------    -------------   -------------    -------------    ------------

NET INCOME BEFORE INCOME TAXES     $  5,989,579   $   5,415,992    $   9,006,556   $   9,174,388    $   7,839,703    $  8,596,150

INCOME TAX EXPENSE                    2,324,250       2,076,000        3,497,150       3,515,700        2,964,350       3,333,000
                                   ------------   -------------    -------------   -------------   --------------    ------------


NET INCOME                         $  3,665,329    $  3,339,992    $   5,509,406   $   5,658,688    $   4,875,353    $  5,263,150
                                   ============    ============    =============   =============    =============    ============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                     $       1.12    $       1.03    $        1.69   $        1.75     $       1.50    $       1.63

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (BASIC AND DILUTED)                 3,269,289       3,245,601        3,263,194       3,238,981        3,260,442       3,235,727

DIVIDENDS DECLARED PER COMMON SHARE $      .305    $        .30    $        .915   $         .90     $      1.215    $      1.195



 The accompanying notes to consolidated financial statements are an integral part of these statements.




            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      ASSETS                        March 31, 2007       June 30, 2006        March 31, 2006

CURRENT ASSETS
  Cash and cash equivalents                        $     1,615,077      $       150,108      $       221,041
  Accounts receivable, less accumulated pro-
    visions for doubtful accounts of $483,000,
    $520,000 and $608,000, respectively                 18,070,779            7,855,949           18,418,905
  Gas in storage, at average cost                        2,145,864           11,365,990            6,559,201
  Deferred gas costs                                       826,698            1,827,078            1,370,175
  Materials and supplies, at average cost                  852,871              429,712              365,134
  Prepayments                                            1,524,239            1,837,228            2,139,939
                                                   ---------------      ---------------      ---------------

      Total current assets                         $    25,035,528      $    23,466,065      $    29,074,395
                                                   ---------------      ---------------      ---------------

PROPERTY, PLANT AND EQUIPMENT                      $   186,550,256      $   182,155,110      $   180,199,350
  Less-Accumulated provisions
    for depreciation                                   (64,166,120)         (61,765,836)         (60,830,746)
                                                   ---------------      ---------------      ---------------
      Net property, plant and equipment            $   122,384,136      $   120,389,274      $   119,368,604
                                                   ---------------      ---------------      ---------------

OTHER ASSETS
  Cash surrender value of
    officers' life insurance                       $       379,661      $       401,032      $       387,193
  Note receivable from officer                              44,000               62,000               68,000
  Prepaid pension cost                                   5,028,666            3,954,141            4,133,418
  Unamortized debt expense and other                     7,202,223            7,281,613            4,063,052
                                                   ---------------      ---------------      ---------------
      Total other assets                           $    12,654,550      $    11,698,786      $     8,651,663
                                                   ---------------      ---------------      ---------------

          Total assets                             $   160,074,214      $   155,554,125      $   157,094,662
                                                   ===============      ===============      ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $     7,500,711      $     6,375,882      $     6,190,444
  Notes payable                                          3,803,634            7,046,434            8,869,551
  Current portion of long-term debt                      1,200,000            1,200,000            1,200,000
  Accrued taxes                                          3,379,901            1,207,742            3,754,017
  Customers' deposits                                      594,863              444,955              560,383
  Accrued interest on debt                                 858,695              837,847            1,471,867
  Accrued vacation                                         676,292              693,123              646,368
  Deferred income taxes                                    701,000              701,000              999,700
  Other liabilities                                        406,924              387,630              478,601
                                                   ---------------      ---------------      ---------------
      Total current liabilities                    $    19,122,020      $    18,894,613      $    24,170,931
                                                   ---------------      ---------------      ---------------

LONG-TERM DEBT                                     $    58,645,000      $    58,790,000      $    56,431,000
                                                   ---------------      ---------------      ---------------


DEFERRED CREDITS AND OTHER
  Deferred income taxes                            $    22,176,088      $    20,679,500      $    19,183,084
  Investment tax credits                                   222,850              250,600              260,000
  Regulatory liabilities                                 2,468,022            2,576,203            2,548,787
  Asset retirement obligations and other                 1,916,195            1,753,485              412,597
                                                   ---------------      ---------------      ---------------

      Total deferred credits and other             $    26,783,155      $    25,259,788      $    22,404,468
                                                   ---------------      ---------------      ---------------


COMMITMENTS AND CONTINGENCIES
  (NOTES 7 and 8)

         Total liabilities                         $   104,550,175      $   102,944,401      $   103,006,399
                                                   ---------------      ---------------      ---------------


COMMON SHAREHOLDERS' EQUITY
  Common shareholders' equity
    Common shares ($1.00 par value)                $     3,272,687      $     3,256,043      $     3,250,768
    Premium on common shares                            43,399,559           43,025,733           42,900,010
    Retained earnings                                    8,851,793            6,327,948            7,937,485
                                                   ---------------      ---------------      ---------------

       Total common shareholders' equity           $    55,524,039      $    52,609,724      $    54,088,263
                                                   ---------------      ---------------      ---------------

          Total liabilities and
            common shareholders' equity            $   160,074,214      $   155,554,125      $   157,094,662
                                                   ===============      ===============      ===============




 The accompanying notes to consolidated financial statements are an integral part of these statements.







            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    Nine Months Ended                         Twelve Months Ended
                                                        March 31,                                 March 31,
                                              2007                 2006                 2007                   2006


    COMMON SHARES
       Balance, beginning of period        $  3,256,043         $  3,229,988          $  3,250,768         $  3,223,994
        Dividend reinvestment and
         stock purchase plan                     16,644               20,780                21,919               26,774
                                           ------------         ------------          ------------         ------------
       Balance, end of period              $  3,272,687         $  3,250,768          $  3,272,687         $  3,250,768
                                           ============         ============          ============         ============

    PREMIUM ON COMMON SHARES
       Balance, beginning of period        $ 43,025,733         $ 42,375,353          $ 42,900,010         $ 42,220,907
        Dividend reinvestment and
         stock purchase plan                    373,826              524,657               499,549              679,103
                                           ------------         ------------          ------------         ------------
       Balance, end of period              $ 43,399,559         $ 42,900,010          $ 43,399,559         $ 42,900,010
                                           ============         ============          ============         ============

    RETAINED EARNINGS
      Balance, beginning of period         $  6,327,948         $  5,194,113          $  7,937,485         $  6,541,228
        Net income                            5,509,406            5,658,688             4,875,353            5,263,150
        Cash dividends declared on
         common shares (See
         Consolidated Statements
         of Income for rates)                (2,985,561)          (2,915,316)           (3,961,045)          (3,866,893)
                                           ------------         ------------          ------------         ------------
      Balance, end of period               $  8,851,793         $  7,937,485          $  8,851,793         $  7,937,485
                                           ============         ============          ============         ============


    COMMON SHAREHOLDERS' EQUITY
      Balance, beginning of period         $ 52,609,724         $ 50,799,454          $ 54,088,263         $ 51,986,129
        Net income                            5,509,406            5,658,688             4,875,353            5,263,150
        Issuance of common stock                390,470              545,437               521,468              705,877
        Dividends on common stock            (2,985,561)          (2,915,316)           (3,961,045)          (3,866,893)
                                           ------------         ------------          ------------         ------------
      Balance, end of period               $ 55,524,039         $ 54,088,263          $ 55,524,039         $ 54,088,263
                                           ============         ============          ============         ============


       The accompanying notes to consolidated financial statements are an integral part of these statements





            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Nine Months Ended                   Twelve Months Ended
                                                      March 31,                           March 31,
                                                2007            2006                2007             2006

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                           $    5,509,406     $   5,658,688     $   4,875,353    $   5,263,150
  Adjustments to reconcile net
    income to net cash from
    operating activities
      Depreciation and amortization         3,770,883         3,358,771         5,063,294        4,461,447
      Deferred income taxes and
        investment tax credits              1,417,138           614,660         2,616,954        1,345,174
      Other, net                             (146,061)            3,177          (156,865)          (6,825)
  Decrease (increase) in assets              (907,196)       (9,522,377)        5,241,679       (5,002,517)
  Increase (decrease) in
    liabilities                             3,257,080         2,048,900          (197,199)        (287,372)
                                       --------------     -------------     -------------    -------------
      Net cash provided by
        operating activities           $   12,901,250     $   2,161,819     $  17,443,216    $   5,773,057
                                       --------------     -------------     -------------    -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures                 $   (5,536,987)    $  (5,904,330)    $  (7,594,052)   $  (7,618,967)
  Proceeds from sale of
    property, plant and
    equipment                                  94,567           141,429           157,510          211,600
                                       --------------     -------------     ---------------  -------------

      Net cash used in
        investing activities           $   (5,442,420)    $  (5,762,901)    $  (7,436,542)   $  (7,407,367)
                                       --------------     -------------     -------------    -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Dividends on common stock            $   (2,985,561)    $  (2,915,316)    $  (3,961,045)   $  (3,866,893)
  Issuance of common stock, net               390,470           545,437           521,468          705,877
  Long-term debt issuance expense             (10,970)         (119,957)       (2,321,144)        (119,957)
  Issuance of long-term debt                        -                 -        40,000,000                -
  Repayment of long-term debt                (145,000)         (526,000)      (33,986,000)        (557,000)
  Issuance of notes payable                45,547,004        76,630,857        61,626,943       91,351,708
  Repayment of notes payable              (48,789,804)      (69,920,428)      (70,492,860)     (85,980,457)
                                        -------------     -------------     -------------    -------------
      Net cash provided by (used in)
financing activities                   $   (5,993,861)    $   3,694,593     $  (8,612,638)   $   1,533,278
                                       --------------     -------------     -------------    -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   $    1,464,969     $      93,511     $   1,394,036    $    (101,032)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          150,108           127,530           221,041          322,073
                                       --------------     -------------     -------------    -------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $    1,615,077     $     221,041     $   1,615,077    $     221,041
                                       ================   =============     =============    =============


       The accompanying notes to consolidated financial statements are an integral part of these statements.





            DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Delta Natural Gas Company, Inc. ("Delta" or "the Company") sells and distributes or transports natural gas to approximately 39,000 customers on our distribution system in central and southeastern Kentucky. Delta also owns and operates an underground storage field and transports gas to other pipeline systems. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All of our subsidiaries are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2) In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2007 and 2006, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006. Certain reclassifications have been made to prior-period amounts to conform to the 2007 presentation. Twelve month ended financial information is provided for additional information only.

(3) We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled.






 Unbilled revenues and gas costs include the following:

 (000)                               March 31,       June 30,      March 31,
                                       2007            2006          2006

 Unbilled revenues ($)                3,437           1,188         8,269
 Unbilled gas costs ($)               1,899             594         6,108
 Unbilled volumes (Mcf)                 220              50           412



Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying consolidated balance sheets.

(4) Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

   ($000)                                               Three Months Ended
                                                            March 31,
                                                    2007                 2006

    Service cost                                     179                  195
    Interest cost                                    175                  174
    Expected return on plan assets                  (249)                (233)
    Amortization of unrecognized net loss             58                   64
    Amortization of prior service cost               (21)                 (21)
                                                    ----                 ----
         Net periodic benefit cost                   142                  179
                                                    ====                 ====



                                                         Nine Months Ended
                                                            March 31,
                                                    2007                  2006

    Service cost                                      537                 584
    Interest cost                                     525                 523
    Expected return on plan assets                   (747)               (698)
    Amortization of unrecognized net loss             174                 193
    Amortization of prior service cost                (63)                (64)
                                                     ----                ----
         Net periodic benefit cost                    426                 538
                                                     ====                ====


                                                        Twelve Months Ended
                                                             March 31,
                                                    2007                 2006

    Service cost                                      716                 779
    Interest cost                                     700                 698
    Expected return on plan assets                   (996)               (931)
    Amortization of unrecognized net loss             233                 257
    Amortization of prior service cost                (86)                (86)
                                                     ----                ----
         Net periodic benefit cost                    567                 717
                                                     ====                ====









(5) Delta's note receivable from an officer on the accompanying consolidated balance sheets relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The loan, secured by real estate owned by Mr. Jennings, bears interest at 6%, which Mr. Jennings pays monthly. Delta forgives $2,000 of the principal amount for each month of service Mr. Jennings completes. The outstanding balance on this loan was $44,000, $62,000 and $68,000 as of March 31, 2007, June
     30, 2006 and March 31, 2006, respectively. In the event Mr. Jennings terminates his employment with Delta other than due to a change in control, or Mr. Jennings' employment is terminated for cause or as a result of his disability or death, the loan will become immediately due and payable.

(6) The current available bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $3,804,000, $7,046,000 and $12,670,000 was borrowed at an interest rate of 6.32%, 6.13% and 5.64%, as of March 31, 2007, June 30, 2006 and March 31, 2006, respectively. The interest on this line, which extends through October 31, 2007, is determined monthly at the London Interbank Offered Rate plus 1% with an additional cost of .125% on the unused portion of the line of credit.

     In April, 2006, we refinanced long-term debt and the net proceeds of the refinancing of $3.8 million was used to repay a portion of our bank line of credit. In March, 2006, $3.8 million of the outstanding bank line of credit was classified as non-current with $8,870,000 remaining as a current liability in anticipation of the refinancing.

     Our bank line of credit agreement and the indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined "events of default" which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most significant:

o Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and

o    We may not  assume  any  additional  mortgage  indebtedness  in  excess  of
     $5,000,000  without   effectively   securing  all  Debentures  and  Insured
     Quarterly Notes equally to such additional indebtedness.





     Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the bank line of credit and all of the Debentures and Insured Quarterly Notes. We were not in default on any of our bank line of credit, Debentures or Insured Quarterly Notes during any period presented.

(7) We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $3 million would be paid in addition to continuation of specified benefits for up to five years.

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

     On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service Commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,641,000, an increase of 9.2%. The test year for the case was the twelve months ended December 31, 2006. The increased rates were requested to become effective May 20, 2007.





     This rate case requests a return on common equity of 12.1%. The request allocates a component of the requested increase to the monthly customer charge, thus helping to de-couple Delta's revenues from volumes of gas sold. It also seeks a new Conservation/Efficiency Program Cost Recovery tariff to help promote conservation and the efficient use of natural gas by Delta's residential customers. Additionally, Delta proposed an Experimental Customer Rate Stabilization Mechanism to help provide in the future for stable and equitable rates to customers by adjusting rates annually without customers having to pay for frequent and costly rate cases.

     As a manner of general practice, The Kentucky Public Service Commission normally suspends the implementation of the proposed new rates for a period of five months from the requested date, during which time the filing is reviewed. Such suspension is anticipated.

     Although management is of the opinion that its request is reasonable, it is unable to predict the outcome of the proceeding.

(10) Our company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $3,897,000, $8,529,000 and $9,744,000 of non-regulated revenues for the three, nine and twelve months ended March 31, 2007, respectively. Citizens Gas Utility District provided $4,071,000, $15,055,000 and $16,659,000 of non-regulated revenues for the three, nine and twelve months ended March 31, 2006, respectively.





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


         Segment information is shown below for the periods:


    ($000)                                          Three Months Ended
                                              March 31,             March 31,
                                                2007                  2006

Operating Revenues
  Regulated
      External customers                      22,737                  30,397
      Intersegment                             1,216                   1,034
                                              ------                  ------
         Total regulated                      23,953                  31,431




  Non-regulated external customers            18,285                  16,138
  Eliminations for intersegment               (1,216)                 (1,034)
                                              ------                  ------
     Total operating revenues                 41,022                  46,535
                                              ======                  ======



Net Income
     Regulated                                 2,302                   2,252
     Non-regulated                             1,363                   1,088
                                               -----                   -----
        Total net income                       3,665                   3,340
                                               =====                   =====




                                                       Nine Months Ended
                                               March 31,              March 31,
                                                2007                    2006

Operating Revenues
   Regulated
      External customers                       45,228                 58,199
      Intersegment                              2,939                  2,772
                                               ------                 ------
        Total regulated                        48,167                 60,971



   Non-regulated external customers            37,342                  44,621
   Eliminations for intersegment               (2,939)                 (2,772)
                                               ------                 -------
        Total operating revenues               82,570                 102,820
                                               ======                 =======


Net Income
  Regulated                                     2,604                   2,947
  Non-regulated                                 2,905                   2,712
                                                -----                   -----
        Total net income                        5,509                   5,659
                                                =====                   =====


                                                   Twelve Months Ended
                                              March 31,             March 31,
                                                 2007                  2006

Operating Revenues
  Regulated
     External customers                        52,372                 66,200
     Intersegment                               3,665                  3,536
                                               ------                 ------
         Total regulated                       56,037                 69,736

   Non-regulated external customers            44,625                 51,830
     Eliminations for intersegment             (3,665)                (3,536)
                                               ------                -------
         Total operating revenues              96,997                118,030
                                               ======                =======

Net Income
   Regulated                                    1,891                  2,197
   Non-regulated                                2,984                  3,066
                                               ------                  -----
         Total net income                       4,875                  5,263
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





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR-TO-DATE MARCH 31, 2007 OVERVIEW AND FUTURE OUTLOOK

     Consolidated net income per share of $1.69 for the nine months ended March 31, 2007 decreased $.06 per share (3.4%) from net income per share of $1.75 for the nine months ended March 31, 2006. The decrease was caused by a reduction in regulated net income due to customer conservation and a reduction in the number of customers partially offset by an increase in non-regulated net income.

     We filed for a general rate increase with the Kentucky Public Service Commission on April 20, 2007 to recover in rates our increased operating costs and a reasonable return on invested capital. This filing included the current usage patterns of our customers, and thus addressed the impacts of margin reductions experienced due to customer conservation as well as the loss of customers. Any increased rates from such filing are not anticipated until fiscal 2008. See Note 9 of the Notes to Consolidated Financial Statements for a further discussion of our rate filing.

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

     Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying consolidated balance sheets. Notes payable decreased to $3,804,000 at March 31, 2007, compared with $7,046,000 at June 30, 2006 and $8,870,000 at March 31, 2006. These decreases reflect the seasonal nature of our sales and cash needs and the fact that we generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $5,537,000 and $7,594,000 during the nine and twelve months ended March 31, 2007. We finance the balance of our capital expenditures on an interim basis through this bank line of credit.





     We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

     The $5,066,000 decrease in notes payable at March 31, 2007 compared to the previous year was primarily due to decreased borrowings on our bank line of credit, as we had increased cash produced by operating activities.

     Long-term debt increased to $58,645,000 at March 31, 2007, compared with $56,431,000 at March 31, 2006. This increase resulted from the issuance of the 5.75% Insured Quarterly Notes, partially offset by the redemption of the 7.15% and the 6 5/8% Debentures and by the provisions in the Debentures and Insured Quarterly Notes allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents increased to $1,615,000 at March 31, 2007, compared with $150,000 at June 30, 2006 and $221,000 at March 31, 2006. Changes in cash and cash equivalents for the nine and twelve months ended March 31, 2007 and 2006 are summarized in the following table:



($000)                                 Nine Months Ended     Twelve Months Ended
                                            March 31,             March 31,

                                       2007         2006         2007      2006

Provided by operating activities       12,901       2,162       17,443    5,773
sed in investing activities            (5,442)     (5,763)      (7,437)  (7,407)
rovided by (used in) financing
 activities                            (5,994)      3,695       (8,612)   1,533
                                       ------       -----       ------    -----
    Increase (decrease) in cash
        and cash equivalents            1,465          94        1,394     (101)
                                       ======       =====        =====    =====


     For the nine months ended March 31, 2007, an additional $10,739,000 was provided by operating activities compared with the nine months ended March 31, 2006. The increase resulted from a decrease of $29,258,000 in cash paid for gas, partially offset by a reduction of $18,680,000 in cash received from customers, both of which are a result of a decrease in the cost of gas over the same time period (see related discussion in Results of Operations).





     For the twelve months ended March 31, 2007, an additional $11,670,000 of cash was provided by operating activities, compared with the twelve months ended March 31, 2006. The increase resulted primarily from a decrease of $24,323,000 in cash paid for gas, partially offset by a reduction of $15,100,000 in cash received from customers, both of which are a result of decreases in the regulated gas sales volumes and the cost of gas over the same time period (see related discussion in Results of Operations). An additional $1,668,000 and $879,000 was provided by operating activities due to decreased cash payments to suppliers and decreased interest payments, respectively.

     Changes in cash used in investing activities resulted primarily from changes in the level of capital expenditures between periods.

     For the nine months ended March 31, 2007, cash used in financing activities increased $9,689,000 compared to the nine months ended March 31, 2006 as a result of decreased net borrowings on our bank line of credit.

     For the twelve months ended March 31, 2007, cash used in financing activities increased $10,146,000 as compared to the twelve months ended March 31, 2006, due to $14,237,000 of increased net borrowings on the bank line of credit. Borrowings on the bank line of credit were partially offset by the net proceeds from the April, 2006 issuance of the $40,000,000 5.75% Insured Quarterly Notes, which were used to redeem our 7.15% and 6 5/8% Debentures and to repay a portion of our bank line of credit.


 Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2007 to be approximately $8 million.


 Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit is $40,000,000, of which $3,800,000 was borrowed at March 31, 2007 and classified as notes payable on the accompanying consolidated balance sheets. The line of credit is with Branch Banking and Trust Company, and extends through October 31, 2007. The Company intends to pursue renewal or to enter into a new agreement and seek substantially the same terms as the existing agreement.


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

     On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service Commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,642,000, an increase of 9.3%. Although management is of the opinion that its request is reasonable, it is unable to predict the outcome of this proceeding. See Note 9 of the Notes to Consolidated Financial Statements for a further discussion of this rate filing.


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

     In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2007 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the consolidated statements of income.




                                                   2007 Compared to 2006
                                          --------------------------------------

                                          Three         Nine       Twelve Months
                                          Months    Months Ended       Ended
                                          Ended       March 31        March 31
 ($000)                                  March 31
 Increase (decrease) in regulated
   Gross margins                            155        (212)          (818)
   On-system transportation                 (29)        (72)          (103)
   Off-system transportation                221         163            215
   Other                                   (192)       (167)          (117)
                                           ----        ----           ----
        Total                               155        (288)          (823)
                                           ----        ----           ----

 Increase (decrease) in non-regulated
   Gross margins                            727         631            486
   Other                                      3           5              3
                                            ---         ---            ---
     Total                                  730         636            489
                                            ---         ---            ---

 Increase (decrease) in consolidated
   gross margins                            885         348           (334)
                                            ---         ---           ----

 ===============================================================================

 Percentage increase (decrease) in
 regulated volumes

     Gas sales                             9.7        (1.2)          (3.7)
     On-system transportation             (7.9)       (1.4)          (1.4)
     Off-system transportation            29.7         6.4            7.5

 Percentage increase in non-
   regulated gas sales volumes            46.1        14.9           10.7


     Heating degree days were 94%, 94% and 93% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2007, respectively, as compared with 88%, 94% and 94% of normal temperatures in the similar periods for 2006. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     Gross margins increased $885,000 (7.8%) for the three months ended March 31, 2007 due to an increase in non-regulated gross margins of $730,000 (25.5%) and an increase in regulated gross margins of $155,000 (1.8%).

     The  $730,000   increase  in  non-regulated   gross  margins  is  primarily
attributable to a 681,000 Mcf (83%) increase in volumes sold.

     Gross margins increased $348,000 (1.3%) for the nine months ended March 31, 2007 due to an increase in non-regulated gross margins of $636,000 (8.6%). This increase was partially offset by a $288,000 (1.5%) decrease in regulated gross margins.





     The  $636,000   increase  in  non-regulated   gross  margins  is  primarily
attributable to a $1,319,000 (22.9%) increase in the gross margins from non-regulated sales. This increase was partially offset by a $683,000 (42.0%) decrease in the gross margins from our natural gas production, as margins declined due to decreases in the market price for natural gas.

     Gross margins decreased $334,000 (1.1%) for the twelve months ended March 31, 2007 due to a decrease in regulated gross margins of $823,000 (3.6%). This decrease was partially offset by a $489,000 (5.4%) increase in non-regulated gross margins.

     The $823,000 decrease in regulated gross margins is primarily attributed to a 3.7% reduction in regulated gas sales volumes. This reduction in usage is due to customer conservation and a 2.5% reduction in customers.

     The $489,000 increase in non-regulated gross margins is attributed to a $1,365,000 (19.6%) increase in gross margins from non-regulated sales. This increase was partially offset by a $876,000 (43.1%) decrease in the gross margins from our natural gas production, as margins declined due to decreases in the market price for natural gas.


Depreciation and Amortization

     The increases in depreciation and amortization expense for the three and nine months ended March 31, 2007 of $149,000 (14%) and $299,000 (10%) resulted from the increase in depreciable property, plant and equipment.


Income Tax Expense

     The increase in income tax expense for the three months ended March 31, 2007 of $248,000 (12%) was attributable to the $574,000 (11%) increase in net income before income tax expense. The decrease in income tax expense for the twelve months ended March 31, 2007 of $369,000 (11%) was attributable to the decrease in net income before income tax expense of $756,000 (9%). In addition, the effective income tax rate decreased due to a reduction in the Kentucky corporate income tax rate.






Basic and Diluted Earnings Per Common Share

     For the three, nine and twelve months ended March 31, 2007 and 2006, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment Plan and Stock Purchase Plan.

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



     We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our bank line of credit was $3,804,000, $7,046,000 and $12,670,000 on March 31, 2007, June 30, 2006 and March 31, 2006,
respectively. The weighted average interest rate on our bank line of credit was 6.32%, 6.13%, and 5.64% on March 31, 2007, June 30, 2006 and March 31, 2006,
respectively. Based on the amount of our outstanding bank line of credit on March 31, 2007, June 30, 2006 and March 31, 2006, a one percent (one hundred basis points) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $38,000, $70,000 and $127,000, respectively.


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

     During the quarter ended March 31, 2007, we implemented a new fixed asset/work order accounting system. The implementation of this system represents a material change in internal controls over financial reporting. Although we do not believe that our fixed asset/work order accounting system had any significant deficiencies or material weaknesses, we expect the implementation of the new system will enhance our internal control over financial reporting. As part of the system implementation we have reviewed the controls affected by the new system and have made the appropriate changes in our internal controls.






     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) during the fiscal quarter ended March 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.






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


                                      DELTA NATURAL GAS COMPANY, INC.
                                      (Registrant)

                                      /s/Glenn R. Jennings
                                      --------------------------
DATE:  May 8, 2007                    Glenn R. Jennings
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Duly Authorized Officer)




                                      /s/John B. Brown
                                      ------------------------
                                      John B. Brown
                                      Vice President - Controller and
                                      Assistant Secretary and Acting
                                      Chief Financial Officer
                                      (Principal Accounting and
                                      Principal Financial Officer)







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





     Date: May 8, 2007





    /s/Glenn R. Jennings
    -------------------------
    Glenn R. Jennings
    Chairman of the Board, President and
    Chief Executive Officer





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








  Date:  May 8, 2007



  /s/John B. Brown
  -----------------------
  John B. Brown
  Vice President - Controller
  And Assistant Secretary and
  Acting Chief Financial Officer





                                                            EXHIBIT 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.







 May 8, 2007



 /s/Glenn R. Jennings
 ----------------------------
 Glenn R. Jennings
 Chairman of the Board, President and
 Chief Executive Officer




                                                                EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Delta Natural Gas Company, Inc. on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Brown, Vice-President - Controller and Assistant Secretary and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.






 May 8, 2007



 /s/John B. Brown
 -------------------------
 John B. Brown
 Vice-President - Controller
 and Assistant Secretary and
 Acting Chief Financial Officer