Form 10-K
period 2007-06-30
DELTA NATURAL GAS CO INC
filed 2007-08-29
CIK 277375

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2007.

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

           Securities registered pursuant to Section 12(b) of the Act:
          Title of Each Class Name of Each Exchange on Which Registered

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes |X| No [ ]

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).          Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal
quarter.        $81,927,306

As of August 15, 2007, Delta Natural Gas Company, Inc. had outstanding 3,277,729 shares of common stock $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2007, is incorporated by reference in Part III of this Report.

================================================================================




                                TABLE OF CONTENTS
                                                                  Page Number
PART I
         Item 1.     Business                                           2


         Item 1A.    Risk Factors                                       8

         Item 1B.    Unresolved Staff Comments                          9

         Item 2.     Properties                                        10

         Item 3.     Legal Proceedings                                 10

         Item 4.     Submission of Matters to a Vote of
                     Security Holders                                  10

PART II
         Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                     Equity Securities                                 11

         Item 6.     Selected Financial Data                           13

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operation      14

         Item 7A.    Quantitative and Qualitative Disclosures
                     About Market Risk                                 22

         Item 8.     Financial Statements and Supplementary Data       23

         Item 9.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure            23

         Item 9A.    Controls and Procedures                           23

         Item 9B.    Other Information                                 26

PART III
         Item 10.    Directors, Executive Officers and Corporate
                     Governance of the Registrant                      26

         Item 11.    Executive Compensation                            26

         Item 12.    Security Ownership of Certain Beneficial
                     Owners and Management and Related
                     Stockholder Matters                               26

         Item 13.    Certain Relationships and Related Transactions,
                     and Director Independence                         26

         Item 14.    Principal Accountant Fees and Services            26

PART IV
         Item 15.    Exhibits and Financial Statement Schedules        27

Signatures                                                             29










                                     PART I

Item 1.  Business


General

     We sell and distribute or transport natural gas to approximately 39,000 customers. Our distribution system is located in central and southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market and we also transport natural gas on behalf of local producers and customers not on our distribution system. We produce a relatively small amount of natural gas from our southeastern Kentucky wells and own and operate an underground storage field.

     We seek to provide dependable, high-quality service to our customers while steadily enhancing value for our shareholders. Our efforts have been focused on developing a balance of regulated and non-regulated businesses to contribute to our earnings by profitably producing, selling and transporting gas in our service territory.

     We strive to achieve operational excellence through economical, reliable service and our emphasis on responsiveness to customers. We continue to invest in facilities for the transmission, distribution and storage of natural gas. We believe that our responsiveness to customers and the dependability of the service we provide afford us additional opportunities for growth. While we seek those opportunities, our strategy will continue a conservative approach that seeks to minimize our exposure to market risk arising from fluctuations in the prices of gas.

     We operate through two segments, a regulated segment and a non-regulated segment. See Note 14 of the Notes to Consolidated Financial Statements for a discussion of these segments. Through our regulated segment, we sell and distribute natural gas to our retail customers in 23 predominantly rural counties. In addition, our regulated segment transports gas to industrial customers on our system who purchase gas in the open market. Our regulated segment also transports gas on behalf of local producers and other customers not on our distribution system. Our results of operations and financial condition have been strengthened by regulatory developments in recent years, including a $2,756,000 revenue increase from our 2004 rate case, a weather normalization provision, which has reduced fluctuations in our earnings due to variations in weather, and a gas cost recovery clause, which mitigates market risk arising from fluctuations in the price of gas.

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

     During the past several years, we have experienced reduced margins in our regulated retail sales business due to customer conservation. During 2007, this continued due to customers switching to alternate energy sources. Some of the communities we serve continue to expand, resulting in growth opportunities for us. Industrial parks have been developed in our service areas, which could result in additional growth in industrial customers as well.

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


Gas Supply

     We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2007, we purchased approximately 99% of our natural gas from interstate sources.

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

     Our agreement with Atmos Energy Marketing for the Tennessee Gas Pipeline supplied service areas is for a term that expires on April 30, 2008, and shall continue year to year thereafter unless cancelled by either party by written notice at least sixty (60) days prior to the annual anniversary date of the agreement. Our agreement with Atmos, under which we purchase the natural gas transported for us by Columbia Gas and Columbia Gulf, became effective May 1, 2003. The term for the Atmos supply for our Columbia Gas contract expires on April 30, 2008, and shall continue year to year thereafter unless cancelled by either party by written notice at least sixty (60) days prior to the annual anniversary date of the agreement.

     We also purchase additional interstate natural gas from Atmos, as needed, in addition to our commodity requirements agreements with Atmos. This spot gas purchasing arrangement is pursuant to an agreement with Atmos containing an "evergreen" clause which permits either party to terminate the agreement by providing not less than sixty (60) days written notice. Delta's purchases from Atmos under this spot purchase agreement are generally month-to-month. However, Delta does have the option of forward-pricing gas for one or more months for the upcoming winter season. The price of gas under this agreement is based on current market prices, determined in a similar manner as under the commodity requirements contract with Atmos, with an agreed-to fixed price adjustment per million British Thermal Units purchased. In our fiscal year ended June 30, 2007, approximately 43% of Delta's gas supply was purchased under our agreements with Atmos.

     Delta purchases gas from M & B Gas Services, Inc. for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices. Our agreement with M & B may be terminated upon 30 days prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2007, approximately 56% of Delta's gas supply was purchased under our agreement with M & B.

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

     Our agreements with Tennessee Gas Pipeline extend through 2008 and thereafter automatically renew for subsequent five-year terms unless terminated by one of the parties. Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet ("Mcf") per day for us. During fiscal 2007, Tennessee transported a total of 1,012,000 Mcf for us under these contracts. Annually, approximately 26% of Delta's supply requirements flow through Tennessee to our points of receipt under our transportation agreements with Tennessee. We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's production area storage fields and its market area storage fields, and we reserve the right to withdraw up to fixed daily volumes. These gas storage agreements terminate on the same schedule as our transportation agreements with Tennessee.

     Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2007 Columbia Gas and Columbia Gulf transported for us a total of 659,000 Mcf, or approximately 17% of Delta's supply requirements, under all of our agreements with them. All of our transport agreements with Columbia Gas and Columbia Gulf extend through 2008 and thereafter continue on a year-to-year basis until terminated by one of the parties.

     Columbia Gulf also transported additional volumes under agreements it has with M & B to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field, as discussed below. The amounts transported and sold to us under the agreement between Columbia Gulf and this gas marketer for fiscal 2007 constituted approximately 56% of Delta's gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

     We have no direct agreement with Texas Eastern. However, Atmos Energy Marketing has an arrangement with Texas Eastern to transport the gas to us that we purchase from that marketer, to supply our customers' requirements in specific geographic areas. Consequently, Texas Eastern transports a small percentage of our interstate gas supply. In our fiscal year ended June 30, 2007, Texas Eastern transported approximately 16,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.




Kentucky Gas Supply

     We have an agreement with Chesapeake Appalachia LLC to purchase natural gas through October 31, 2007, and thereafter it will renew on a year-to-year basis unless terminated by one of the parties. We purchased 44,000 Mcf from Chesapeake during fiscal 2007. The price for the gas we purchase from Chesapeake is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platt's Inside FERC's Gas Market Report, plus a fixed adjustment per million British Thermal units of gas purchased. Chesapeake delivers this gas to our customers directly from its own pipelines.

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

     We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our retail gas and transportation services. Through these general rate cases, we are able to adjust the sales prices of our retail gas we sell or transport for our customers.

     On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service Commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,642,000, an increase of 9.3%. The test year for the case was the twelve months ended December 31, 2006. The increased rates were requested to become effective May 20, 2007.

     This rate case requests a return on common equity of 12.1%. The request allocates a component of the requested increase to the monthly customer charge, thus helping to de-couple our revenues from volumes of gas sold. It also seeks a new Conservation/Efficiency Program Cost Recovery tariff to help promote conservation and the efficient use of natural gas by our residential customers. Additionally, we proposed an Experimental Customer Rate Stabilization Mechanism to help provide in the future for stable and equitable rates to customers by adjusting rates annually without customers having to pay for frequent and costly rate cases.

     The Kentucky Public Service Commission suspended the implementation of the proposed new rates until October 20, 2007, during which time our filing will be reviewed and the reasonableness of the proposed rates will be considered. A public hearing has been set for October 3, 2007 for the purpose of cross-examination of witnesses. Although management is of the opinion that its request is reasonable, it is unable to predict the outcome of the proceeding.

     The Kentucky Public Service Commission has also approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred. Additionally, we have a weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, which allows us to adjust our rates to residential and small non-residential customers to reflect variations from thirty year average weather for our December through April billing cycles. These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

     In addition to regulation by the Kentucky Public Service Commission, we may obtain non-exclusive franchises from the cities in which we operate authorizing us to place our facilities in the streets and public grounds. No utility may obtain a franchise until it has obtained approval from the Kentucky Public Service Commission to bid on such franchise. We hold franchises in five of the cities we serve, and we continue to operate under the conditions of expired franchises in four other cities we serve. In the other cities and areas we serve, either our franchises have expired, the areas served do not have governmental organizations authorized to grant franchises or the city governments do not require a franchise. We attempt to acquire or reacquire franchises whenever feasible.

     Without a franchise, a city could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city. To date, the absence of a franchise has caused no adverse effect on our operations.


Capital Expenditures

     Capital expenditures during 2007 were $8.1 million and for 2008 are estimated to be $5.7 million. Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.


Financing

     Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term line of credit. The current available line of credit is $40 million, of which $4.2 million had been borrowed at June 30, 2007.

     Present plans are to utilize the short-term line of credit to help meet planned capital expenditures and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.


Employees

     On June 30, 2007, we had 157 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.


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




Consolidated Statistics

For the Years Ended June 30,                             2007          2006         2005          2004          2003

Average Retail Customers Served
   Residential                                         31,941        32,601       33,284        33,570        33,757
   Commercial                                           5,128         5,154        5,241         5,298         5,290
   Industrial                                              59            59           60            61            63

      Total                                            37,128        37,814       38,585        38,929        39,110

Operating Revenues ($000)
   Residential sales                                   28,648        35,240       29,172        28,737        26,749
   Commercial sales                                    19,339        24,081       18,029        18,719        16,916
   Industrial sales                                     1,676         2,356        1,744         1,731         1,607
      Total regulated sales (a)                        49,663        61,677       48,945        49,187        45,272

   On-system transportation                             4,258         4,371        4,312         3,854         3,873
   Off-system transportation                            2,979         2,543        2,099         2,104         1,560
   Non-regulated sales                                 44,669        51,904       31,971        27,091        20,611
   Other                                                  242           250          211           205           195
   Eliminations for intersegment                       (3,643)       (3,498)      (3,357)       (3,247)       (3,131)


      Total                                            98,168       117,247       84,181        79,194       68,380

System Throughput (Million Cu. Ft.)
   Residential sales                                    1,801         1,764        2,018         2,202         2,416
   Commercial sales                                     1,345         1,313        1,381         1,529         1,627
   Industrial sales                                       136           146          158           164           181
      Total regulated sales (a)                         3,282         3,223        3,557         3,895         4,224

   On-system transportation                             5,161         5,322        5,273         5,166         5,299
   Off-system transportation                            9,774         8,789        7,194         7,190         5,396
   Non-regulated sales                                  4,921         4,398        3,924         3,958         3,591
   Eliminations for intersegment                       (4,822)       (4,313)      (3,831)       (3,918)       (3,523)

      Total                                            18,316        17,419       16,117        16,291        14,987

Average Annual Consumption Per
  Average Residential Customer
  (Thousand Cu. Ft.)                                       56            54           61            66            72

Lexington, Kentucky Degree Days
   Actual                                               4,419         4,309        4,293         4,493         4,914
   Percent of 30 year average                              95            92           92            96           106

(a) 2005 regulated sales includes a $1,246,000 non-recurring increase in revenues due to the recording of 58,000 Mcf of unbilled sales at June 30, 2005.




Item 1A.   Risk Factors

     The risk factors below should be carefully considered.

     WEATHER CONDITIONS MAY CAUSE OUR REVENUES TO VARY FROM YEAR TO YEAR. Our revenues vary from year to year, depending on weather conditions. We estimate that approximately 75% of our annual gas sales are temperature sensitive. As a result, mild winter temperatures can cause a decrease in the amount of gas we sell in any year, which would reduce our revenues and profits. Our weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, only partially mitigates this risk. We adjust our rates to residential and small non-residential customers to reflect variations from thirty-year average weather for our December through April billing cycles.

     CHANGES IN FEDERAL REGULATIONS COULD REDUCE THE AVAILABILITY OR INCREASE THE COST OF OUR INTERSTATE GAS SUPPLY. We purchase almost all of our gas supply from interstate sources. For example, in our fiscal year ended June 30, 2007, approximately 99% of our gas supply was purchased from interstate sources. The Federal Energy Regulatory Commission regulates the transmission of the natural gas we receive from interstate sources, and it could increase our transportation costs or decrease our available pipeline capacity by changing its regulatory policies in a manner that could increase transportation rates or reduce pipeline or storage capacity available to us.

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

     WE FACE REGULATORY UNCERTAINTY AT THE STATE LEVEL. We are regulated by the Kentucky Public Service Commission. Our regulated segment generates a significant portion of our income from operations. We face the risk that the Kentucky Public Service Commission may fail to grant us adequate and timely rate increases or may take other actions that would cause a reduction in our income from operations, such as limiting our ability to pass on to our customers our increased costs of natural gas. Such regulatory actions would decrease our revenues and our profitability.

     VOLATILITY IN THE PRICE OF NATURAL GAS COULD REDUCE OUR PROFITS. Significant increases in the price of natural gas will likely cause our regulated retail customers to continue to conserve or switch to alternate sources of energy. Any decrease in the volume of gas we sell that is caused by such actions will reduce our revenues and profits. Higher prices also make it more difficult to add new customers. Significant decreases in the price of natural gas will likely cause our non-regulated segment margins to decrease.

     WE DO NOT GENERATE SUFFICIENT CASH FLOWS TO MEET ALL OUR CASH NEEDS. Historically, we have made large capital expenditures in order to maintain, expand and upgrade our distribution and transmission system. As a result, we have funded a portion of our cash needs through borrowing and by offering new securities into the market. For example, by a combination of increasing our borrowings under our short-term line of credit and sales of securities through our dividend reinvestment plan and other offerings, we generated cash in the amount of $1,764,000 in fiscal 2006 and $1,987,000 in fiscal 2005. In fiscal 2007 cash provided by operating was sufficient to meet our financing needs and were able to make a net repayment on our short-term line of credit in the amount of $2,856,000. Although cash needs vary from year to year, our dependence on external sources of financing creates the risks that our profits could decrease as a result of high capital costs and that lenders could impose onerous and unfavorable terms on us as a condition to granting us loans. We also have the risk that we may not be able to secure external sources of cash necessary to fund our operations.

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

Our bank line of credit restricts us from:

o    merging with another entity,

o selling a material portion of our assets other than in the ordinary course of business,

o issuing stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, and

o having any person hold more than twenty percent (20%) of our outstanding shares of common stock,

without bank approval or repaying the bank line of credit.

Our 7.00% Debentures and 5.75% Insured Quarterly Notes restrict us from:

o preventing us from assuming additional mortgage indebtedness in excess of $5,000,000,

o paying dividends on our common stock unless our consolidated shareholders' equity minus the value of our intangible assets exceed $25,800,000.

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

     Through our wholly-owned subsidiary, Enpro, we produce natural gas as part of the non-regulated segment of our business.

     Enpro owns interests in oil and natural gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 3.1 million Mcf. Also, Enpro owns the natural gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others and are currently being developed. We have performed no reserve studies on these properties. Enpro produced a total of 183,000 Mcf of natural gas during fiscal 2007 from all the properties described in this paragraph.

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

     No matter was submitted during the fourth quarter of 2007.





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

     Our common stock is traded on the NASDAQ Global Market and trades under the symbol "DGAS". There were 1,908 record holders of our common stock as of August 15, 2007. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ Global Market and the cash dividends declared per share.

                                   Range of Stock
                                     Prices ($)               Dividends
                                High           Low          Per Share ($)

Quarter

Fiscal 2007
First                           25.50         24.11            .305
Second                          25.60         24.50            .305
Third                           25.48         24.30            .305
Fourth                          26.08         23.89            .305

Fiscal 2006
First                           30.00         25.56            .30
Second                          28.42         23.60            .30
Third                           26.75         24.80            .30
Fourth                          26.82         24.22            .30


     The closing sale prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

     In July, 2004, we distributed 4,826 shares of our common stock to our employees under our Employee Stock Purchase Plan (see Note 5(c) of the Notes to Consolidated Financial Statements). We received cash consideration for one half of those shares of $59,000, while one-half of the shares were provided to our employees without cash consideration as a part of our compensation and benefits for our employees. We discontinued our Employee Stock Purchase Plan after the July, 2004 distribution.

     We offered and sold our securities through our Employee Stock Purchase Plan pursuant to the exemption from registration provided by Rule 147 under the Securities Act of 1933. This exemption was available since we are incorporated and doing business in Kentucky, and all our eligible employees are residents of Kentucky. Our Employee Stock Purchase Plan was authorized by our Board of Directors but was not required to be submitted to our shareholders for approval.

     No underwriters were engaged in connection with any of the foregoing transactions, and thus no underwriter discounts or commissions were paid in connection with any of the foregoing.


Comparison of Five-Year Cumulative Total Shareholder Return

     The following graph sets forth a comparison of five year cumulative total shareholder return (equal to dividends plus stock price appreciation) among our common shares, the Standard & Poor's 500 Stock Index, the Dow Jones Utilities Index and the Stifel, Nicolaus & Company, Incorporated Natural Gas Distribution Industry Index ("Industry Index") during the past five fiscal years. Information reflected on the graph assumes an investment of $100 on June 30, 2002 in each of our common shares, the Standard & Poor's Stock Index, the Dow Jones Utilities Index and the Industry Index. The Industry Index consists of six natural gas distribution companies chosen by Stifel, Nicolaus & Company, Incorporated. We are one of the companies included in the Industry Index. Cumulative total return assumes quarterly reinvestment of dividends. The total shareholder returns shown are not necessarily indicative of future returns.

     We presented the Industry Index in 2007 as we also presented this index in 2006. We also presented the Standard & Poor's 500 Stock Index and the Dow Jones Utilities Index for 2007, and we plan to present only these two indexes in subsequent years as they are published or line-of-business indexes.





                                                2002         2003          2004         2005         2006         2007

Delta                                          100.0         114.3         126.5        138.2        137.1       152.3

Standard & Poor's 500 Stock Index              100.0         100.3         119.4        127.0        137.9       166.3

Dow Jones Utilities Index                      100.0          96.1         110.5        159.2        176.5       219.1

Industry Index                                 100.0         114.0         128.2        149.4        164.1       192.7






Item 6.    Selected Financial Data

For the Years Ended June 30,                    2007             2006             2005              2004             2003

Summary of Operations ($)

   Operating revenues (a)                   98,168,391       117,247,144       84,181,233        79,193,614      68,380,263

   Operating income (a)                     12,968,043        12,757,507       12,490,127        10,532,904      10,939,723

   Net income (a)                            5,298,347         5,024,635        4,998,619         3,838,059       3,850,607

   Basic and diluted earnings
      per common share (a)                        1.62              1.55             1.55              1.20            1.46

   Dividends declared
     per common share                             1.22              1.20             1.18              1.18            1.18

Weighted Average Number of
Common Shares Outstanding
(Basic and Diluted)                          3,265,800         3,242,223        3,216,668         3,185,158       2,641,829

Total Assets ($)                           160,400,950       155,554,125      144,762,217       138,372,129     133,287,316

Capitalization ($)

   Common shareholders'
      equity (b)                            54,428,471        52,609,724       50,799,454        48,830,161      45,892,597

   Long-term debt  (b)                      58,625,000        58,790,000       52,707,000        53,049,000      53,373,000

      Total capitalization                 113,053,471       111,399,724      103,506,454       101,879,161      99,265,597

Short-Term Debt ($)(b)(c)                    5,389,918         8,246,434        7,609,122         6,388,180       2,681,099

Other Items ($)

   Capital expenditures                      8,082,918         7,781,396        5,338,356         8,959,153       8,839,091

   Total plant, before accumulated
        depreciation                       187,148,032       182,155,110      174,711,253       170,337,427     163,745,044


(a) We recorded 58,000 Mcf of unbilled sales at June 30, 2005, resulting in non-recurring increases of $1,246,000 in operating revenues, $617,000 in operating income, $379,000 in net income and $.12 in basic and diluted earnings per common share for fiscal 2005.

(b) During April, 2006, we issued $40,000,000 aggregate principal amount of 5.75% Insured Quarterly Notes due 2021. The net proceeds of the offering were $37,671,000. We used the net proceeds to redeem $23,700,000 and $10,200,000 aggregate principal amount of our 7.15% Debentures due 2018 and 6 5/8% Debentures due 2023, respectively. The remaining net proceeds of $3,830,000 were used to pay down our bank line of credit.

(c)  Includes current portion of long-term debt.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2007 and Future Outlook

Overview

     The following is a discussion of the segments in which we compete, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2007. Our Company has two segments:
(i) a regulated natural gas distribution,  transmission and storage segment, and
(ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production.

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

     Earnings per share increased between 2007 and 2006 ($.07 per share) due to increased sales volumes in our non-regulated segment and increased retail sales and transportation volumes in our regulated segment, despite a decline in the number of regulated customers.

Future Outlook

     In 2008 and beyond, our success will depend, in part, on our ability to maintain a reasonable rate of return in our regulated segment in light of higher gas prices and the resultant conservation by our customers and additional loss of customers switching to alternate energy sources. We filed for a general rate increase with the Kentucky Public Service Commission on April 20, 2007 to recover in rates our increased operating costs and a reasonable return on invested capital. This filing included the current usage patterns of our customers, and thus addressed the impacts of margin reductions experienced due to customer conservation as well as the loss of customers. We expect our non-regulated segment to continue to contribute to consolidated net income in 2008 as in recent years based on contracts currently in place. Future profitability of the non-regulated segment, though, is dependent on the business plans of a few large customers and the market prices of natural gas, which are both out of our control. If natural gas prices continue to decrease considerably, we expect to experience a corresponding decrease in our non-regulated segment margins.


Liquidity and Capital Resources

Sources and Uses of Cash

     Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, deferred income taxes and changes in working capital.

     Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable decreased to $4,190,000 at June 30, 2007, compared with $7,046,000 at June 30, 2006. The $2,856,000 decrease is attributable to increased internal cash flow. We generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $8,083,000, $7,781,000 and $5,338,000 during the fiscal years ended 2007, 2006 and 2005, respectively. We finance the balance of our capital expenditures on an interim basis through our bank line of credit. We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

     Long-term debt decreased to $58,625,000 at June 30, 2007, compared with $58,790,000 at June 30, 2006. This $165,000 decrease resulted from provisions in the Debentures and Insured Quarterly Notes allowing limited redemptions to be made to certain holders or their beneficiaries.

     Cash and cash equivalents increased to $188,000 at June 30, 2007 compared with $150,000 at June 30, 2006. This $38,000 increase in cash and cash equivalents for the year ended June 30, 2007 is compared with the $22,000 increase and $41,000 decrease in cash and cash equivalents for the years ended June 30, 2006 and June 30, 2005, respectively, as shown in the following table:

($000)
                                                     2007       2006      2005

Provided by operating activities                   14,486      6,423     7,372
Used in investing activities                       (7,936)    (7,577)   (5,263)
Provided by (used in) financing activities         (6,512)     1,177    (2,150)

Increase (decrease) in cash and cash equivalents       38         23       (41)

     For the year ended June 30, 2007, cash provided by operating activities increased $8,063,000 as compared to 2006. The increase is attributable to a $24,909,000 decrease in cash paid for gas, partially offset by a decrease in cash received from customers in the amount of $16,052,000, both of which are a result of decreased sales volumes and cost of gas over the same time period (see related discussion in Results of Operations).

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

     For the year ended June 30, 2007, cash used in financing activities increased $7,689,000. The increase is attributable to increased net repayments on the bank line of credit in the amount of $3,944,000. An additional $3,480,000 was provided by financing activities in 2006 from the refinancing of the 7.15% and 6 5/8% Debentures. In 2007, there were no borrowings of long-term debt.

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

Cash Requirements

     Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2008 to be $5.7 million. The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2007:

                                                          Payments Due by Period

   ($000)                            2008       2009-2010       2011-2012      After 2012          Total

   Interest payments (a)         $   4,295     $   7,588        $   7,400       $  36,100        $  55,383
   Long-term debt (b)                1,200         2,400            2,400          53,825           59,825
   Pension contributions (c)         1,500         2,000            2,000           6,970           12,470
   Total contractual             $   6,995     $  11,988        $  11,800       $  96,895        $ 127,678
       obligations

(a) Our long-term debt, notes payable and customers' deposits all require interest payments. Interest payments are projected based on fiscal 2007 interest payments until the underlying debt matures. Interest on notes payable represents interest payments expected on the bank line of credit which extends through October 31, 2007.

(b) See Note 9 of the Notes to Consolidated Financial Statements for a description of this debt. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date. Our long-term debt does not have any sinking fund requirements.

(c) Represents currently projected contributions to the defined benefit plan through 2017, as calculated by our actuary.

     All of our contracts to purchase gas are requirements based contracts and we do not have a minimum purchase obligation under these contracts. Additionally, all of our operating leases are year to year and cancelable at our option.

     See Note 12 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Sufficiency of Future Cash Flows

     To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit is $40,000,000, of which $4,190,000 was borrowed at June 30, 2007 and classified as notes payable on the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and extends through October 31, 2007. We are in the process of extending this bank line of credit through October 31, 2009.

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

     This rate case requests a return on common equity of 12.1%. The request allocates a component of the requested increase to the monthly customer charge, thus helping to de-couple our revenues from volumes of gas sold. It also seeks a new Conservation/Efficiency Program Cost Recovery tariff to help promote conservation and the efficient use of natural gas by our residential customers. Additionally, we proposed an Experimental Customer Rate Stabilization Mechanism to help provide in the future for stable and equitable rates to customers by adjusting rates annually without customers having to pay for frequent and costly rate cases.

     The Kentucky Public Service Commission suspended the implementation of the proposed new rates until October 20, 2007, during which time our filing will be reviewed and the reasonableness of the proposed rates will be considered. A public hearing has been set for October 3, 2007 for the purpose of cross-examination of witnesses. Although management is of the opinion that its request is reasonable, it is unable to predict the outcome of the proceeding.


Critical Accounting Policies and Estimates

     Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the use of assumptions and estimates regarding future events, including the likelihood of success of particular investments or initiatives, estimates of future prices or rates, legal and regulatory challenges, and anticipated recovery of costs. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were reasonably uncertain at the time the accounting estimate was made, and (2) changes in the estimate are reasonably likely to occur from period to period.

     These critical accounting estimates should be read in conjunction with the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data". We have other accounting policies that we consider to be significant; however, these policies do not meet the definition of critical accounting estimates, because they generally do not require us to make estimates or judgments that are particularly difficult or subjective.

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

     Changes in pension obligations associated with the above factors may not be immediately recognized as pension costs on the income statement, but may be deferred and amortized in the future over the average remaining service period of active plan participants. For the years ended June 30, 2007, 2006 and 2005, we recorded pension costs for our defined benefit pension plan of $567,000, $717,000 and $556,000, respectively.

     Our pension plan assets are principally comprised of equity and fixed income investments. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

     In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on pension plan assets was 8 percent for 2007 and was based on our targeted asset allocation assumption of approximately 65 percent equity investments and approximately 35 percent fixed income investments. Our approximately 65 percent equity investment target includes allocations to domestic, international, and emerging markets. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and
periodically   rebalance  our   investments   to  our  targeted   allocation  as
appropriate.

     We calculate the expected return on assets in our determination of pension costs based on the market value of assets at the measurement date. Using the market value recognizes investment gains or losses in the year in which they occur.

     Based on an assumed long-term rate of return of 7 percent, discount rate of
5.8 percent, and various other assumptions, we estimate that our pension costs associated with our defined benefits pension plan will increase from $567,000 in 2007 to $670,000 in 2008. Modifying the expected long-term rate of return on our pension plan assets by .25 percent would change pension costs for 2008 by approximately $35,000. Increasing the discount rate assumption by .25 percent would decrease pension costs by approximately $24,000. Decreasing the discount rate assumption by .25 percent would increase pension costs by approximately $23,000.

Accumulated Provisions for Doubtful Accounts

     We encounter risks associated with the collection of our accounts receivable. As such, we record a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, we primarily utilize our historical experience related to accounts written-off. Quarterly, at a minimum, we review the reserve for reasonableness based on the level of revenue and the aging of the receivable balance. The underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the Consolidated Income Statements and working capital. The actual weather, commodity prices and other internal and external economic conditions, such as the mix of the customer base between residential, commercial and industrial, may vary significantly from our assumptions and may impact operating income.

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

Asset Retirement Obligations

     We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, during fiscal year 2003 and the primary impact was to change the method of accruing for gas well plugging and abandonment costs. We adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations as of June 30, 2006 and recorded asset retirement obligations required pursuant to Federal regulations related to the retirement of our service lines and mains, although the timing of such retirements is uncertain. These pronouncements require that the fair value of our retirement obligations be recorded at the time the obligations are incurred. These pronouncements do not require the recognition of asset retirement obligations with indeterminate useful lives. Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability. Over time the liabilities are accreted for the change in their present value, through charges to depreciation, and the initial capitalized costs are depreciated over the useful lives of the related assets. For asset retirement obligations attributable to assets of our regulated operations, the depreciation and accretion are deferred as a regulatory asset. We must use judgment to identify all appropriate asset retirement obligations. The underlying assumptions used for the value of the retirement obligation and related capitalized costs can change from period to period. These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk-free interest rate. Our asset retirement obligations are discussed in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

     Significant management judgment is generally required during the process of adopting new accounting pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these pronouncements.


Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report contain forward-looking statements that relate to future events or our future performance. We have attempted to identify these statements by using words such as "estimates", "attempts", "expects", "monitors", "plans", "anticipates", "intends", "continues", "strives" ,"seeks", "will rely", "believes" and similar expressions.

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

o    our production, storage, gathering and transportation activities,

o    acquisition of service franchises from local governments,

o    pension fund costs and management,

o    our contractual obligations and cash requirements,

o management of our gas supply and risks due to potential fluctuation in the price of natural gas,

o    our revenues, income, margins and profitability,

o    our efforts to purchase and transport local produced natural gas,

o    recovery of regulatory assets,

o    regulatory and legislative matters, and

o    dividends.

     Our forward-looking statements are not guarantees of future performance and are based upon currently available competitive, financial and economic data along with our operating plans.




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


Results of Operations

Gross Margins

     Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses. Therefore, throughout the following Results of Operations, we refer to "gross margin". With respect to our regulated and non-regulated segments, gross margin refers to operating revenues less purchased gas, which can be derived directly from our Consolidated Statements of Income. Operating Income as presented on the Consolidated Statements of Income is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States
(GAAP). "Gross margin" is a "non-GAAP financial measure", as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

     Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for the impact of forward contracts.

     In the following table we set forth variations in our gross margins for the last two fiscal years compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the consolidated statements of income.




                                                   2007 compared  2006 compared
($000)                                                   to 2006        to 2005

Increase (decrease) in regulated
       Gross margins                                        333          (1,555)
       On-system transportation                            (112)             58
       Off-system transportation                            436             445
       Other                                               (155)           (103)

           Total                                            502          (1,155)

Increase in non-regulated
       Gross margins                                        615           1,384
       Other                                                 16              12

           Total                                            631           1,396

Increase (decrease) in consolidated gross margins         1,133             241

Percentage increase (decrease) in regulated volumes
       Gas sales                                            1.8            (9.4)
       On-system transportation                            (3.0)            0.9
       Off-system transportation                           11.2            22.2

Percentage increase (decrease) in non-regulated
   gas sales volumes                                       11.9            12.1


     Heating degree days were 95% of normal thirty year average temperatures for fiscal 2007, as compared with 92% of normal temperatures for 2006 and 92% of normal for 2005. A "heating degree day" results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

     Gross margins increased $1,133,000 (4%) in 2007 due to an increase in non-regulated gross margins of $631,000 and a $502,000 increase in regulated gross margins.

     The $631,000 (7%) increase in non-regulated gross margins in 2007 is primarily attributable to a 523,000 Mcf (12%) increase in volumes sold.

     The $502,000 (2%) increase in regulated gross margins in 2007, is primarily attributable to a 985,000 Mcf increase in off-system transportation volumes (11%) and the 3% colder weather in 2007. These increases were offset by a 2% decrease in the number of regulated retail customers.

     Gross margins increased $241,000 (14%) in 2006 due to an increase in non-regulated gross margins of $1,396,000 offset by a $1,155,000 decrease in regulated gross margins.

     The $1,396,000 (19%) increase in non-regulated gross margins on sales in 2006 reflected a 12% increase in non-regulated gas sales volumes and higher natural gas prices during the period.

     Of the $1,155,000 (5%) decrease in regulated gross margins in 2006, $617,000 is non-recurring, relating to the initial recording in 2005 of unbilled regulated margins on 58,000 Mcf of unbilled regulated volumes as discussed in
Note 1 of the Notes to Consolidated Financial Statements. Decreases of approximately $362,000 and $406,000 in regulated gross margins are attributable to a 2% decrease in the number of regulated retail customers and reduced usage due to customer conservation, respectively. These decreases in regulated retail sales were offset by a $503,000 increase in transportation revenues primarily due to increased volumes transported for gas producers.




Depreciation

     The $494,000 (12%) increase in depreciation expenses for 2007 is primarily due to an increase in depreciable plant resulting from capital expenditures of $8,083,000 for the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Other Interest

     The decrease in other interest for 2007 of $169,000 (23%) was a result of decreased borrowings on our bank line of credit.

     The increase in other interest for 2006 of $315,000 (75%) was a result of increased borrowings and increased interest rates.

Basic and Diluted Earnings Per Common Share

     For the fiscal years ended June 30, 2007, 2006 and 2005, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding.

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

     We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balance on our bank line of credit was $4,190,000 and $7,046,000 on June 30, 2007 and 2006, respectively. The weighted average interest rate on our bank line of credit was 6.32% and 6.13% as of June 30, 2007 and 2006, respectively. Based on the amount of our outstanding bank line of credit on June 30, 2007 and 2006, a one percent (one hundred basis points) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $42,000 and $70,000, respectively.



Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                    PAGE

Report of Independent Registered Public Accounting Firm                      30

Consolidated Statements of Income for the years ended
June 30, 2007, 2006 and 2005                                                 31

Consolidated Statements of Cash Flows for the years ended
June 30, 2007,  2006 and 2005                                                32

Consolidated Balance Sheets as of June 30, 2007 and 2006                     34

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2007, 2006 and 2005                             36

Consolidated Statements of Capitalization as of June 30, 2007
and 2006                                                                     37

Notes to Consolidated Financial Statements                                   38

Schedule II - Valuation and Qualifying Accounts for the
years ended June 30, 2007, 2006 and 2005                                     52

Schedules other than those listed above are omitted because they are not required, are not applicable or the required information is shown in the financial statements or notes thereto.


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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.





     Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2007.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. That report immediately follows:



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the internal control over financial reporting of Delta Natural Gas Company, Inc. (the "Company") as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.


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


In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended June 30, 2007 of the Company and our report dated August 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of new accounting standards in 2006 and 2007.




DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 28, 2007





Item 9B.  Other Information

         None.



                                    PART III

Item 10.  Directors,   Executive  Officers  and  Corporate   Governance  of  the
     Registrant

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
                           Attn:  John B. Brown
                           3617 Lexington Road
                           Winchester, KY  40391
                           (859) 744-6171

     The Audit Committee of our Board of Directors is an "audit committee" for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934.

     The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting.


Item 11. Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
     Independence


Item 14. Principal Accountant Fees and Services

     Registrant intends to file a definitive proxy statement with the Commission pursuant to Regulation 14A (17 CFR 240.14a) no later than 120 days after the close of the fiscal year. In accordance with General Instruction G(3) to Form 10-K, the information called for by Items 10 (except for the language above in Item 10 in this report), 11, 12, 13 and 14 is incorporated herein by reference to the definitive proxy statement. The Report on Executive Compensation included in the Company's definitive proxy statement shall not be deemed incorporated herein by reference.





                                     PART IV


Item 15.   Exhibits and Financial Statement Schedules

(a)  -  Financial Statements, Schedules and Exhibits

     (1)  -  Financial Statements
              See Index at Item 8

     (2)  -  Financial Statement Schedules
              See Index at Item 8

     (3)  -  Exhibits

     Exhibit No.

3(i) Registrant's Amended and Restated Articles of Incorporation.

3(ii) Registrant's Amended and Restated By-Laws.

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

10(a) Employment agreements between Registrant and four officers, those being John B. Brown, Johnny L. Caudill, Alan L. Heath and Glenn R. Jennings, are incorporated herein by reference to Exhibit 10(k) to Registrant's Form 10-Q (File No. 000-08788) for the period ended March 31, 2000.

10(b) Supplemental retirement benefit agreement and trust agreement between Registrant and Glenn R. Jennings is incorporated herein by reference to
     Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated February 25, 2005.

10(c) Gas Sales Agreement,  dated May 1, 2005, by and between the Registrant and
     Atmos Energy Marketing, L.L.C is filed herewith.

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

10(p) Agreement to transport  natural gas between  Registrant and Nami Resources
     Company L.L.C. is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated March 23, 2005.

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








                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2007.

                           DELTA NATURAL GAS COMPANY, INC.

                           By:  /s/Glenn R. Jennings
                                   Glenn R. Jennings, Chairman of the Board,
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)  Principal Executive Officer:

/s/Glenn R. Jennings        Chairman of the Board, President     August 29, 2007
  (Glenn R. Jennings)       and Chief Executive Officer

(ii)   Principal Financial Officer and
       Principal Accounting Officer:

 /s/John B. Brown           Chief Financial Officer,             August 29, 2007
 (John B. Brown)            Treasurer and Secretary

(iii)    A Majority of the Board of Directors:

 /s/Donald R. Crowe         Director                             August 29, 2007
   (Donald R. Crowe)


 /s/Lanny D. Greer          Director                             August 29, 2007
   (Lanny D. Greer)


 /s/Billy Joe Hall          Director                             August 29, 2007
  (Billy Joe Hall)


 /s/Michael J. Kistner      Director                             August 29, 2007
  (Michael J. Kistner)


 /s/Lewis N. Melton         Director                             August 29, 2007
  (Lewis N. Melton)


 /s/Arthur E. Walker, Jr.   Director                             August 29, 2007
  (Arthur E. Walker, Jr.)


 /s/Michael R. Whitley      Director                             August 29, 2007
  (Michael R. Whitley)





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:


We have audited the accompanying consolidated balance sheets and statements of capitalization of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


As discussed in Note 2 to the consolidated financial statements, effective June 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."


As discussed in Note 5 to the consolidated financial statements in 2007 the Company changed its method of accounting for its defined benefit pension plan as a result of adopting Statement of Financial Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans".


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 28, 2007








Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Income

For the Years Ended June 30,                             2007               2006                2005

Operating Revenues                                 $  98,168,391      $ 117,247,144       $  84,181,233

Operating Expenses
   Purchased gas                                   $  66,060,368      $  86,271,854       $  53,446,986
   Operation and maintenance                          12,584,607         12,293,652          12,305,023
   Depreciation                                        4,697,639          4,203,711           4,249,506
   Taxes other than income  taxes                      1,857,734          1,720,420           1,689,591
      Total operating expenses                     $  85,200,348      $ 104,489,637       $  71,691,106

Operating Income                                   $  12,968,043      $  12,757,507       $  12,490,127

Other Income and Deductions, Net                   $     134,265      $     227,636       $     112,737

Interest Charges
   Interest on long-term debt                      $   3,694,389      $   3,968,993       $   3,809,693
   Other interest                                        565,790            735,082             419,568
   Amortization of debt expense                          387,082            273,533             236,184
      Total interest charges                       $   4,647,261      $   4,977,608       $   4,465,445


Income Before Income Taxes                         $   8,455,047      $   8,007,535       $   8,137,419

Income Tax Expense                                 $   3,156,700      $   2,982,900       $   3,138,800

Net Income                                         $   5,298,347      $   5,024,635       $   4,998,619

Basic and Diluted Earnings Per Common Share        $        1.62      $        1.55       $        1.55

Weighted Average Number of Common Shares
Outstanding (Basic and Diluted)                        3,265,800          3,242,223           3,216,668

Dividends Declared Per Common Share                $        1.22      $        1.20       $        1.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended June 30,                                       2007                2006               2005

Cash Flows From Operating Activities
     Net income                                               $  5,298,347        $  5,024,635       $  4,998,619

   Adjustments to reconcile net income to net
          cash from operating activities
      Depreciation and amortization                              5,157,922           4,550,444          4,534,490
      Deferred income taxes and investment
          tax credits                                            2,345,300           1,814,475          2,570,789
      Other - net                                                 (205,827)            (73,869)           (36,409)


   (Increase) decrease in assets
      Accounts receivable                                        1,746,732          (1,374,334)        (1,778,187)
      Gas in storage                                              (475,801)         (2,172,326)        (1,444,575)
      Deferred gas cost                                         (1,116,773)            819,453         (1,123,236)
      Materials and supplies                                       (87,859)            103,365           (176,329)
      Prepayments                                                 (897,682)           (525,634)           197,311
      Other assets                                                (197,887)           (772,733)          (638,613)

   Increase (decrease) in  liabilities
      Accounts payable                                           3,835,813            (668,039)           141,223
      Accrued taxes                                             (1,061,563)           (226,523)            88,241
      Other current liabilities                                    148,901             (66,759)           (19,211)
      Other liabilities                                             (3,717)             (9,107)            58,323

         Net cash provided by operating activities            $ 14,485,906        $  6,423,048       $  7,372,436

Cash Flows From Investing Activities
   Capital expenditures                                       $ (8,082,918)       $ (7,781,396)      $ (5,338,356)
   Proceeds from sale of property, plant and equipment             146,810             204,372             75,000

         Net cash used in investing activities                $ (7,936,108)       $ (7,577,024)      $ (5,263,356)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,                                        2007                 2006                 2005

Cash Flows From Financing Activities
   Dividends on common stock                                   $ (3,983,909)       $  (3,890,800)       $  (3,795,823)
   Issuance of common stock, net                                    504,309              676,435              766,497
   Long-term debt issuance expense                                  (10,970)          (2,329,393)                  --
   Issuance of long-term debt                                            --           40,000,000                   --
   Repayment of long-term debt                                     (165,000)         (34,367,000)            (342,000)
   Issuance of notes payable                                     51,518,605           92,710,796           62,907,306
   Repayment of notes payable                                   (54,375,121)         (91,623,484)         (61,686,364)

         Net cash (used in) provided by financing              $ (6,512,086)       $   1,176,554        $  (2,150,384)
         activities

Net Increase (Decrease)  in Cash and
   Cash Equivalents                                            $     37,712        $      22,578        $     (41,304)

Cash and Cash Equivalents,
   Beginning of Year                                                150,108              127,530              168,834

Cash and Cash Equivalents,
   End of Year                                                  $   187,820        $     150,108        $     127,530

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
   Interest                                                     $ 4,232,155        $   4,766,191        $   4,230,667
   Income taxes (net of refunds)                                  1,763,518            1,922,348              184,279

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

As of June 30,                                                                   2007                    2006

Assets

   Current Assets
      Cash and cash equivalents                                         $       187,820        $       150,108
      Accounts receivable, less accumulated provision for
         doubtful accounts of $300,000 and $520,000 in
         2007 and 2006, respectively                                          7,389,993              7,855,949
      Gas in storage, at average cost                                        11,841,791             11,365,990
      Deferred gas costs (Note 1 and 13)                                      2,941,826              1,827,078
      Materials and supplies, at average cost                                   559,087                429,712
      Prepayments                                                             2,629,682              1,837,228

         Total current assets                                           $    25,550,199        $    23,466,065

   Property, Plant and Equipment                                        $   187,148,032        $   182,155,110
      Less - Accumulated provision for depreciation                         (64,879,205)           (61,765,836)

         Net property, plant and equipment                              $   122,268,827        $   120,389,274

   Other Assets
      Cash surrender value of officers' life
        insurance (face amount of $1,134,087)                           $       425,609        $       401,032
      Note receivable from officer (Note 7)                                          --                 62,000
      Prepaid pension cost (Note 5)                                             951,571              3,954,141
      Regulatory assets (Note 1)                                              8,220,590              4,191,116
      Unamortized debt expense and other (Notes 1 and 9)                      2,984,154              3,090,497

         Total other assets                                             $    12,581,924        $    11,698,786

            Total assets                                                $   160,400,950        $   155,554,125


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (continued)

As of June 30,                                                           2007                2006

Liabilities and Shareholders' Equity

   Current Liabilities
      Accounts payable                                            $   10,299,066      $    6,375,882
      Notes payable (Note 8)                                           4,189,918           7,046,434
      Current portion of long-term debt (Notes 9 and 10)               1,200,000           1,200,000
      Accrued taxes                                                      973,651           1,207,742
      Customers' deposits                                                482,446             444,955
      Accrued interest on debt                                           865,871             837,847
      Accrued vacation                                                   702,521             693,123
      Deferred income taxes                                            1,273,000             701,000
      Other liabilities                                                  459,651             387,630

           Total current liabilities                              $   20,446,124      $   18,894,613

   Long-term debt (Notes 9 and 10)                                $   58,625,000      $   58,790,000

   Deferred Credits and Other
      Deferred income taxes                                       $   22,467,900      $   20,679,500
      Investment tax credits                                             213,600             250,600
      Regulatory liabilities (Note 1)                                  2,503,256           2,576,203
      Asset retirement obligations and other (Note 3)                  1,716,599           1,753,485

           Total deferred credits and other                       $   26,901,355      $   25,259,788

  Commitments and Contingencies (Note 12)

             Total liabilities                                    $  105,972,479      $  102,944,401

  Common Shareholders' Equity
      Common shares ($1.00 par value)                             $    3,277,106      $    3,256,043
      Premium on common shares                                        43,508,979          43,025,733
      Retained earnings                                                7,642,386           6,327,948

             Total common shareholders' equity                    $   54,428,471      $   52,609,724

             Total liabilities and common shareholders' equity    $  160,400,950      $  155,554,125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




    Delta Natural Gas Company, Inc. and Subsidiary Companies

    Consolidated Statements of Changes in Shareholders' Equity


    For the Years Ended June 30,                                       2007                2006                2005

    Common Shares
       Balance, beginning of year                                $    3,256,043      $    3,229,988      $    3,200,715
          Dividend reinvestment and stock
            purchase plan, $1.00 par value of  21,063,
            26,055 and 24,447 shares issued in 2007,
            2006 and 2005, respectively                                  21,063              26,055              24,447
          Employee stock purchase plan and
            other, $1.00 par value of 4,826
            shares issued in 2005                                            --                  --               4,826

       Balance, end of year                                      $    3,277,106      $    3,256,043      $    3,229,988

    Premium on Common Shares
       Balance, beginning of year                                $   43,025,733      $   42,375,353      $   41,638,129
          Dividend reinvestment and stock
            purchase plan                                               483,246             650,380             624,489
          Employee stock purchase plan and
            other
                                                                             --                  --             112,735

       Balance, end of year                                      $   43,508,979      $   43,025,733      $   42,375,353

    Retained Earnings
       Balance, beginning of year                                $    6,327,948      $    5,194,113      $    3,991,317
          Net income                                                  5,298,347           5,024,635           4,998,619
          Cash dividends declared on common
             shares (See Consolidated
             Statements of Income for rates)                         (3,983,909)         (3,890,800)         (3,795,823)

       Balance, end of year                                      $    7,642,386      $    6,327,948      $    5,194,113


    Common Shareholders' Equity
        Balance, beginning of year                               $   52,609,724      $   50,799,454      $   48,830,161
           Net income                                                 5,298,347           5,024,635           4,998,619
           Issuance of common stock                                     504,309             676,435             766,497
           Dividends on common stock                                 (3,983,909)         (3,890,800)         (3,795,823)

        Balance, end of year                                     $   54,428,471      $   52,609,724      $   50,799,454

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






Delta Natural Gas Company, Inc. and Subsidiary Companies

Consolidated Statements of Capitalization

As of June 30,                                        2007             2006

Common Shareholders' Equity
   Common shares, par value $1.00 per share
     (Notes 5 and 6)
     Authorized 20,000,000 shares
     Issued and outstanding 3,277,106
     and 3,256,043 shares in 2007
     and 2006, respectively                   $    3,277,106    $    3,256,043
   Premium on common shares                       43,508,979        43,025,733
   Retained earnings (Note 9)                      7,642,386         6,327,948

      Total common shareholders' equity       $   54,428,471    $   52,609,724


Long-Term Debt (Notes 9 and 10)
   Insured Quarterly Notes, 5.75% due 2021    $   39,845,000    $   40,000,000
   Debentures, 7.0%, due 2023                     19,980,000        19,990,000

      Total debt                              $   59,825,000    $   59,990,000

   Less amounts due within one year,
     included in current liabilities              (1,200,000)       (1,200,000)

      Total long-term debt                    $   58,625,000    $   58,790,000

         Total capitalization                 $  113,053,471    $  111,399,724


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.








DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     (a) Principles of Consolidation Delta Natural Gas Company, Inc. ("Delta" or "the Company") sells and distributes or transports natural gas to approximately 39,000 customers. Our distribution system is located in central and southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system and we own and operate an underground storage field. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

     (b) Cash Equivalents For the purposes of the Consolidated Statements of Cash Flows, all temporary cash investments with a maturity of three months or less at the date of purchase are considered cash equivalents.

     (c) Property, Plant and Equipment Property, plant and equipment is stated at original cost, which includes materials, labor, labor related costs and an allocation of general and administrative costs. Construction work in progress has been included in the rate base for determining customer rates, and therefore an allowance for funds used during construction has not been recorded. The cost of regulated plant retired or disposed of in the normal course of business is deducted from plant accounts and such cost, plus removal expense, less salvage value, is charged to the accumulated provision for depreciation.

     (d) Depreciation We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.7%, 2.5%, and 2.6% of average depreciable plant for 2007, 2006 and 2005, respectively.

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

     (g) Revenue Recognition We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each cycle meter reading to the month-end is unbilled. Prior to November, 2004, in accordance with the ratemaking treatment followed by the Kentucky Public Service Commission, we recorded regulated revenues and gas costs on a billed basis for both financial reporting and regulatory purposes. In connection with receiving a rate order in October, 2004, we began estimating regulated unbilled revenues and gas costs as of the end of the month and reflecting those amounts in our financial statements.




         Unbilled revenues and gas costs include the following:

               (000)                                 2007                 2006

               Unbilled revenues ($)                1,058                1,188
               Unbilled gas costs ($)                 497                  594
               Unbilled volumes (Mcf)                  48                   50

     Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated
Balance Sheets. Reflecting the sales of these unbilled volumes in the accompanying Consolidated Financial Statements beginning in November, 2004 resulted in a non-recurring increase to operating income of $617,000 and net income of $379,000 for the year ended June 30, 2005.

     (h) Excise Taxes Certain excise taxes levied by state or local governments are collected by Delta from our customers. These taxes are accounted for on a net basis and therefore are not included as revenues in the accompanying Consolidated Statements of Income.

     (i) Revenues and Customer Receivables We serve 39,000 customers in central and southeastern Kentucky. Revenues and customer receivables arise primarily from sales of natural gas to customers and from transportation services for others. Provisions for doubtful accounts are recorded to reflect the expected net realizable value of accounts receivable. Customer accounts are charged off when deemed to be uncollectible or when turned over to a collection agency to pursue.

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

 ($000)

 Regulatory assets                                    2007            2006

 Current Assets
    Deferred gas costs                               2,942           1,827

 Other Assets
    Loss on extinguishment of debt                   2,729           2,920
    Asset retirement costs                           1,249           1,126
    Accrued pension                                  3,935              --
    Rate case expenses                                 307             145
        Total other assets                           8,220           4,191

        Total regulatory assets                     11,162           6,018

 Regulatory liabilities

    Accrued cost of removal on long-lived assets       785             880
    Regulatory liability for deferred income taxes   1,718           1,696
        Total regulatory liabilities                 2,503           2,576

     Deferred gas costs are presented every three months to the Kentucky Public Service Commission for recovery in accordance with the gas cost recovery rate mechanism. We are currently earning a return on loss on extinguishment of debt. Asset retirement costs are recovered through customer rates as they are included in our depreciation rates. Pension expenses and rate case expenses are recovered through customer rates as allowed operating expenses.

     (l) Impairment of Long-Lived Assets We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. In the opinion of management, our long-lived assets are appropriately valued in the accompanying consolidated financial statements.

     (m) Derivatives We purchase and sell natural gas. Certain of our gas purchase and sale contracts qualify as a derivative under Statement of Financial Accounting Standards No. 133, entitled Accounting for Derivative Instruments and Hedging Activities. All such contracts have been designated as normal purchases and sales and as such are accounted for under the accrual basis and are not recorded at fair value in the accompanying consolidated financial statements.

     (n) Reclassifications Certain amounts from prior years have been reclassified to conform to the current year presentation. During the first quarter of fiscal 2007, we changed the presentation of our Consolidated Statements of Income and Consolidated Balance Sheets from the method prescribed by the FERC Uniform System of Accounts to be comparable to other publicly traded utilities. This reclassification resulted in moving income taxes from Operating Expenses and Other Income and Deductions, Net and aggregating them into a single amount which represents income taxes. Additionally, the Consolidated Balance Sheets were organized to present items in order of liquidity. These changes did not impact previously reported revenue, net income or earnings per share and are considered immaterial to the overall presentation of our consolidated financial statements.


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

     We have not entered into any share-based payment transactions, therefore, the adoption of Statement of Financial Accounting Standards No. 123(R), entitled Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107, entitled Share-Based Payment, had no impact on us.

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

     In September, 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires employers who sponsor defined benefit plans to recognize the funded status of the plan and gains and losses not previously recognized in net periodic benefit cost in the sponsor's financial statements in fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer's fiscal year in fiscal years beginning after December 15, 2007. Statement No. 71 provides guidance to regulated utilities for deferring costs that would otherwise be charged to expense or equity by non-regulated enterprises. In applying the provisions of this statement to the requirements of Statement No. 158, we recorded a regulatory asset representing the adjustment to the pension asset in recognizing the funded status of the plan. This adjustment would have been represented in Accumulated Other Comprehensive Income without the application of Statement No. 71. The adoption of Statement No. 158 recognition and disclosure provisions resulted in an increase in regulatory assets of $3,935,000 offset by a decrease in prepaid pension cost of $3,935,000. The adoption of Statement No. 158 did not have any impact on our consolidated results of operations or cash flows. (See Note 5)

     In  September  2006,  the  Financial   Accounting  Standards  Board  issued
Statement No. 157, entitled Fair Value Measures and in February 2007, issued Statement No. 159, entitled The Fair Value Option for Financial Assets and Financial Liabilities. Both statements are effective for fiscal years beginning after November 15, 2007. The statements define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. We do not expect these statements, which shall be effective for our 2009 fiscal year, to have a material impact on our results of operations or statement of position.


(3)   Asset Retirement Obligations

Legal obligations

     As required by Financial Accounting Standards Statement No. 143, entitled Accounting for Asset Retirement Obligations, as of June 30, 2007 and 2006, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain gas wells, storage tanks, mains and services.

     As of June 30, 2006, we adopted the Financial Accounting Standards Board Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations. Upon adoption of the Interpretation, we recorded asset retirement obligations in the amount of $1,349,000, as discussed in Note 2 of the Notes to Consolidated Financial Statements.


     The following is a summary of our asset retirement obligations and related assets, (net of accumulated depreciation), reflected in the accompanying Consolidated Balance Sheets under the captions Asset Retirement Obligations and Other, and Property, Plant and Equipment, respectively:

                                         Asset Retirement              Net
($000)                                     Obligations                Assets

As of June 30, 2005                             214                     52
   FIN 47 adoption                            1,349                    223
   Accretion                                     14                     --
   Depreciation                                  --                     (2)
   Additional obligations                         1                      1
As of June 30, 2006                           1,578                    274
   Accretion                                    120                     --
   Depreciation                                  --                    (10)
   Change in obligations                       (232)                  (232)

As of June 30, 2007                           1,466                     32

Non-legal obligations

     In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely even though such costs do not represent legal obligations, under Statement No. 143. In accordance with the provisions of Statement of Financial Accounting Standards No. 71, entitled Accounting for the Effects of Certain Types of Regulation, we have recorded approximately $785,000 and $880,000 of such accrued cost of removal as regulatory liabilities on the accompanying Consolidated Balance Sheets as of June 30, 2007 and 2006, respectively.


(4)   Income Taxes

     We provide for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial reporting purposes, differences in recognition of purchased gas costs and certain accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties. We utilize the asset and liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities be computed using tax rates that will be in effect when the book and tax temporary differences reverse. Deferred income tax balances at June 30, 2007 reflect a 1% decrease in the state of Kentucky corporate income tax rate. Changes in tax rates applied to accumulated deferred income taxes are not immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the regulatory obligation to refund these excess deferred taxes through customer rates. The current portion of net accumulated deferred income tax liability is shown as Current Liabilities and the long-term portion is included in Deferred Credits and Other on the accompanying Consolidated Balance Sheets. The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:





                                                              2007        2006
($000)

Deferred Tax Liabilities
    Accelerated depreciation                                 21,036      19,913
    Deferred gas costs                                        1,116         705
    Pension                                                     921       2,064
    Debt issuance expense                                     1,036       1,110
    Regulatory assets - asset retirement obligations            474         428
    Regulatory assets - unrecognized pension costs            1,494          --
    Other                                                       448         344

       Total                                                 26,525      24,564

Deferred Tax Assets
    Alternative minimum tax credits                             753       1,004
    Regulatory liabilities                                      950         979
    Investment tax credits                                       81          95
    Asset retirement obligations                                494         536
    Other                                                       506         570

        Total                                                 2,784       3,184

         Net accumulated deferred income tax liability       23,741      21,380


     The components of the income tax provision are comprised of the following for the years ended June 30:

($000)
                                           2007             2006            2005
Components of Income Tax Expense
    Current
       Federal                              494              813             341
       State                                213              256             164
          Total                             707            1,069             505
    Deferred                              2,450            1,914           2,634
          Income tax expense              3,157            2,983           3,139


     Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:
                                                  2007       2006        2005

Statutory federal income tax rate                 34.0%       34.0%      34.0%
State income taxes, net of federal benefit         4.6         4.6        5.3
Amortization of investment tax credits            (0.5)       (0.5)      (0.5)
Other differences, net                            (0.8)       (0.8)      (0.3)

     Effective income tax rate                    37.3%       37.3%      38.5%


(5)  Employee Benefit Plans

     (a) Defined Benefit Retirement Plan We have a trusteed, noncontributory, defined benefit pension plan covering all eligible employees. Retirement income is based on the number of years of service and annual rates of compensation. The Company makes annual contributions equal to the amounts necessary to fund the plan adequately.

     We adopted the disclosure and recognition provisions of Statement No. 158 effective June 30, 2007. The following table describes the total incremental effect of the adoption of Statement No. 158 on individual line items on the June 30, 2007 consolidated balance sheet. This statement requires employers who sponsor defined benefit plans to recognize the funded status of a defined benefit pension plan on the statement of financial position and to recognize through comprehensive income the changes in the funded status in the year in which the changes occur. Statement No. 71, provides that regulated entities can defer recoverable costs that would otherwise be charged to expense or equity by non-regulated entities. Current rate recovery in Kentucky is based on Statement No. 87 which was amended by Statement No. 158. Regulators have been clear and consistent with their historical treatment of such rate recovery; therefore, we have recorded a regulatory asset representing the probable recovery of the portion of the change in funded status of the defined benefit plan that is expected to be recovered through future rates. The regulatory asset will be adjusted annually as prior service cost and actuarial losses are recognized in net periodic benefit cost.

                                                      Before          After
                                                   Application     Application
                                                   of Statement    of Statement
($000)                               Adjustments      No. 158         No. 158

Prepaid pension cost                    4,887         (3,935)           952
Regulatory assets - accrued pension        --          3,935          3,935

     Our obligations and the funded status of our plan, measured at March 31, are as follows:




($000)                                                      2007          2006

Change in Benefit Obligation
    Benefit obligation at beginning of year               12,696        12,087
    Service cost                                             715           780
    Interest cost                                            700           697
    Actuarial gain (loss)                                    202          (295)
    Benefits paid                                         (1,036)         (573)
    Benefit obligation at end of year                     13,277        12,696

Change in Plan Assets
    Fair value of plan assets at beginning of year        13,067        11,301
    Actual return on plan assets                             698           839
    Employer contributions                                 1,500         1,500
    Benefits paid                                         (1,036)         (573)
    Fair value of plan assets at end of year              14,229        13,067

Recognized Amounts
    Projected benefit obligation                         (13,277)      (12,696)
    Plan assets at fair value                             14,229        13,067
    Funded status                                            952           371

Unrecognized net actuarial loss                               --(a)      4,609

Unrecognized prior service cost                               --(a      (1,026)


Net amount recognized as prepaid benefit costs in the
  statement of financial position                            952         3,954

(a) Upon adoption of Statement No. 158, unrecognized amounts are recognized as a regulatory asset and the funded status of the plan is equal to the amount recognized as prepaid pension costs on the 2007 Consolidated Balance Sheet.


Items Not Yet Recognized as a Component of Net Periodic
Benefit Costs
    Prior service cost                                      (940)       (1,026)
    Net loss                                               4,875         4,609
        Total                                              3,935         3,583

Amounts Recognized as a Regulatory Asset                   3,935            --

Accumulated Benefit Obligation                            12,191        11,848




($000)                                              2007      2006       2005

Components of  Net Periodic Benefit Cost
    Service cost                                    715        780       715
    Interest cost                                   700        697       612
    Expected return on plan assets                 (995)      (931)     (863)
    Amortization of unrecognized net loss           233        257       178
    Amortization of prior service cost              (86)       (86)      (86)
         Net periodic benefit cost                  567        717       556

Weighted-Average % Assumptions Used to
Determine Benefit Obligations
    Discount rate                                  5.80       5.80      5.80
    Rate of compensation increase                  4.00       4.00      4.00

Weighted-Average % Assumptions Used to
Determine Net Periodic Benefit Cost
    Discount rate                                  5.80       5.80      6.00
    Expected long-term return on plan assets       8.00       8.00      8.00
    Rate of compensation increase                  4.00       4.00      4.00


     Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 60 percent equity investments and approximately 40 percent fixed income investments.


Plan Assets

     Our pension plan weighted-average asset allocations as of the plan's measurement date (March 31) by asset category are as follows:

                                         2007                 2006

        Equity securities                 59%                  54%
        Debt securities                   37                   34
        Other                              4                   12
                                         100%                 100%

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

     We expect to contribute $1,500,000 to the pension plan in 2008.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($000)

         2008                                $    855
         2009                                     927
         2010                                     520
         2011                                     920
         2012                                     603
         2013 - 2017                            8,645

     The  Statement  of  Financial   Accounting   Standards  No.  106,  entitled
Employers' Accounting  for  Postretirement   Benefits,  and  the  Statement  of
Financial Accounting Standards No. 112, entitled Employers' Accounting for Postemployment Benefits, do not affect us as we do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

     (b) Employee Savings Plan We have an Employee Savings Plan ("Savings Plan") under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. The Company matches 100% of the employee's contribution up to a maximum company contribution of 3.5% of the employee's annual compensation. For 2007, 2006, and 2005, Delta's Savings Plan expense was $256,000, $240,000 and $234,000, respectively.

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

     (d) Supplemental Retirement Agreement On February 24, 2005, Delta's Board of Directors adopted a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta's Chairman of the Board, President and Chief Executive Officer. Delta will contribute $60,000 annually into an irrevocable trust until Mr. Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. As of June 30, 2007 and 2006, the irrevocable trust assets are $203,000 and $124,000, respectively. These amounts are included in Unamortized Debt Expense and Other on the accompanying Consolidated Balance Sheets. Liabilities, in corresponding amounts, are included in Asset Retirement Obligations and Other on the accompanying Consolidated Balance Sheets.


(6)  Dividend Reinvestment and Stock Purchase Plan

     Our Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan") provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 21,063, 26,055, and 24,447 shares in 2007, 2006 and 2005, respectively. We registered 200,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2007 there were 174,751 shares available for issuance.


(7)  Note Receivable From Officer

     Our note receivable from an officer on the accompanying 2006 Consolidated Balance Sheet relates to a $160,000 loan made to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. The outstanding balance on this loan was $62,000 as of June 30, 2006. We forgave $2,000 of the principal amount for each month of service Mr. Jennings completed through June 30, 2007. Mr. Jennings made monthly interest payments on the note based on an annual interest rate of 6%. We forgave the remaining balance of the note effective June 30, 2007.




(8)  Notes Payable

     The current available bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $4,190,000 and $7,046,000 were borrowed having a weighted average interest rate of 6.32% and 6.13% as of June 30, 2007 and 2006, respectively. The maximum amount borrowed during 2007 and 2006 was $18,975,000 and $33,833,000, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus 1% on the used bank line of credit. Effective August 12, 2005 the annual cost of the unused bank line of credit was changed from .30% to .125% and the bank line of credit was extended through October 31, 2007. We are in the process of extending this bank line of credit through October 31, 2009, and this extension will reduce the interest rate on October 31, 2007 to the London Interbank Offered Rate plus ..75%.


 (9)  Long-Term Debt

     In April, 2006, we issued $40,000,000 of 5.75% Insured Quarterly Notes that mature in April, 2021. Redemption of up to $25,000 annually will be made on behalf of deceased holders, up to an aggregate of $800,000 annually for all deceased beneficial owners. The 5.75% Insured Quarterly Notes can be redeemed by us beginning in April, 2009 with no premium.

     In February, 2003 we issued $20,000,000 of 7.00% Debentures that mature in February, 2023. Redemption of up to $25,000 annually will be made on behalf of individual deceased holders, up to an aggregate of $400,000 annually for all deceased beneficial owners. The 7.00% Debentures can be redeemed by us at a 2% premium, such premium declining ratably until it ceases in February, 2009.

     In May, 2006, we redeemed $23,672,000 aggregate principal amount of 7.15% Debentures due 2018.

     In May, 2006, we redeemed $10,169,000 aggregate principal amount of 6 5/8% Debentures due 2023.

     We amortize debt issuance expenses over the life of the related debt on a straight-line basis, which approximates the effective yield method. At June 30, 2007 and 2006, the unamortized balance was $5,511,000 and $5,887,000, respectively. Loss on extinguishment of debt of $2,730,000 and $2,920,000 included in the above has been deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

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




(10)  Fair Values of Financial Instruments

     The fair value of our long-term debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt at June 30, 2007 and 2006 was estimated to be $57,457,000 and $56,389,000, respectively. The carrying amounts in the accompanying consolidated financial statements as of June 30, 2007 and 2006 are $59,825,000 and $59,990,000,
respectively.

     The  carrying  amount of our other  financial  instruments  including  cash
equivalents,   accounts  receivable,   notes  receivable  and  accounts  payable
approximate their fair value.


(11)  Operating Leases

     We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $78,000, $88,000 and $88,000 for the three years ending June 30, 2007, 2006 and 2005, respectively.


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

     This rate case requests a return on common equity of 12.1%. The request allocates a component of the requested increase to the monthly customer charge, thus helping to de-couple our revenues from volumes of gas sold. It also seeks a new Conservation/Efficiency Program Cost Recovery tariff to help promote conservation and the efficient use of natural gas by our residential customers. Additionally, we proposed an Experimental Customer Rate Stabilization Mechanism to help provide in the future for stable and equitable rates to customers by adjusting rates annually without customers having to pay for frequent and costly rate cases.

     The Kentucky Public Service Commission suspended the implementation of the proposed new rates until October 20, 2007, during which time our filing will be reviewed and the reasonableness of the proposed rates will be considered. A public hearing has been set for October 3, 2007 for the purpose of cross-examination of witnesses. Although management is of the opinion that its request is reasonable, it is unable to predict the outcome of the proceeding.

     The Kentucky Public Service Commission has also approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred. Additionally, we have a weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, which allows us to adjust our rates to residential and small non-residential customers to reflect variations from thirty year average weather for our December through April billing cycles. These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

     In addition to regulation by the Kentucky Public Service Commission, we may obtain non-exclusive franchises from the cities in which we operate authorizing us to place our facilities in the streets and public grounds. No utility may obtain a franchise until it has obtained approval from the Kentucky Public Service Commission to bid on such franchise. We hold franchises in five of the cities we serve, and we continue to operate under the conditions of expired franchises in four other cities we serve. In the other cities and areas we serve, either our franchises have expired, the areas served do not have governmental organizations authorized to grant franchises or the city governments do not require a franchise. We attempt to acquire or reacquire franchises whenever feasible.

     Without a franchise, a city could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city. To date, the absence of a franchise has caused no adverse effect on our operations.


(14)  Operating Segments

     Our Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $9,843,000, $15,422,000 and $10,620,000 of non-regulated revenues during 2007, 2006 and 2005, respectively.

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



         Segment information is shown below for the periods:



($000)
                                                  2007         2006       2005
Operating Revenues
      Regulated
         External customers                      53,499       65,343     52,210
         Intersegment                             3,643        3,498      3,357
              Total regulated                    57,142       68,841     55,567
      Non-regulated
         External customers                      44,669       51,904     31,971
      Eliminations for intersegment              (3,643)      (3,498)    (3,357)
              Total operating revenues           98,168      117,247     84,181

Operating Expenses
      Regulated
         Purchased gas                           30,887       43,233     28,945
         Depreciation                             4,579        4,084      4,125
         Other                                   13,538       13,292     13,557
              Total regulated                    49,004       60,609     46,627
      Non-regulated
         Purchased gas                           35,173       43,039     24,502
         Depreciation                               119          120        125
         Other                                    4,547        4,219      3,794
              Total non-regulated                39,839       47,378     28,421
      Eliminations for intersegment              (3,643)      (3,498)    (3,357)
              Total operating expenses           85,200      104,489     71,691

Other Income and Deductions, Net
      Regulated                                     134          228         90
      Non-regulated                                  --           --         22
             Total other income and deductions      134          228        112

Interest Charges
      Regulated                                   4,501        4,991      4,493
      Non-regulated                                 146          (13)       (28)
             Total interest charges               4,647        4,978      4,465

Income Tax Expense
      Regulated                                   1,349        1,235      1,737
      Non-regulated                               1,808        1,748      1,402
              Total income tax expense            3,157        2,983      3,139



Net Income
      Regulated                                   2,422        2,234      2,800
      Non-regulated                               2,876        2,791      2,199
              Total net income                    5,298        5,025      4,999

Assets
      Regulated                                 154,029      150,541    141,841
      Non-regulated                               6,372        5,013      2,921
             Total assets                       160,401      155,554    144,762

Capital Expenditures
      Regulated                                   8,083        7,781      5,337
      Non-regulated                                  --            --         1
             Total capital expenditures           8,083        7,781      5,338




(15) Quarterly Financial Data (Unaudited)

     The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.



                                                                    Basic and
                                                                     Diluted
                                                                 Earnings (Loss)
                     Operating       Operating       Net Income    per Common
Quarter Ended         Revenues     Income (Loss)       (Loss)         Share

Fiscal 2007

September 30        $ 13,113,351   $    274,217    $   (536,745)   $   (.16)

December 31           28,434,215      5,135,224       2,380,821         .73

March 31              41,022,436      7,140,820       3,665,329        1.12

June 30               15,598,389        417,782        (211,058)       (.07)



Fiscal 2006

September 30        $ 14,224,340   $    172,497    $   (574,469)    $  (.18)

December 31           42,060,769      5,950,539       2,893,164         .89

March 31              46,535,375      6,676,509       3,339,992        1.03

June 30               14,426,660        (42,038)       (634,052)       (.19)









                                                                                                         SCHEDULE II


                                       DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE YEARS ENDED JUNE 30, 2007, 2006, and 2005


           Column A                 Column B                  Column C                    Column D         Column E
                                                              Additions                  Deductions

                                   Balance at       Charged to        Charged to       Amounts Charged
                                  Beginning of       Costs and      Other Accounts -         Off           Balance at
Description                          Period          Expenses          Recoveries          Or Paid        End of Period

Deducted From the Asset to
Which it Applies - Allowance
for doubtful accounts for the
years ended:

June 30, 2007                   $     520,000      $    272,893     $     9,824       $    502,717      $   300,000
June 30, 2006                         310,000           705,474         134,325            629,799          520,000
June 30, 2005                         300,000           467,042          74,926            531,968          310,000







                                                                                                                  EXHIBIT 12


                                          DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                                              COMPUTATION OF THE CONSOLIDATED RATIO OF EARNINGS
                                                              TO FIXED CHARGES



                                       2007             2006              2005             2004               2003

Earnings
  Net income                        $ 5,298,347      $ 5,024,635       $ 4,998,619       $3,838,059         $ 3,850,607
  Provisions for income
    taxes                             3,156,700        2,982,900         3,138,800        2,391,100           2,442,157
  Fixed charges                       4,673,261        5,006,608         4,494,445        4,424,777           4,665,030

       Total                        $13,128,308      $13,014,143       $12,631,864      $10,653,936         $10,957,794


Fixed Charges
  Interest on debt                   $4,260,179       $4,704,075       $ 4,229,261       $4,158,988         $ 4,441,037
  Amortization of debt
    expense                             387,082          273,533           236,184          236,789             193,993
  One third of rental
    expense                              26,000           29,000            29,000           29,000              30,000

       Total                         $4,673,261       $5,006,608       $ 4,494,445       $4,424,777         $ 4,665,030


Ratio of earnings to
  fixed charges                           2.81x            2.60x             2.81x            2.41x               2.35x





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






                                                                     EXHIBIT 23





            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 33-104301 of (1) our report dated August 28, 2007 relating to the financial statements and financial statement schedule of Delta Natural Gas Company, Inc. and subsidiaries (which report expressed an unqualified opinion on the Company's consolidated financial statements and financial statement schedule and included explanatory paragraphs regarding the Company's adoption of new accounting standards in 2006 and 2007 and (2) our report dated August 28, 2007 relating to the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Delta Natural Gas Company Inc. for the year ended June 30, 2007.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
August 28, 2007









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

  Date:  August 29, 2007


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

Date:    August 29, 2007


By:      /s/John B. Brown
         John B. Brown
         Chief Financial Officer, Treasurer and Secretary






                                                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glenn R. Jennings, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

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

August 29, 2007









                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Delta Natural Gas Company, Inc. on Form 10-K for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Brown, Chief Financial Officer, Treasurer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Natural Gas Company, Inc.







/s/John B. Brown
John B. Brown
Chief Financial Officer, Treasurer and Secretary

August 29, 2007