Form 10-K/A
period 2007-06-30
DELTA NATURAL GAS CO INC
filed 2007-08-30
CIK 277375

August 29, 2007





Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Gentlemen:

     We transmit herewith for filing under the Securities Exchange Act of 1934, Form 10-K/A. Exhibit 3(i), Registrant's Amended and Restated Articles of Incorporation and Exhibit 3(ii), Registrant's Amended and Restated By-Laws were inadvertently left out of the original filing on August 29, 2007.

                                   Sincerely,

                                   /s/John B. Brown

                                   John B. Brown
                                   Chief Financial Officer,
                                   Treasurer and Secretary












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

================================================================================

EXPLANATORY NOTE:

     As originally filed on August 29, 2007, the Registrant's Form 10-K inadvertently omitted Exhibit 3(i), Registrant's Amended and Restated Articles of Incorporation and Exhibit 3(ii), Registrant's Amended and Restated By-Laws. To correct that oversight, this Form 10K/A Amendment No. 1 contains the exhibits.




                                   SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2007.

                                        DELTA NATURAL GAS COMPANY, INC.

                                        By:  /s/John B. Brown

                                        John B. Brown
                                        Chief Financial Officer,
                                        Treasurer and Secretary









                                                                   Exhibit 3(i)


                           ARTICLES OF RESTATEMENT FOR
                         DELTA NATURAL GAS COMPANY, INC.


     1. The name of the corporation is Delta Natural Gas Company, Inc.

     2. The text of the restated articles of incorporation of Delta Natural Gas Company, Inc. is as follows:


                              AMENDED AND RESTATED
                          ARTICLES OF INCORPORATION OF
                         DELTA NATURAL GAS COMPANY, INC.


     ARTICLE I. The name of the Corporation shall be Delta Natural Gas Company, Inc.

     ARTICLE  II. The nature and  purposes of the  Corporation  shall be:

     (a) To construct, operate and maintain a system of mains, pipes, wires, conduits, reservoirs, pumps, and appliances for the transmission, and distribution of natural, manufactured, or mixed gas, electricity, water, and power, to residents, plants, and consumers.

     (b) To manufacture, develop, store, clean, filter, service, produce, sell, convey, distribute, transport and pipe natural, manufactured, mixed gas and gas products or appliances, electricity, electrical appliances and products, water, water plants and systems.

     (c) To generate, produce and distribute heat, light, water and power for public, private, industrial, and commercial uses and consumers and to buy, sell, trade, and deal in gas, electricity, water and the by-products thereof or any processes or appliances related thereto.

     (d) To acquire, hold, own, issue, lease, mortgage, mine, dig, sell gas and water and power rights, franchises, contracts, easements, leases, real and personal property, improvements, natural resources, wells, underground rights, patents, stocks, bonds, or other securities and evidences of indebtedness.

     (e) To do and perform all and every thing necessary, proper, and incident to the foregoing, it being provided that the specific enumeration of the foregoing powers shall not exclude the right and power of the Corporation to do and perform any other acts as may be incident to the carrying out of the said enumerated powers.

          ARTICLE III. The Corporation shall have perpetual existence unless sooner dissolved in accordance with law.

          ARTICLE IV. The principal office of the Corporation shall be located at 3617 Lexington Road, Winchester, Clark County, Kentucky 40391, and the name of the registered agent of the Corporation at such office shall be John F. Hall.

          ARTICLE V. The capital stock of the Corporation shall consist of TWENTY MILLION (20,000,000) shares of voting Common Stock with a par value of ONE DOLLAR ($1.00) per share; THREE HUNDRED TWELVE THOUSAND FIVE HUNDRED (312,500) shares of Preferred Stock with a par value of TEN DOLLARS ($10.00) per share.

          Except to the extent permitted by this ARTICLE V all Preferred Stock shall have identical rights.

          The shares of Preferred Stock may be divided into and issued in series. One series hereby specifically authorized to be issued is the Ten Percent Series, and the following terms shall be applicable to the Ten Percent Series;

          (1) The Ten Percent Series shall be entitled to receive dividends in cash at the rate of ten percent (10%) per annum, payable when and as declared from the earned surplus of the Corporation before any dividends are payable on common stock. The dividends on the Ten Percent Series shall be cumulative and the holders of the Ten Percent Series shall not be entitled to participate in the surplus or net profits of the corporation in excess of the rate herein specified.

          (2) The Ten Percent Series shall be subject to call or redemption in whole or in part at any semi-annual or annual date, at such time and in such manner as the Board of Directors may determine, upon payment to the holders of said Ten Percent Series of the par value thereof plus any accumulated or unpaid dividends thereon, and in the event the Board of Directors shall determine to redeem only a part of said Ten Percent Series the shares to be redeemed shall be determined by law in accordance with regulations promulgated by the Board of Directors.

          (3) In the event of the liquidation or dissolution of the Corporation, either voluntarily or involuntarily, the holders of the Ten Percent Series shall be entitled to be paid in full the par value of each share of the Ten Percent Series held by them, plus any accumulated or unpaid dividends. This payment shall be made before any payments upon liquidation are made to any Common Shareholders.

          (4) The Ten Percent Series shall be nonvoting.

          In addition  to the Ten Percent  Series  which is  authorized  by this
     ARTICLE V, the Board of Directors of Delta Natural Gas Company, Inc. is hereby authorized to establish and issue other series and fix and determine the variation in rights and preferences as among all series. In determining the relative rights and preferences among series, the Board of Directors may establish variations among series as to the following relative rights and preferences:

               (1)  The rate of dividend;

               (2) Whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;

               (3) The amount payable upon shares in event of voluntary and involuntary liquidation;

               (4) Sinking fund provisions, if any, for the redemption or purchase of shares;

               (5) The terms and conditions, if any, on which shares may be converted;

               (6)  Voting rights, if any.

     ARTICLE VI. The Corporation shall commence business with capital in the amount of One Thousand ($1,000.00) Dollars.

     ARTICLE VII. The names, addresses, and number of shares of the capital stock subscribed by each of the incorporators are as follows:

     NAME                      ADDRESS                       NO.OF SHARES
Harrison D. Peet          Stanton, Kentucky                        1
V. E. Scott               Winchester,  Kentucky                    1
William Love              Louisville, Kentucky                     1


     ARTICLE VIII. (a) The affairs and business of the Corporation shall be conducted by a Board of Directors whose membership shall number not less than seven (7) members nor more than fifteen (15) members as fixed by the By-Laws of the Corporation. Such number of Directors so fixed in such By-Laws may be changed only by receiving the affirmative vote of (i) the holders of at least 80% of all the securities of the corporation then entitled to vote on such change, or (ii) a majority of the Directors in office at the time of the vote.

     (b) A Director may be removed without cause, but only upon the approval of the holders of 80% of the shares then entitled to vote at an election of Directors.

     (c) The Board of Directors shall elect as officers of the Corporation a President; one (1) or more Vice Presidents; a Secretary; one (1) or more Assistant Secretaries; a Treasurer; and one (1) or more Assistant Treasurers. Any two (2) of the offices of Vice President, Secretary, and Treasurer may be combined in one person.

     (d) The first Board of Directors shall be elected by the incorporators and subscribers by ballot at such time and place as the majority of the incorporators and subscribers may determine.

     (e) The Directors shall be divided into three classes, and each class shall be as nearly equal in number as possible. The term of office of Directors of the first class shall expire at the annual meeting of the shareholders of the Corporation to be held in 1983; the term of office of the Directors of the second class shall expire at the annual meeting of the shareholders of the Corporation to be held in 1984; and the term of office of the Directors of the third class shall expire at the annual meeting of the shareholders of the Corporation to be held in 1985. At each annual meeting of the shareholders of the Corporation beginning in 1983, a class of Directors equal to five (5) or less, as set by the Directors in accordance with the By-Laws, shall be elected to hold office until the third succeeding annual meeting.

     (f) The Board of Directors shall make such rules and By-Laws governing the Corporation as are not inconsistent with the Articles of Incorporation and the laws of the Commonwealth of Kentucky subject to the power of the shareholders to change or repeal such By-Laws.

     ARTICLE IX. The private property of the stockholders shall not be subject to the payment of the debts of the Corporation.

     ARTICLE X. There shall be no preemptive rights for any shares of stock issued by the Corporation.

     ARTICLE XI. Subject to the provisions of law, the Board of Directors may, from time to time, make distributions to the shareholders out of capital surplus of the Corporation. Such distribution may be in the form of cash or property.


     ARTICLE XII. (a) The affirmative vote of not less than 80% of the outstanding shares of each class of securities of the Corporation entitled to vote shall be required, except as otherwise expressly provided in paragraph (b) of this Article XII, in order for any of the following actions or transactions to be effected by the Corporation or approved by the Corporation as stockholder of any subsidiary of the Corporation, if, as of the vote thereon or consent thereto, any Prior Holder (as hereinafter defined) owns or controls, directly or indirectly, 10% or more of the outstanding shares of the Corporation entitled to vote (such Prior Holder owning such 10% shall hereinafter be referred to as "10% Prior Holder"):


     (i) any merger or consolidation of the Corporation or any of its subsidiaries with or into such 10% Prior Holder or any of the 10% Prior Holder's affiliates, subsidiaries or associates, or any merger or consolidation of the Corporation with or into any subsidiary of the Corporation, except a merger with a subsidiary of the Corporation in which the Corporation is the surviving corporation, provided that in the event the subsidiary is the surviving corporation the articles of incorporation of such subsidiary contains provisions substantially the same in substance as those in Article VIII and Article XII of these Articles of Incorporation, or

     (ii) any sale, lease, exchange or other disposition of all or any substantial part of the assets of the Corporation or any of its subsidiaries to or with such 10% Prior Holder or any affiliate, subsidiary or associate of such 10% Prior Holder, or

     (iii) any issuance or delivery of any voting securities of the Corporation or any of its subsidiaries to such 10% Prior Holder or affiliate, subsidiary or associate at such 10% Prior Holder in exchange for cash, other assets or securities or a combination thereof, or

     (iv) any dissolution of the Corporation or any of its subsidiaries, or

     (v) The amendment or repeal of Article VIII(a), Article VIII(b), Article VIII(e) or Article XII of the Corporation's Articles of Incorporation.

          (b)  The  vote of  stockholders  specified  in  paragraph  (a) of this
               Article XII shall not apply to any action or transaction described in such paragraph, if the Board of Directors of the Corporation shall have approved the action or transaction before direct or indirect ownership or control of 10% or more of the outstanding shares of stock of the Corporation entitled to vote is acquired by the 10% Prior Holder.

          (c) For the purpose of this Article XII (i) "Prior Holder" shall mean any corporation, person or entity other than the Corporation or any of its subsidiaries; (ii) a Prior Holder shall be deemed to own or control, directly or indirectly, any outstanding shares of stock of the Corporation (x) which it has the right to acquire pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise, or (y) which are owned, directly or indirectly (including shares deemed owned through application of clause (x) above), by any other corporation, person or other entity which is its subsidiary, affiliate or associate or with which it or any of its subsidiaries, affiliates or associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of stock of the Corporation (or, with or without such an agreement, arrangement or understanding, acts in concert) or (z), with regard to which the Prior Holder is the "Beneficial Owner", as defined on September 15, 1983, in Rule 13d-3 under the Securities Exchange Act of 1934; (iii) the "affirmative vote of not less than 80% of the outstanding shares of each class of securities of the Corporation entitled to vote" shall mean, in an instance where class voting is required, the approval of 80% of the shares of each class of securities of the Corporation entitled to vote on a particular question as a class and 80% of the total shares entitled to vote thereon, and, in other instances, 80% of the voting securities of the Corporation;
               (iv) "subsidiary" shall mean any corporation of which another corporation owns, directly or indirectly, 50% or more of the voting stock, an "associate" and "affiliate" shall have the same meanings as set forth in the General Rules and Regulations under the Securities Exchange Act of 1934 on September 15, 1983, and
               (v) "substantial part of the assets" shall mean assets then having a fair market value, in the aggregate, of more than $500,000.

     ARTICLE XIII. No Director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for a breech of his duties as a Director except for liability:

          (a) for any transaction in which the Director's personal financial interest is in conflict with the financial interest of the Corporation or its stockholders;

          (b) for acts or omissions not in good faith or which involve intentional misconduct or are known to the Director to be a violation of law;

          (c) for distributions made in violation of the Kentucky Revised Statutes or

          (d) for any transaction from which the Director derives an improper personal benefit.

If the Kentucky Revised Statutes are amended after approval by the stockholders of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a Director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Kentucky Revised Statutes, as so amended. Any repeal or modification of this
Article XIII by the Stockholders of the Corporation shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.

                                DELTA NATURAL GAS COMPANY, INC.


                                By:______________________________
                                Glenn R. Jennings
                                Chairman of the Board, President and
                                Chief Executive Officer

             CERTIFICATE ACCOMPANYING THE FILING OF THE AMENDED AND
            RESTATED ARTICLES OF INCORPORATION OF DELTA NATURAL GAS
                 COMPANY, INC. AS REQUIRED BY KRS 271B.10-070(4)



     (a) The Amended and Restated Articles of Incorporation of Delta Natural Gas Company, Inc., as filed hereby, contain an amendment to the articles of incorporation of Delta Natural Gas Company, Inc., that requires shareholder approval.

     (b) Pursuant to KRS 271B.10-070(4)(b), the following information is provided, as required by KRS 271B.10-060:

          1.   The name of the corporation is Delta Natural Gas Company, Inc.

          2. Article V of the Articles of Incorporation of Delta Natural Gas Company, Inc. is amended to read as follows:


                                   "ARTICLE V

     The capital stock of the Corporation shall consist of TWENTY MILLION (20,000,000) shares of voting Common Stock with a par value of ONE DOLLAR ($1.00) per share; THREE HUNDRED TWELVE THOUSAND FIVE HUNDRED (312,500) shares of Preferred Stock with a par value of TEN DOLLARS ($10.00) per share.

     Except to the extent permitted by this ARTICLE V all Preferred Stock shall have identical rights. The shares of Preferred Stock may be divided into and issued in series. One series hereby specifically authorized to be issued is the Ten Percent Series, and the following terms shall be applicable to the Ten Percent Series;

          (1) The Ten Percent Series shall be entitled to receive dividends in cash at the rate of ten percent (10%) per annum, payable when and as declared from the earned surplus of the Corporation before any dividends are payable on common stock. The dividends on the Ten Percent Series shall be cumulative and the holders of the Ten Percent Series shall not be entitled to participate in the surplus or net profits of the corporation in excess of the rate herein specified.

          (2) The Ten Percent Series shall be subject to call or redemption in whole or in part at any semi-annual or annual date, at such time and in such manner as the Board of Directors may determine, upon payment to the holders of said Ten Percent Series of the par value thereof plus any accumulated or unpaid dividends thereon, and in the event the Board of Directors shall determine to redeem only a part of said Ten Percent Series the shares to be redeemed shall be determined by law in accordance with regulations promulgated by the Board of Directors.

          (3) In the event of the liquidation or dissolution of the Corporation, either voluntarily or involuntarily, the holders of the Ten Percent Series shall be entitled to be paid in full the par value of each share of the Ten Percent Series held by them, plus any accumulated or unpaid dividends. This payment shall be made before any payments upon liquidation are made to any Common Shareholders.

          (4) The Ten Percent Series shall be nonvoting. In addition to the Ten Percent Series which is authorized by this ARTICLE V, the Board of Directors of Delta Natural Gas Company, Inc. is hereby authorized to establish and issue other series and fix and determine the variation in rights and preferences as among all series. In determining the relative rights and preferences among series, the Board of Directors may establish variations among series as to the following relative rights and preferences:

          (1)  The rate of dividend;

          (2) Whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;

          (3) The amount payable upon shares in event of voluntary and involuntary liquidation;

          (4) Sinking fund provisions, if any, for the redemption or purchase of shares;

          (5) The terms and conditions, if any, on which shares may be converted;

          (6)  Voting rights, if any."


3. The foregoing amendment provides for no exchange, reclassification or cancellation of issued shares.

4.   The amendment was adopted on November 16, 2006.

5. The amendment was adopted by the shareholders of Delta Natural Gas Company, Inc.

6.   (a)  Delta Natural Gas Company, Inc. has only common stock outstanding.
          As of the record date to vote on the amendment, three million, two hundred sixty-one thousand and thirty-two (3,261,032) shares of common stock were outstanding and entitled to vote on the amendment, and the total number of votes entitled to be cast by common stockholders as a group was three million, two hundred sixty-one thousand and thirty-two (3,261,032). Two million, nine hundred twenty-one thousand and fifty-three (2,921,053) shares of common stock (amounting to two million, nine hundred twenty-one thousand and fifty-three [2,921,053] votes) were indisputably represented at the shareholders' meeting.

     (b) The total number of undisputed votes cast for the amendment by the common stockholders as a group was two million, four hundred ninety-one thousand, seven hundred sixty-six (2,491,766). The number of votes cast for the amendment was sufficient for approval of the amendment by the common stockholders.


                                       DELTA NATURAL GAS COMPANY, INC.



                                       By:_____________________________
                                           Glenn R. Jennings
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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

     3.2 Number, Tenure and Qualifications. The number of directors of the Corporation shall be eight (8). The Board of Directors shall be divided into three (3) classes, with each class as nearly equal as possible. Each director shall hold office for the term for which he or she is elected or until his or her successor has been elected and qualified, whichever period is longer.

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

                                            THESE BY-LAWS WERE DULY ADOPTED BY
                                            THE BOARD OF DIRECTORS OF DELTA
                                            NATURAL GAS COMPANY, INC.
                                            EFFECTIVE NOVEMBER16, 2006

                                            --------------------------
                                            JOHN F. HALL, SECRETARY

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