Form 10-Q
period 2007-09-30
DELTA NATURAL GAS CO INC
filed 2007-11-06
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No. 0-8788

DELTA NATURAL GAS COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

Kentucky	61-0458329
(Incorporated in the State of)	(I.R.S. Employer Identification No.)

3617 Lexington Road, Winchester, Kentucky	40391
(Address of Principal Executive Offices)	(Zip Code)

859-744-6171

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

3,281,814 Shares of Common Stock, Par Value $1.00 Per Share, Outstanding as of September 30, 2007.

DELTA NATURAL GAS COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

OPERATING REVENUES	$12,404,170	$13,113,351	$97,459,212	$116,136,156

OPERATING EXPENSES
Purchased gas	$7,909,201	$8,562,863	$65,406,707	$84,948,283
Operation and maintenance	2,896,147	2,688,370	12,792,384	12,228,652
Depreciation and amortization	1,259,028	1,135,235	4,821,432	4,310,164
Taxes other than income taxes	442,713	452,666	1,847,781	1,789,830

Total operating expenses	$12,507,089	$12,839,134	$84,868,304	$103,276,929

OPERATING INCOME (LOSS)	$(102,919)	$274,217	$12,590,908	$12,859,227

OTHER INCOME AND DEDUCTIONS, NET	14,202	21,947	126,520	228,832

INTEREST CHARGES	1,209,062	1,174,459	4,681,865	5,027,450

NET INCOME (LOSS) BEFORE INCOME TAXES	$(1,297,779)	$(878,295)	$8,035,563	$8,060,609

INCOME TAX EXPENSE (BENEFIT)	(486,834)	(341,550)	3,011,416	2,998,250

NET INCOME (LOSS)	$(810,945)	$(536,745)	$5,024,147	$5,062,359

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(.25)	$(.16)	$1.54	$1.56

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,278,556	3,257,537	3,271,031	3,248,372

DIVIDENDS DECLARED PER COMMON SHARE	$.31	$.305	$1.225	$1.205

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,	September 30,
	2007	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$283,736	$187,820	$193,249
Accounts receivable, less accumulated provisions for doubtful accounts of $180,000, $300,000 and $295,000, respectively	8,701,983	7,389,993	7,314,764
Gas in storage, at average cost	18,185,078	11,841,791	17,363,913
Deferred gas costs	3,352,647	2,941,826	2,319,006
Materials and supplies, at average cost	565,704	559,087	428,218
Prepayments	3,575,199	2,629,682	1,395,552
Total current assets	$34,664,347	$25,550,199	$29,014,702

PROPERTY, PLANT AND EQUIPMENT	$188,349,368	$187,148,032	$182,829,629
Less-Accumulated provision for depreciation	(65,854,219)	(64,879,205)	(62,041,852)
Net property, plant and equipment	$122,495,149	$122,268,827	$120,787,777

OTHER ASSETS
Cash surrender value of officers’ life insurance	$425,609	$425,609	$401,032
Note receivable from officer	—	—	56,000
Prepaid pension cost	1,110,665	951,571	3,812,316
Regulatory assets	8,240,642	8,220,590	4,126,634
Unamortized debt expense and other	2,937,041	2,984,154	3,051,185
Total other assets	$12,713,957	$12,581,924	$11,447,167

Total assets	$169,873,453	$160,400,950	$161,249,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

	September 30,	June 30,	September 30,
	2007	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,271,806	$10,299,066	$5,986,093
Notes payable	18,589,434	4,189,918	14,572,267
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,251,885	973,651	1,219,556
Customers’ deposits	479,465	482,446	460,979
Accrued interest on debt	866,822	865,871	865,368
Accrued vacation	708,277	702,521	694,848
Deferred income taxes	956,140	1,273,000	701,000
Other liabilities	454,446	459,651	335,464
Total current liabilities	$31,778,275	$20,446,124	$26,035,575

LONG-TERM DEBT	$58,507,000	$58,625,000	$58,790,000

DEFERRED CREDITS AND OTHER
Deferred income taxes	$22,301,883	$22,467,900	$20,679,500
Investment tax credits	204,650	213,600	241,350
Regulatory liabilities	2,394,220	2,503,256	2,511,060
Asset retirement obligations and other	2,038,603	1,716,599	1,786,788
Total deferred credits and other	$26,939,356	$26,901,355	$25,218,698

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 9)
Total liabilities	$117,224,631	$105,972,479	$110,044,273

COMMON SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value)	$3,281,814	$3,277,106	$3,261,034
Premium on common shares	43,620,293	43,508,979	43,146,455
Retained earnings	5,746,715	7,642,386	4,797,884
Total common shareholders’ equity	$52,648,822	$54,428,471	$51,205,373

Total liabilities and common shareholders’ equity	$169,873,453	$160,400,950	$161,249,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

COMMON SHARES
Balance, beginning of period	$3,277,106	$3,256,043	$3,261,034	$3,237,149
Dividend reinvestment and stock purchase plan	4,708	4,991	20,780	23,885

Balance, end of period	$3,281,814	$3,261,034	$3,281,814	$3,261,034

PREMIUM ON COMMON SHARES
Balance, beginning of period	$43,508,979	$43,025,733	$43,146,455	$42,573,632
Dividend reinvestment and stock purchase plan	111,314	120,722	473,838	572,823

Balance, end of period	$43,620,293	$43,146,455	$43,620,293	$43,146,455

RETAINED EARNINGS
Balance, beginning of period	$7,642,386	$6,327,948	$4,797,884	$3,649,654
Adoption of FASB Interpretation No. 48	(68,630)	—	(68,630)	—
Beginning retained earnings, as adjusted	$7,573,756	$6,327,948	$4,729,254	$3,649,654

Net income (loss)	(810,945)	(536,745)	5,024,147	5,062,359

Cash dividends declared on common shares (See Consolidated Statements of Income (Loss) for rates)	(1,016,096)	(993,319)	(4,006,686)	(3,914,129)

Balance, end of period	$5,746,715	$4,797,884	$5,746,715	$4,797,884

COMMON SHAREHOLDERS’ EQUITY
Balance, beginning of period	$54,428,471	$52,609,724	$51,205,373	$49,460,435
Adoption of FASB Interpretation No. 48	(68,630)	—	(68,630)	—

Beginning retained earnings, as adjusted	$54,359,841	$52,609,724	$51,136,743	$49,460,435

Net income (loss)	$(810,945)	$(536,745)	$5,024,147	$5,062,359
Issuance of common stock	116,022	125,713	494,618	596,708
Dividends on common stock	(1,016,096)	(993,319)	(4,006,686)	(3,914,129)

Balance, end of period	$52,648,822	$51,205,373	$52,648,822	$51,205,373

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30		September 30
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(810,945)	$(536,745)	$5,024,147	$5,062,359
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,374,143	1,250,195	5,281,869	4,694,512
Deferred income taxes and investment tax credits	(569,977)	(30,350)	1,805,673	1,811,050
Other, net	(57,752)	(71,423)	(192,155)	(138,749)
Decrease (increase) in assets	(8,584,798)	(5,434,761)	(5,245,993)	2,371,877
Increase (decrease) in liabilities	(2,513,700)	(165,493)	1,398,699	(5,627,190)

Net cash provided by (used in) operating activities	$(11,163,029)	$(4,988,577)	$8,072,240	$8,173,859

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,136,987)	$(1,651,672)	$(8,329,019)	$(7,533,197)
Proceeds from sale of property, plant and equipment	14,490	31,133	130,167	264,738
Net cash used in investing activities	$(2,122,497)	$(1,620,539)	$(8,198,852)	$(7,268,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(1,016,096)	$(993,319)	$(4,006,686)	$(3,914,129)
Issuance of common stock	116,022	125,713	494,618	596,708
Long-term debt issuance expense	—	(5,970)	(5,000)	(2,335,363)
Issuance of long-term debt	—	—	—	40,000,000
Repayment of long-term debt	(118,000)	—	(283,000)	(34,295,000)
Issuance of notes payable	22,108,452	18,273,387	55,353,670	92,122,686
Repayment of notes payable	(7,708,936)	(10,747,554)	(51,336,503)	(93,059,166)

Net cash provided by (used in) financing activities	$13,381,442	$6,652,257	$217,099	$(884,264)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$95,916	$43,141	$90,487	$21,136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,820	150,108	193,249	172,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$283,736	$193,249	$283,736	$193,249

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Delta Natural Gas Company, Inc. (“Delta” or “the Company”) sells and distributes or transports natural gas to approximately 39,000 customers. Our distribution system is located in central and southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system and we own and operate an underground storage field. We have three wholly-owned subsidiaries. Delta Resources, Inc. buys gas and resells it to industrial or other large use customers on Delta’s system. Delgasco, Inc. buys gas and resells it to Delta Resources and to customers not on Delta’s system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2)

In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2007 and 2006 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Twelve month ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2007.

(3)

In July 2006, the FASB issued Interpretation No. 48, entitled Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109.  Interpretation No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

We adopted the provisions of Interpretation No. 48 on July 1, 2007.  The adoption of Interpretation No. 48 resulted in an adjustment to beginning Retained Earnings of $68,000. At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $668,000, of which $97,000 related to interest. The liability for unrecognized tax benefits expected to be recognized within the next twelve months has been presented as a reduction to prepaid taxes which is included in Prepayments on the September 30, 2007 Consolidated Balance Sheet. The liability for unrecognized tax benefits not expected to be recognized within the next twelve months has been presented in Asset retirement obligations and other on the September 30, 2007 Consolidated Balance Sheet. Interest and penalties on tax uncertainties are classified in Income Taxes on the Consolidated Statements of Income. For the quarter ended September 30, 2007, an additional $13,000 of interest was accrued which increased the liability for unrecognized tax benefits. The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $98,000. It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months. However, it is not expected that such change will have a significant impact on our results of operations or financial position.  We file income tax returns in the Federal and Kentucky jurisdictions. Tax years previous to June 30, 2004 and June 30, 2003 are no longer subject to examination for Federal and Kentucky income taxes, respectively.

(4)	We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each meter reading cycle to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	September 30	June 30	September 30
(000)	2007	2007	2006

Unbilled revenues ($)	1,237	1,058	1,418
Unbilled gas costs ($)	618	497	729
Unbilled volumes (Mcf)	51	48	66

Unbilled revenues are included in Accounts receivable and unbilled gas costs are included in Deferred gas costs on the accompanying Consolidated Balance Sheets.

(5)	Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2007	2006	2007	2006

Service cost	187	179	724	764
Interest cost	187	175	712	698
Expected return on plan assets	(247)	(249)	(994)	(947)
Amortization of unrecognized net loss	62	58	236	251
Amortization of prior service cost	(21)	(21)	(84)	(86)
Net periodic benefit cost	168	142	594	680

(6)

Our note receivable from an officer on the accompanying September 30, 2006 Consolidated Balance Sheet relates to a $160,000 loan to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer.

(7)

The current available bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $18,589,000, $4,190,000 and $14,572,000 were borrowed having a weighted average interest rate of 6.72%, 6.32% and 6.33%, as of September 30, 2007, June 30, 2007 and September 30, 2006, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus 1% on the used bank line of credit. The bank line of credit has been extended through October 31, 2009, and this extension reduced the interest rate on October 31, 2007 to the London Interbank Offered Rate plus .75%.

Our bank line of credit agreement and the Indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined “events of default” which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most restrictive:

•	Dividend payments cannot be made unless consolidated shareholders’ equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and
•	We may not assume any additional mortgage indebtedness in excess of $5,000,000 without effectively securing all Debentures and Insured Quarterly Notes equally to such additional indebtedness.

Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the bank line of credit and all of the Debentures and Insured Quarterly Notes. We were not in default on any of our bank line of credit, Debentures or Insured Quarterly Notes during any period presented.

(8)

We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. If the change in ownership occurred on September 30, 2007 and lump sum payments were made to all four officers in accordance with the agreements, approximately $2.8 million would be paid in addition to the continuation of specified benefits for up to five years.

(9)	We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.
(10)

The Kentucky Public Service Commission exercises regulatory authority over our natural gas distribution and transportation services. The Kentucky Public Service Commission’s regulation of our business includes setting the rates we are permitted to charge for these services. We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our natural gas distribution and transportation services.

On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service Commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,642,000, an increase of 9.3%. The rate case requested a return on common equity of 12.1%. The test year for the case was the twelve months ended December 31, 2006. The increased rates were requested to become effective May 20, 2007, but the implementation of the proposed rates was suspended until October 20, 2007.

On October 3, 2007 we announced we had reached a settlement agreement with the Attorney General regarding this rate case. The settlement agreement provided for $3,920,000 of additional annual revenues, and stipulated for settlement purposes a 10.5% return on common shareholders’ equity. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenue from volumes of gas sold. An order from the Kentucky Public Service Commission was received on October 19, 2007 approving the terms of the settlement with rates effective on or after October 20, 2007.

(11)

Our Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies. A single customer, Citizens Gas Utility District, provided $2,161,000 and $9,870,000 of non-regulated revenues for the three and twelve months ended September 30, 2007, respectively. Citizens Gas Utility District provided $2,134,000 and $14,409,000 of non-regulated revenues for the three and twelve months ended September 30, 2006, respectively.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2007. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation and gas storage services. Intersegment transportation revenue and expense are recorded at our tariff rates. Revenues and expenses for the storage of natural gas is recorded based on quantities stored. Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown below for the periods:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2007	2006	2007	2006
Operating Revenues
Regulated
External customers	5,268	5,151	53,615	65,162
Intersegment	696	757	3,582	3,523
Total regulated	5,964	5,908	57,197	68,685

Non-regulated
External customers	7,136	7,962	43,844	50,974

Eliminations for intersegment	(696)	(757)	(3,582)	(3,523)
Total operating revenues	12,404	13,113	97,459	116,136

Net Income (Loss)
Regulated	(1,200)	(1,011)	2,233	2,135
Non-regulated	389	474	2,791	2,927
Total net income (loss)	(811)	(537)	5,024	5,062

(12)

In September, 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires employers who sponsor defined benefit plans to recognize the funded status of the plan and gains and losses not previously recognized in net periodic benefit cost in the sponsor’s financial statements in fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer’s fiscal year in fiscal years ending after December 15, 2008.

On June 30, 2007 we adopted the requirement to recognize the funded status of our defined benefit plan on our Consolidated Balance Sheet. The requirement to measure plan assets and benefit obligations as of our fiscal year end shall be effective for our fiscal 2009 year-end. We do not expect this requirement to have a material impact on our results of operations or financial position.

(13)

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, entitled Fair Value Measures and in February 2007, issued Statement No. 159, entitled The Fair Value Option for Financial Asset and Financial Liabilities. Both statements are effective for fiscal years beginning after November 15, 2007. The statements define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. We do not expect these statements, which shall be effective for our 2009 fiscal year, to have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2007 OVERVIEW AND FUTURE OUTLOOK

Due to the seasonality of our regulated business, we traditionally incur a consolidated net loss in the first quarter of our fiscal year. The regulated segment historically sells only 6% of its annual volumes during the quarter, while 25% of the annual fixed costs are incurred.

Consolidated net loss per share for the three months ended September 30, 2007 ($0.25) increased $0.09 per share from the net loss per share for the three months ended September 30, 2006 ($0.16). The increase is primarily due to an $189,000 increase in the net loss for our regulated segment. The increase in regulated net loss was attributable to increased depreciation expense as a result of capital expenditures for depreciable property as well as increased operation and maintenance expense. These increases were partially offset by increased gross margins from our regulated segment due to a 31% increase in volumes transported to off-system customers. Our non-regulated net income for the three months ended September 30, 2007 decreased from the same period in the prior year due to a decrease in gross margins as a result of lower prices.

The results for the year ended June 30, 2008 in our regulated segment should be significantly impacted by implementing new base rates effective on or after October 20, 2007. The new rates, as approved by the Kentucky Public Service Commission, are designed to generate an additional $3,920,000, of revenue. Our 2008 results will also be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service in reaction to higher gas prices, a trend we have experienced for the last several fiscal years.

We expect our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2008, as in recent years, based on contracts currently in place. Future profitability of the non-regulated segment, though, is dependent on the business plans of a few large customers and the market prices of natural gas, which are both out of our control. If natural gas prices decrease considerably, we expect to experience a corresponding decrease in our non-regulated segment margins.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $18,589,000 at September 30, 2007, compared with $4,190,000 at June 30, 2007. This increase reflects the seasonal nature of our sales and cash needs. Our cash requirements during the quarters ended September 30, 2007 and 2006 exceeded cash provided by operations, primarily due to the purchase of natural gas which is injected into storage for use during the heating months. Additionally, our liquidity is impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $2,137,000 during the three months ended September 30, 2007. We finance the balance of our capital expenditures on an interim basis through this bank line of credit. We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

The $4,017,000 increase in notes payable at September 30, 2007, compared to the previous year, was primarily due to increased borrowings over the prior year. During the twelve months ended September 30, 2006 $3,830,000 of excess proceeds from the issuance of the 5.75% Insured Quarterly Notes was used to repay a portion of the notes payable.

Long-term debt decreased to $58,507,000 at September 30, 2007, compared with $58,625,000 at June 30, 2007 and $58,790,000 at September 30, 2006. These decreases resulted from the redemption of the Debentures and Insured Quarterly Notes, which allow for limited redemptions to be made to certain holders or their beneficiaries.

Cash and cash equivalents increased to $284,000 at September 30, 2007, compared with $188,000 at June 30, 2007 and $193,000 at September 30, 2006. These increases in cash and cash equivalents for the three and twelve months ended September 30, 2007 are summarized in the following table:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30
($000)	2007	2006	2007	2006

Provided by (used in) operating activities	(11,163)	(4,989)	8,072	8,174
Used in investing activities	(2,122)	(1,620)	(8,199)	(7,269)
Provided by (used in) financing activities	13,381	6,652	217	(884)
Increase in cash and cash equivalents	96	43	90	21

                For the three months ended September 30, 2007, cash used in operating activities increased $6,174,000 (124%) as compared to 2006. The increase is attributable to a $3,988,000 increase in cash paid for gas due to the timing of payments for our gas payables. An additional $1,837,000 of the increase is attributable to decreased cash received from customers based on the timing of collections of our customer accounts receivable.

For the twelve months ended September 30, 2007, cash provided by operations decreased $102,000 (1%) as compared to 2006. The decrease is attributable to a $19,315,000 decrease in cash paid for gas, which was partially offset by a decrease in cash received from customers of $18,499,000. The decreases are a result of decreased gas prices over the same time period (see related discussion in Results of Operations).   Additionally, cash paid for income taxes increased $642,000 due to increased estimated payments made for the 2007 fiscal year.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the three months ended September 30, 2007, cash provided by financing activities increased $6,729,000 (101%) as compared to 2006, due to increased borrowings on our bank line of credit to meet our operating cash needs.

For the twelve months ended September 30, 2007, cash provided by financing activities increased $1,101,000 (125%). The increase is attributable to $4,954,000 of increased borrowings on our bank line of credit. The increase is partially offset by an additional $3,480,000 provided by financing activities in 2006 from the refinancing of the 7.15% and 6 5/8% Debentures.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2008 to be $5.7 million.

Sufficiency of Future Cash Flows

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit is $40,000,000, of which $18,589,000 was borrowed at September 30, 2007, and was classified as notes payable in the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and has been extended through October 31, 2009.

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

On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,642,000, an increase of 9.3%. This rate case requested a return on common equity of 12.1%. The test year for the case was the twelve months ended December 31, 2006. The increased rates were requested to become effective May 20, 2007. The Kentucky Public Service Commission suspended the implementation of the proposed rates until October 20, 2007.

On October 3, 2007 we announced we had reached a settlement agreement with the Attorney General regarding this rate case. The settlement agreement provided for $3,920,000 of additional annual revenues, and stipulated for settlement purposes a 10.5% return on common shareholders’ equity. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenue from volumes of gas sold. An order from the Kentucky Public Service Commission was received on October 19, 2007 approving the terms of the settlement with rates effective on or after October 20, 2007.

RESULTS OF OPERATIONS

Gross Margins

Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses. Therefore, throughout the following, we refer to “gross margin”. With respect to our regulated and non-regulated segments, gross margin refers to operating revenues less purchased gas, which can be derived directly from our Consolidated Statements of Income. Operating Income as presented on the Consolidated Statements of Income is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP). “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our operations. The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three and twelve months ended September 30, 2007 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2007 compared to 2006
	Three Months	Twelve Months
	Ended	Ended
($000)	September 30,	September 30,

Increase (decrease) in regulated Gross margins	(61)	270
On-system transportation	(77)	(196)
Off-system transportation	196	597
Other	54	(78)
Total	112	593

Increase (decrease) in non-regulated Gross margins	(198)	225
Other	31	46
Total	(167)	271

Increase (decrease) in consolidated gross margins	(55)	864
Percentage increase (decrease) in regulated volumes
Gas sales	(8.1)	1.3
On-system transportation	(9.2)	(6.1)
Off-system transportation	30.7	17.6

Percentage increase (decrease) in non-regulated gas sales volumes	(3.7)	9.9

Heating degree days were 93% of normal thirty year average temperatures for the twelve months ended September 30, 2007 as compared with 94% of normal temperatures in 2006. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended September 30, 2007, gross margins decreased $55,000 (1%). The decrease is attributable to a $167,000 (11%) decrease in our non-regulated gross margin, which was partially offset by an $112,000 (4%) increase in our regulated gross margins. The non-regulated gross margins decreased $114,000 due to decreased gas prices and $53,000 due to decreased volumes transported. The regulated gross margins increased as a result of a 31% increase in volumes transported for our off-system transportation customers.

For the twelve months ended September 30, 2007, gross margins increased $864,000 (3%). The increase is attributable to a $593,000 (3%) increase in our regulated gross margins and a $271,000 (3%) increase in our non-regulated gross margins. The regulated gross margins increased as a result of a 1% increase in volumes sold to our distribution customers and an 18% increase in the volumes transported for our off-system transportation customers, partially offset by a 6% decrease in the volumes transported for our on-system transportation customers. The non-regulated gross margins increased $842,000 due to increased volumes transported, partially offset by a $571,000 decrease due to lower gas prices.

Operation and Maintenance

For the three months ended September 30, 2007, operations and maintenance expense increased $208,000 (8%). The increase was primarily attributable to increased employee benefit costs of $129,000, primarily due to increased medical costs. Additionally, outside professional services increased by $59,000.

Depreciation and amortization

Depreciation and amortization increased $124,000 (11%) and $511,000 (12%) for the three and twelve months ended September 30, 2007, respectively. The increases are attributable to increases in depreciable plant resulting from capital expenditures of $2,137,000 and $8,329,000 for the three and twelve months ended September 30, 2007, respectively. These capital expenditures relate to the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Other Income and Deductions, Net

The decrease in other income and deductions, net for the twelve months ended September 30, 2007 of $102,000 (45%) was due to investment income received during the twelve months ended September 30, 2006 on cash invested when we refinanced a portion of our long-term debt.

Income Taxes

For the three months ended September 30, 2007, income tax benefit increased $145,000 (43%) as a result of the $419,000 (48%) increased net loss before income taxes for the same time period.

Basic and Diluted Earnings Per Common Share

For the three and twelve months ended September 30, 2007 and 2006, our basic earnings (loss) per common share changed as a result of changes in net income (loss) and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Statement of Financial Accounting Standards No. 133, entitled Accounting for Derivatives Instruments and Hedging Activities.

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balances on our bank line of credit were $18,589,000, $4,190,000 and $14,572,000 on September 30, 2007, June 30, 2007 and September 30, 2006, respectively. The weighted average interest rates on our bank line of credit were 6.72%, 6.32%, and 6.33% on September 30, 2007, June 30, 2007 and September 30, 2006, respectively. Based on the amounts of our outstanding bank line of credit on September 30, 2007, June 30, 2007 and September 30, 2006, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $186,000, $42,000 and $146,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10(a)	Modification Agreement extending to October 31, 2009 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 6, 2007	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)