Form 10-Q
period 2007-12-31
DELTA NATURAL GAS CO INC
filed 2008-02-04
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No. 0-8788

DELTA NATURAL GAS COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

Kentucky	61-0458329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3617 Lexington Road, Winchester, Kentucky	40391
(Address of Principal Executive Offices)	(Zip Code)

859-744-6171

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

3,286,276 Shares of Common Stock, Par Value $1.00 Per Share, Outstanding as of December 31, 2007.

DELTA NATURAL GAS COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006

OPERATING REVENUES	$29,298,418	$28,434,215	$41,702,589	$41,547,565	$98,323,415	$102,509,600

OPERATING EXPENSES
Purchased gas	$19,335,440	$18,733,328	$27,244,641	$27,296,191	$66,008,819	$72,071,089
Operation and maintenance	3,189,731	3,043,046	6,085,879	5,731,416	12,939,068	12,239,841
Depreciation and amortization	1,043,289	1,080,845	2,302,318	2,216,081	4,783,875	4,354,052
Taxes other than income taxes	440,276	441,772	882,989	894,438	1,846,286	1,800,708

Total operating expenses	$24,008,736	$23,298,991	$36,515,827	$36,138,126	$85,578,048	$90,465,690

OPERATING INCOME	$5,289,682	$5,135,224	$5,186,762	$5,409,439	$12,745,367	$12,043,910

OTHER INCOME AND DEDUCTIONS, NET	5,197	18,315	19,400	40,264	113,401	221,185

INTEREST CHARGES	1,330,863	1,258,268	2,539,925	2,432,727	4,754,460	4,998,978

NET INCOME BEFORE INCOME TAXES	$3,964,016	$3,895,271	$2,666,237	$3,016,976	$8,104,308	$7,266,117

INCOME TAX EXPENSE	1,508,731	1,514,450	1,021,897	1,172,900	3,005,697	2,716,100

NET INCOME	$2,455,285	$2,380,821	$1,644,340	$1,844,076	$5,098,611	$4,550,017

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$.75	$.73	$.50	$.57	$1.56	$1.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTAND-ING (BASIC AND DILUTED)	3,283,130	3,263,403	3,280,704	3,260,389	3,276,034	3,254,475

DIVIDENDS DECLARED PER COMMON SHARE	$.31	$.305	$.62	$.61	$1.23	$1.21

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,	December 31,
	2007	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$680,811	$187,820	$385,644
Accounts receivable, less accumulated provisions for doubtful accounts of $252,000, $300,000 and $400,000, respectively	19,648,063	7,389,993	17,029,298
Gas in storage, at average cost	16,391,139	11,841,791	15,029,892
Deferred gas costs	3,377,138	2,941,826	1,117,889
Materials and supplies, at average cost	503,029	559,087	480,166
Prepayments	3,862,022	2,629,682	1,668,971
Total current assets	$44,462,202	$25,550,199	$35,711,860

PROPERTY, PLANT AND EQUIPMENT	$189,900,707	$187,148,032	$184,907,526
Less-Accumulated provision for depreciation	(66,640,646)	(64,879,205)	(63,106,289)
Net property, plant and equipment	$123,260,061	$122,268,827	$121,801,237

OTHER ASSETS
Cash surrender value of officers’ life insurance	$425,609	$425,609	$379,661
Note receivable from officer	—	—	50,000
Prepaid pension cost	943,100	951,571	3,670,491
Regulatory assets	8,203,349	8,220,590	4,120,820
Unamortized debt expense and other	2,944,110	2,984,154	3,073,629
Total other assets	$12,516,168	$12,581,924	$11,294,601

Total assets	$180,238,431	$160,400,950	$168,807,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

	December 31,	June 30,	December 31,
	2007	2007	2006

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,015,838	$10,299,066	$7,384,451
Notes payable	23,798,147	4,189,918	17,146,346
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,537,290	973,651	1,781,284
Customers’ deposits	611,016	482,446	597,893
Accrued interest on debt	869,543	865,871	863,201
Accrued vacation	593,515	702,521	581,456
Deferred income taxes	963,559	1,273,000	701,000
Other liabilities	472,954	459,651	371,388
Total current liabilities	$39,061,862	$20,446,124	$30,627,019

LONG-TERM DEBT	$58,402,000	$58,625,000	$58,670,000

DEFERRED CREDITS AND OTHER
Deferred income taxes	$23,784,513	$22,467,900	$22,176,088
Investment tax credits	195,700	213,600	232,100
Regulatory liabilities	2,348,392	2,503,256	2,491,478
Asset retirement obligations and other	2,245,516	1,716,599	1,874,066
Total deferred credits and other	$28,574,121	$26,901,355	$26,773,732

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 9)
Total liabilities	$126,037,983	$105,972,479	$116,070,751

COMMON SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value)	$3,286,276	$3,277,106	$3,267,942
Premium on common shares	43,729,714	43,508,979	43,285,686
Retained earnings	7,184,458	7,642,386	6,183,319
Total common shareholders’ equity	$54,200,448	$54,428,471	$52,736,947

Total liabilities and common shareholders’ equity	$180,238,431	$160,400,950	$168,807,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

COMMON SHARES
Balance, beginning of period	$3,277,106	$3,256,043	$3,267,942	$3,242,502
Dividend reinvestment and stock purchase plan	9,170	11,899	18,334	25,440

Balance, end of period	$3,286,276	$3,267,942	$3,286,276	$3,267,942

PREMIUM ON COMMON SHARES
Balance, beginning of period	$43,508,979	$43,025,733	$43,285,686	$42,710,459
Dividend reinvestment and stock purchase plan	220,735	259,953	444,028	575,227

Balance, end of period	$43,729,714	$43,285,686	$43,729,714	$43,285,686

RETAINED EARNINGS
Balance, beginning of period	$7,642,386	$6,327,948	$6,183,319	$5,571,314
Adoption of FASB Interpretation No. 48	(68,630)	—	(68,630)	—
Beginning retained earnings, as adjusted	$7,573,756	$6,327,948	$6,114,689	$5,571,314

Net income	1,644,340	1,844,076	5,098,611	4,550,017

Cash dividends declared on common shares (See Consolidated Statements of Income for rates)	(2,033,638)	(1,988,705)	(4,028,842)	(3,938,012)

Balance, end of period	$7,184,458	$6,183,319	$7,184,458	$6,183,319

COMMON SHAREHOLDERS’ EQUITY
Balance, beginning of period	$54,428,471	$52,609,724	$52,736,947	$51,524,275
Adoption of FASB Interpretation No. 48	(68,630)	—	(68,630)	—
Beginning retained earnings, as adjusted	$54,359,841	$52,609,724	$52,668,317	$51,524,275

Net income	$1,644,340	$1,844,076	$5,098,611	$4,550,017
Issuance of common stock	229,905	271,852	462,362	600,667
Dividends on common stock	(2,033,638)	(1,988,705)	(4,028,842)	(3,938,012)

Balance, end of period	$54,200,448	$52,736,947	$54,200,448	$52,736,947

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		Twelve Months Ended
	December 31		December 31
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,644,340	$1,844,076	$5,098,611	$4,550,017
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,539,549	2,446,127	5,251,341	4,776,142
Deferred income taxes and investment tax credits	895,072	1,441,688	1,798,684	2,612,738
Other, net	(110,014)	(102,959)	(212,879)	(121,306)
Decrease (increase) in assets	(18,830,135)	(11,538,805)	(9,059,542)	15,195,429
Increase (decrease) in liabilities	(587,550)	1,525,888	1,401,008	(5,154,192)

Net cash provided by (used in) operating activities	$(14,448,738)	$(4,383,985)	$4,277,223	$21,858,828

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,824,475)	$(3,691,199)	$(7,072,264)	$(7,594,976)
Proceeds from sale of property, plant and equipment	184,708	58,631	272,887	237,150
Net cash used in investing activities	$(2,639,767)	$(3,632,568)	$(6,799,377)	$(7,357,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(2,033,638)	$(1,988,705)	$(4,028,842)	$(3,938,012)
Issuance of common stock	229,905	271,852	462,362	600,667
Long-term debt issuance expense	—	(10,970)	—	(2,340,363)
Issuance of long-term debt	—	—	—	40,000,000
Repayment of long-term debt	(223,000)	(120,000)	(268,000)	(33,971,000)
Issuance of notes payable	41,846,544	33,692,701	59,672,448	73,328,462
Repayment of notes payable	(22,238,315)	(23,592,789)	(53,020,647)	(88,216,643)

Net cash provided by (used in) financing activities	$17,581,496	$8,252,089	$2,817,321	$(14,536,889)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$492,991	$235,536	$295,167	$(35,887)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,820	150,108	385,644	421,531

CASH AND CASH EQUIVALENTS, END OF PERIOD	$680,811	$385,644	$680,811	$385,644

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Delta Natural Gas Company, Inc. (“Delta” or “the Company”) distributes or transports natural gas to approximately 39,000 customers. Our distribution and transportation systems are located in central and southeastern Kentucky and we own and operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system. We have three wholly-owned subsidiaries. Delta Resources, Inc. buys gas and resells it to industrial or other large use customers on Delta’s system. Delgasco, Inc. buys gas and resells it to Delta Resources, Inc. and to customers not on Delta’s system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2)

In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2007 and 2006 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended December 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Twelve months ended financial information is provided for additional information only. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

We adopted the provisions of Interpretation No. 48 on July 1, 2007.  The adoption of Interpretation No. 48 resulted in an adjustment to beginning Retained Earnings of $68,000. At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $668,000, of which $97,000 related to interest. The liability for unrecognized tax benefits expected to be recognized within the next twelve months has been presented as a reduction to prepaid taxes which is included in Prepayments on the December 31, 2007 Consolidated Balance Sheet. The liability for unrecognized tax benefits not expected to be recognized within the next twelve months has been presented in Asset retirement obligations and other on the December 31, 2007 Consolidated Balance Sheet. Interest and penalties on tax uncertainties are classified in Income Taxes on the Consolidated Statements of Income. For the three and six months ended December 31, 2007, an additional $14,000 and $27,000, respectively, of interest was accrued which increased the liability for unrecognized tax benefits. The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $98,000. It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months. However, it is not expected that such change will have a significant impact on our results of operations or financial position.  We file income tax returns in the Federal and Kentucky jurisdictions. Tax years previous to June 30, 2004 and June 30, 2003 are no longer subject to examination for Federal and Kentucky income taxes, respectively.

(4)	We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each meter reading cycle to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	December 31,	June 30,	December 31,
(000)	2007	2007	2006

Unbilled revenues ($)	6,981	1,058	6,162
Unbilled gas costs ($)	4,224	497	3,747
Unbilled volumes (Mcf)	425	48	375

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(5)	Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2007	2006	2007	2006	2007	2006

Service cost	187	179	374	358	732	746
Interest cost	187	175	373	350	723	700
Expected return on plan assets	(247)	(249)	(494)	(498)	(992)	(964)
Amortization of unrecognized net loss	62	58	125	116	242	244
Amortization of prior service cost	(21)	(21)	(43)	(42)	(86)	(84)
Net periodic benefit cost	168	142	335	284	619	642

(6)

Our note receivable from an officer on the accompanying December 31, 2006 Consolidated Balance Sheet relates to a $160,000 loan to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer.

(7)

The current available bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $23,798,000, $4,190,000 and $17,146,000 were borrowed having a weighted average interest rate of 5.99%, 6.32% and 6.35% as of December 31, 2007, June 30, 2007 and December 31, 2006, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus .75% on the used bank line of credit. The bank line of credit extends through October 31, 2009.

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

(8)

We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. If the change in ownership occurred on December 31, 2007 and lump sum payments were made to all four officers in accordance with the agreements, approximately $3.0 million would be paid in addition to the continuation of specified benefits for up to five years.

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

During October 2007, we reached a settlement agreement with the Kentucky Attorney General regarding this rate case. The settlement agreement provided for $3,920,000 of additional annual revenues, and stipulated for settlement purposes a 10.5% return on common shareholders’ equity. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenues from volumes of gas sold. An order from the Kentucky Public Service Commission was received on October 19, 2007 approving the terms of the settlement with rates effective on or after October 20, 2007.

(11)

Our Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the distribution or transportation of natural gas. Price risk for the regulated business is mitigated through our Gas Cost Recovery Clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies.

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

Segment information is shown below for the periods:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2007	2006	2007	2006	2007	2006
Operating Revenues
Regulated
External customers	16,423	17,339	21,691	22,491	52,699	60,031
Intersegment	1,086	966	1,782	1,723	3,702	3,483
Total regulated	17,509	18,305	23,473	24,214	56,401	63,514

Non-regulated
External customers	12,875	11,095	20,012	19,057	45,624	42,479

Eliminations for intersegment	(1,086)	(966)	(1,782)	(1,723)	(3,702)	(3,483)
Total operating revenues	29,298	28,434	41,703	41,548	98,323	102,510

Net Income
Regulated	1,606	1,313	406	302	2,527	1,840
Non-regulated	849	1,068	1,238	1,542	2,572	2,710
Total net income	2,455	2,381	1,644	1,844	5,099	4,550

(12)

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires employers who sponsor defined benefit plans to recognize the funded status of the plan and gains and losses not previously recognized in net periodic benefit cost in the sponsor’s financial statements in fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer’s fiscal year in fiscal years ending after December 15, 2008.

On June 30, 2007, we adopted the requirement to recognize the funded status of our defined benefit plan on our Consolidated Balance Sheet. The requirement to measure plan assets and benefit obligations as of our fiscal year end shall be effective for our fiscal 2009 year-end. We do not expect this requirement to have a material impact on our results of operations or financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2007 OVERVIEW AND FUTURE OUTLOOK

Consolidated net income per share for the six months ended December 31, 2007 of $.50 decreased $.07 per share from the net income per share for the six months ended December 31, 2006 of $.57. The decrease is due to a $304,000 decrease in our non-regulated net income as a result of lower prices. In addition, our regulated segment experienced decreases in volumes sold as a result of customer conservation and warmer weather. These decreases were partially offset with increased off-system transportation volumes and the implementation of new base rates, as approved by the Kentucky Public Service Commission. The new base rates were effective October 20, 2007.

The results for the year ended June 30, 2008 should be significantly impacted by the new base rates implemented effective October 20, 2007, which were designed to annually generate an additional $3,920,000 of revenue. Our 2008 results will also be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service in reaction to higher gas prices, a trend we have experienced for the last several fiscal years.

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

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $23,798,000 at December 31, 2007, compared with $4,190,000 at June 30, 2007 and $17,146,000 at December 31, 2006. This increase reflects the seasonal nature of our sales and cash needs. Our cash requirements during the six months ended December 31, 2007 and 2006 exceeded cash provided by operations, primarily due to the purchase of natural gas, including gas we inject into storage for use during the heating months. Additionally, our liquidity is impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $2,824,000 and $7,072,000 during the six and twelve months ended December 31, 2007, respectively. We finance the balance of our capital expenditures on an interim basis through this bank line of credit. We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

Long-term debt decreased to $58,402,000 at December 31, 2007, compared with $58,625,000 at June 30, 2007 and $58,670,000 at December 31, 2006. These decreases resulted from the redemption of the Debentures and Insured Quarterly Notes, which allow for limited redemptions to be made to certain holders or their beneficiaries.

Cash and cash equivalents increased to $681,000 at December 31, 2007, compared with $188,000 at June 30, 2007 and $386,000 at December 31, 2006. These increases in cash and cash equivalents for six and twelve months ended December 31, 2007 are summarized in the following table:

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
($000)	2007	2006	2007	2006

Provided by (used in) operating activities	(14,449)	(4,384)	4,277	21,859
Used in investing activities	(2,639)	(3,632)	(6,799)	(7,358)
Provided by (used in) financing activities	17,581	8,252	2,817	(14,537)
Increase (decrease) in cash and cash equivalents	493	236	295	(36)

For the six months ended December 31, 2007, an additional $10,065,000 was used in operating activities as compared with the six months ended December 31, 2006.  Due to the timing of collections on amounts owed by customers, $4,445,000 less cash was provided by customers.  In addition, $3,355,000 more cash was used due to the timing of gas payables and $2,656,000 more cash was used for stored and prepaid gas.

For the twelve months ended December 31, 2007, $17,582,000 less cash was provided by operating activities as compared with the twelve months ended December 31, 2006. Due to the timing of collections on amounts owed by customers and decreased regulated sales, $21,632,000 less cash was provided by customers. In addition, $5,305,000 more cash was used for stored and prepaid gas.   These decreases in cash provided by operating activities were partially offset by $10,392,000 less cash used for gas purchases primarily due to decreased regulated sales and the timing of gas payables.

Changes in cash used in investing activities result primarily from the change in level of capital expenditures between periods.

For the six months ended December 31, 2007, cash provided by financing activities increased $9,329,000 compared to the six months ended December 31, 2006, primarily due to increased net borrowings on our bank line of credit.

For the twelve months ended December 31, 2007, $17,354,000 more cash was provided by financing activities as compared to the twelve months ended December 31, 2006, due to increased net borrowings on our bank line of credit. For the twelve months ended December 31, 2006, $17,582,000 more cash was provided by operating activities, which allowed us to repay a significant portion of our bank line of credit during the same time period.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2008 to be $6.3 million.

Sufficiency of Future Cash Flows

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit is $40,000,000, of which $23,798,000 was borrowed at December 31, 2007, and was classified as notes payable in the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and extends through October 31, 2009.

We expect that internally generated cash, coupled with short and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

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

During October 2007, we reached a settlement agreement with the Kentucky Attorney General regarding this rate case. The settlement agreement provided for $3,920,000 of additional annual revenues, and stipulated for settlement purposes a 10.5% return on common shareholders’ equity. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenue from volumes of gas sold. An order from the Kentucky Public Service Commission was received on October 19, 2007 approving the terms of the settlement with rates effective on or after October 20, 2007.

RESULTS OF OPERATIONS

Gross Margins

Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses. Therefore, throughout the following, we refer to “gross margin”. With respect to our regulated and non-regulated segments, gross margin refers to operating revenues less purchased gas, which can be derived directly from our Consolidated Statements of Income. Operating Income, as presented on the Consolidated Statements of Income, is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our operations. The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three, six and twelve months ended December 31, 2007 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2007 compared to 2006
	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
($000)	December 31,	December 31,	December 31,

Increase (decrease) in regulated gross margins Gas sales	169	108	809
On-system transportation	29	(48)	(117)
Off-system transportation	328	524	1,018
Other	(115)	(61)	(243)
Total	411	523	1,467

Increase (decrease) in non-regulated gross margins Gas sales	(174)	(373)	336
Other	25	57	71
Total	(149)	(316)	407

Increase in consolidated gross margins	262	207	1,874
Percentage increase (decrease) in regulated volumes
Gas sales	(12.1)	(11.5)	3.1
On-system transportation	(7.1)	(8.1)	(7.9)
Off-system transportation	48.2	39.3	34.2

Percentage increase in non-regulated gas sales volumes	18.1	8.7	19.1

Heating degree days were 87%, 85% and 92% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2007, respectively, as compared with 91%, 93% and 89% of normal temperatures in the 2006 periods. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended December 31, 2007, consolidated gross margins increased $262,000 (3%) due to an increase in our regulated gross margins of $411,000 (6%), partially offset by a decrease in our non-regulated gross margins of $149,000 (5%). Our regulated margin for gas sales increased $169,000 (3%) due to increased base rates which became effective October 20, 2007. This increase was partially offset by a 12% decrease in volumes sold due to customer conservation and weather sensitive volumes which are not offset by our weather normalization tariff. The new base rates allocated 68% of the increase to the monthly customer charge to partially decouple rates from volumes. Our regulated off-system transportation margins increased $328,000 (54%) due to a 48% increase in volumes transported. Our non-regulated gross margins decreased $149,000 (5%) due to lower margins on sales, which were partially offset by an 18% increase in volumes sold.

For the six months ended December 31, 2007, consolidated gross margins increased $207,000 (2%) due to an increase in our regulated gross margins of $523,000 (5%), partially offset by a decrease in our non-regulated gross margins of $316,000 (7%). Our regulated margin for gas sales increased $108,000 (1%) due to increased base rates which became effective October 20, 2007. This increase was partially offset by a 12% decrease in volumes sold due to customer conservation and weather sensitive volumes which are not offset by our weather normalization tariff. Our regulated off-system transportation margins increased $524,000 (42%) due to a 39% increase in volumes transported. Our non-regulated gross margins decreased $316,000 (7%) due to lower margins on sales, which were partially offset by a 9% increase in volumes sold.

For the twelve months ended December 31, 2007, consolidated gross margins increased $1,874,000 (6%) due to increases of $1,467,000 (7%) and $407,000 (5%) in our regulated and non-regulated gross margins, respectively. Our regulated margin for gas sales increased $809,000 (5%) due to the portion of the 3% increase in volumes sold which are not offset by our weather normalization tariff and increased base rates which became effective October 20, 2007. Our regulated off-system transportation margins increased $1,018,000 (41%) due to a 34% increase in volumes transported. Our non-regulated gross margins increased $407,000 (5%) due to a 19% increase in volumes sold, which was partially offset by lower margins on sales.

Operations and Maintenance

For the six months ended December 31, 2007, operations and maintenance expense increased $355,000 (6%). The increase was primarily attributable to increased employee benefit costs of $122,000. Maintenance of distributions mains, transmission mains and right of ways increased $155,000. Additionally, outside professional services increased $59,000.

Depreciation and Amortization

For the twelve months ended December 31, 2007, depreciation and amortization increased $430,000 (10%). The increase is attributable to increases in depreciable plant resulting from capital expenditures of $7,072,000 for the twelve months ended December 31, 2007. These capital expenditures relate to the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Other Income and Deductions, Net

For the twelve months ended December 31, 2007, other income and deductions, net decreased $108,000 (49%). The decrease was due to investment income received during the twelve months ended December 31, 2006 on cash invested when we refinanced a portion of our long-term debt.

Income Taxes

For the six and twelve months ended December 31, 2007, income tax expense decreased $151,000 (13%) and increased $290,000 (11%), respectively. The changes in income tax expense are attributable to changes in net income before income taxes for the same time periods.

Basic and Diluted Earnings Per Common Share

For the three, six and twelve months ended December 31, 2007 and 2006, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balances on our bank line of credit were $23,798,000, $4,190,000 and $17,146,000 on December 31, 2007, June 30, 2007 and December 31, 2006, respectively. The weighted average interest rates on our bank line of credit were 5.99%, 6.32%, and 6.35% on December 31, 2007, June 30, 2007 and December 31, 2006, respectively. Based on the amounts of our outstanding bank line of credit on December 31, 2007, June 30, 2007 and December 31, 2006, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $238,000, $42,000 and $171,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Registrant held its annual meeting of shareholders on November 15, 2007.
(b)

Linda K. Breathitt, Lanny D. Greer and Billy Joe Hall were elected to Delta’s Board of Directors for three-year terms expiring in 2010. Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. will continue to serve on Delta’s Board of Directors until the election in 2008. Michael J. Kistner and Michael R. Whitley will continue to serve on Delta’s Board of Directors until the election in 2009.

(c)	The total shares voted in the election of Directors were 2,931,458. There were no broker non-votes. The shares voted for each Nominee were:

Linda K. Breathitt	For	2,873,252	Withheld	58,206
Lanny D. Greer	For	2,877,052	Withheld	54,406
Billy Joe Hall	For	2,870,543	Withheld	60,915

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 4, 2008	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)