Form 10-Q
period 2008-03-31
DELTA NATURAL GAS CO INC
filed 2008-05-05
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

3,291,557 Shares of Common Stock, Par Value $1.00 Per Share, Outstanding as of March 31, 2008.

DELTA NATURAL GAS COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007

OPERATING REVENUES	$48,396,125	$41,022,436	$90,098,714	$82,570,003	$105,697,104	$96,996,523

OPERATING EXPENSES
Purchased gas	$33,707,814	$28,764,326	$60,952,455	$56,060,518	$70,952,306	$65,672,857
Operation and maintenance	3,384,612	3,432,718	9,470,490	9,164,134	12,890,964	12,504,049
Depreciation and amortization	929,256	1,209,638	3,231,574	3,425,719	4,503,494	4,502,695
Taxes other than income taxes	490,007	474,934	1,372,996	1,369,372	1,861,358	1,808,701

Total operating expenses	$38,511,689	$33,881,616	$75,027,515	$70,019,743	$90,208,122	$84,488,302

OPERATING INCOME	$9,884,436	$7,140,820	$15,071,199	$12,550,260	$15,488,982	$12,508,221

OTHER INCOME AND DEDUCTIONS, NET	16,963	21,956	36,362	62,220	108,408	216,102

INTEREST CHARGES	1,189,518	1,173,197	3,729,443	3,605,924	4,770,781	4,884,620

NET INCOME BEFORE INCOME TAXES	$8,711,881	$5,989,579	$11,378,118	$9,006,556	$10,826,609	$7,839,703

INCOME TAX EXPENSE	3,290,773	2,324,250	4,312,670	3,497,150	3,972,220	2,964,350

NET INCOME	$5,421,108	$3,665,329	$7,065,448	$5,509,406	$6,854,389	$4,875,353

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.65	$1.12	$2.15	$1.69	$2.09	$1.50

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTAND-ING (BASIC AND DILUTED)	3,288,205	3,269,289	3,283,147	3,263,194	3,280,809	3,260,442

DIVIDENDS DECLARED PER COMMON SHARE	$.31	$.305	$.93	$.915	$1.235	$1.215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,	March 31,
	2008	2007	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,944,259	$187,820	$1,615,077
Accounts receivable, less accumulated provisions for doubtful accounts of $420,000, $300,000 and $483,000, respectively	19,860,374	7,389,993	18,070,779
Gas in storage, at average cost	3,315,149	11,841,791	2,145,864
Deferred gas costs	1,900,797	2,941,826	826,698
Materials and supplies, at average cost	510,897	559,087	852,871
Prepayments	1,562,618	2,629,682	1,524,239
Total current assets	$29,094,094	$25,550,199	$25,035,528

PROPERTY, PLANT AND EQUIPMENT	$190,556,364	$187,148,032	$186,550,256
Less-Accumulated provision for depreciation	(66,989,321)	(64,879,205)	(64,166,120)
Net property, plant and equipment	$123,567,043	$122,268,827	$122,384,136

OTHER ASSETS
Cash surrender value of officers’ life insurance	$425,609	$425,609	$379,661
Note receivable from officer	-	-	44,000
Prepaid pension cost	883,123	951,571	5,028,666
Regulatory assets	8,150,894	8,220,590	4,175,131
Unamortized debt expense and other	2,886,787	2,984,154	3,027,092
Total other assets	$12,346,413	$12,581,924	$12,654,550

Total assets	$165,007,550	$160,400,950	$160,074,214

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

	March 31,	June 30,	March 31,
	2008	2007	2007

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,080,342	$10,299,066	$7,500,711
Notes payable	3,287,182	4,189,918	3,803,634
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	4,358,968	973,651	3,379,901
Customers’ deposits	612,802	482,446	594,863
Accrued interest on debt	862,990	865,871	858,695
Accrued vacation	679,701	702,521	676,292
Deferred income taxes	935,804	1,273,000	701,000
Other liabilities	412,607	459,651	406,924
Total current liabilities	$19,430,396	$20,446,124	$19,122,020

LONG-TERM DEBT	$58,402,000	$58,625,000	$58,645,000

DEFERRED CREDITS AND OTHER
Deferred income taxes	$23,816,043	$22,467,900	$22,176,088
Investment tax credits	186,750	213,600	222,850
Regulatory liabilities	2,305,714	2,503,256	2,468,022
Asset retirement obligations and other	2,132,816	1,716,599	1,916,195
Total deferred credits and other	$28,441,323	$26,901,355	$26,783,155

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
Total liabilities	$106,273,719	$105,972,479	$104,550,175

COMMON SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value)	$3,291,557	$3,277,106	$3,272,687
Premium on common shares	43,855,846	43,508,979	43,399,559
Retained earnings	11,586,428	7,642,386	8,851,793
Total common shareholders’ equity	$58,733,831	$54,428,471	$55,524,039

Total liabilities and common shareholders’ equity	$165,007,550	$160,400,950	$160,074,214

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

COMMON SHARES
Balance, beginning of period	$3,277,106	$3,256,043	$3,272,687	$3,250,768
Dividend reinvestment and stock purchase plan	14,451	16,644	18,870	21,919

Balance, end of period	$3,291,557	$3,272,687	$3,291,557	$3,272,687

PREMIUM ON COMMON SHARES
Balance, beginning of period	$43,508,979	$43,025,733	$43,399,559	$42,900,010
Dividend reinvestment and stock purchase plan	346,867	373,826	456,287	499,549

Balance, end of period	$43,855,846	$43,399,559	$43,855,846	$43,399,559

RETAINED EARNINGS
Balance, beginning of period	$7,642,386	$6,327,948	$8,851,793	$7,937,485
Adoption of FASB Interpretation No. 48	(68,630)	-	(68,630)	-
Beginning retained earnings, as adjusted	$7,573,756	$6,327,948	$8,783,163	$7,937,485

Net income	7,065,448	5,509,406	6,854,389	4,875,353

Cash dividends declared on common shares (See Consolidated Statements of Income for rates)	(3,052,776)	(2,985,561)	(4,051,124)	(3,961,045)

Balance, end of period	$11,586,428	$8,851,793	$11,586,428	$8,851,793

COMMON SHAREHOLDERS’ EQUITY
Balance, beginning of period	$54,428,471	$52,609,724	$55,524,039	$54,088,263
Adoption of FASB Interpretation No. 48	(68,630)	-	(68,630)	-
Beginning retained earnings, as adjusted	$54,359,841	$52,609,724	$55,455,409	$54,088,263

Net income	$7,065,448	$5,509,406	$6,854,389	$4,875,353
Issuance of common stock	361,318	390,470	475,157	521,468
Dividends on common stock	(3,052,776)	(2,985,561)	(4,051,124)	(3,961,045)

Balance, end of period	$58,733,831	$55,524,039	$58,733,831	$55,524,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended		Twelve Months Ended
	March 31		December 31
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,065,448	$5,509,406	$6,854,389	$4,875,353
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,594,421	3,770,883	4,981,458	5,063,294
Deferred income taxes and investment tax credits	873,847	1,417,138	1,802,009	2,616,954
Other, net	(153,058)	(146,061)	(212,823)	(156,865)
Decrease (increase) in assets	(2,906,037)	(907,196)	(3,928,431)	5,241,679
Increase (decrease) in liabilities	689,060	3,257,080	1,268,119	(197,199)

Net cash provided by operating activities	$9,163,681	$12,901,250	$10,764,721	$17,443,216

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(3,847,977)	$(5,536,987)	$(6,410,292)	$(7,594,052)
Proceeds from sale of property, plant and equipment	257,929	94,567	310,172	157,510
Net cash used in investing activities	$(3,590,048)	$(5,442,420)	$(6,100,120)	$(7,436,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(3,052,776)	$(2,985,561)	$(4,051,124)	$(3,961,045)
Issuance of common stock	361,318	390,470	475,157	521,468
Long-term debt issuance expense	-	(10,970)	-	(2,321,144)
Issuance of long-term debt	-	-	-	40,000,000
Repayment of long-term debt	(223,000)	(145,000)	(243,000)	(33,986,000)
Issuance of notes payable	57,005,260	45,547,004	62,976,861	61,626,943
Repayment of notes payable	(57,907,996)	(48,789,804)	(63,493,313)	(70,492,860)

Net cash used in financing activities	$(3,817,194)	$(5,993,861)	$(4,335,419)	$(8,612,638)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,756,439	$1,464,969	$329,182	$1,394,036

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,820	150,108	1,615,077	221,041

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,944,259	$1,615,077	$1,944,259	$1,615,077

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

(2)

In our opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2008 and 2007 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Twelve months ended financial information is provided for additional information only. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

The liability for unrecognized tax benefits expected to be recognized within the next twelve months has been presented in accrued taxes as a reduction to prepaid taxes which is included in prepayments on the March 31, 2008 Consolidated Balance Sheet. The liability for unrecognized tax benefits not expected to be recognized within the next twelve months has been presented in asset retirement obligations and other on the March 31, 2008 Consolidated Balance Sheet. Interest and penalties on tax uncertainties are classified in income tax expense on the Consolidated Statements of Income. During the quarter ended March 31, 2008, the statute of limitations expired for our 2004 Federal and 2003 Kentucky tax years. As a result, our unrecognized tax positions decreased $24,000, which primarily related to interest accrued on timing differences. The unrecognized tax positions decreased an additional $43,000 due to filing an automatic method change with the Internal Revenue Service related to one of our unrecognized positions. For the three, nine and twelve months ended March 31, 2008, an additional $11,000, $28,000 and $28,000, respectively, of interest was accrued which increased the liability for unrecognized tax benefits.

The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $90,000. It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months. However, it is not expected that such change will have a significant impact on our results of operations or financial position.  We file income tax returns in the federal and Kentucky jurisdictions. Tax years previous to June 30, 2005 and June 30, 2004 are no longer subject to examination for federal and Kentucky income taxes, respectively.

(4)	We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the latest date of each meter reading cycle to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	March 31,	June 30,	March 31,
(000)	2008	2007	2007

Unbilled revenues ($)	6,041	1,058	3,437
Unbilled gas costs ($)	3,763	497	1,899
Unbilled volumes (Mcf)	360	48	220

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(5)	Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2008	2007	2008	2007	2008	2007

Service cost	187	179	561	537	740	716
Interest cost	187	175	559	525	734	700
Expected return on plan assets	(247)	(249)	(740)	(747)	(989)	(996)
Amortization of unrecognized net loss	62	58	188	174	246	233
Amortization of prior service cost	(21)	(21)	(65)	(63)	(86)	(86)
Net periodic benefit cost	168	142	503	426	645	567

(6)

Our note receivable from an officer on the accompanying March 31, 2007 Consolidated Balance Sheet relates to a $160,000 loan to Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer.

(7)

The current available bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $3,287,000, $4,190,000 and $3,804,000 were borrowed having a weighted average interest rate of 3.86%, 6.32% and 6.32% as of March 31, 2008, June 30, 2007 and March 31, 2007, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus .75% on the used bank line of credit. The bank line of credit extends through October 31, 2009.

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

(8)

We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. If the change in ownership occurred on March 31, 2008 and lump sum payments were made to all four officers in accordance with the agreements, approximately $3.0 million would be paid in addition to the continuation of specified benefits for up to five years.

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

Segment information is shown below for the periods:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2008	2007	2008	2007	2008	2007
Operating Revenues
Regulated
External customers	27,121	22,737	48,812	45,228	57,083	52,372
Intersegment	1,386	1,216	3,168	2,939	3,872	3,665
Total regulated	28,507	23,953	51,980	48,167	60,955	56,037

Non-regulated
External customers	21,275	18,285	41,287	37,342	48,614	44,625

Eliminations for intersegment	(1,386)	(1,216)	(3,168)	(2,939)	(3,872)	(3,665)
Total operating revenues	48,396	41,022	90,099	82,570	105,697	96,997

Net Income
Regulated	3,483	2,302	3,889	2,604	3,707	1,891
Non-regulated	1,938	1,363	3,176	2,905	3,147	2,984
Total net income	5,421	3,665	7,065	5,509	6,854	4,875

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

On June 30, 2007, we adopted the requirement to recognize the funded status of our defined benefit plan on our Consolidated Balance Sheet. The requirement to measure plan assets and benefit obligations as of our fiscal year-end shall be effective for our fiscal 2009 year-end. We do not expect this requirement to have a material impact on our results of operations or financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2008 OVERVIEW AND FUTURE OUTLOOK

Consolidated net income per share for the nine months ended March 31, 2008 of $2.15 increased $.46 per share from the net income per share for the nine months ended March 31, 2007 of $1.69. The increase is due to a $1,285,000 increase in our regulated net income as a result of the implementation of new base rates, as approved by the Kentucky Public Service Commission effective October 20, 2007. Additionally, our non-regulated net income increased $271,000 due to a combination of higher prices and increase in volumes sold.

The results for the year ended June 30, 2008 should continue to be impacted by the new base rates implemented effective October 20, 2007, which were designed to annually generate an additional $3,920,000 of revenue.

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

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable decreased to $3,287,000 at March 31, 2008, compared to $4,190,000 at June 30, 2007 and $3,804,000 at March 31, 2007. These decreases reflect the seasonal nature of our sales and cash needs. Our liquidity is impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $3,848,000 and $6,410,000 during the nine and twelve months ended March 31, 2008, respectively. During the nine and twelve months ended March 31, 2008 and 2007 cash provided by operating activities exceeded our capital expenditures. However, in periods when cash provided by operating activities is not sufficient to meet our capital requirements, we finance the balance of our capital expenditures on an interim basis through this bank line of credit. We periodically repay our short-term borrowings under our bank line of credit by using the net proceeds from the sale of long-term debt and equity securities, as was done in April, 2006 by a $3,830,000 repayment in connection with the issuance of the 5.75% Insured Quarterly Notes.

Long-term debt decreased to $58,402,000 at March 31, 2008, compared with $58,625,000 at June 30, 2007 and $58,645,000 at March 31, 2007. These decreases resulted from the redemption of the Debentures and Insured Quarterly Notes, which allow for limited redemptions to be made to certain holders or their beneficiaries.

Cash and cash equivalents increased to $1,944,000 at March 31, 2008, compared with $188,000 at June 30, 2007 and $1,615,000 at March 31, 2007. These increases in cash and cash equivalents for nine and twelve months ended March 31, 2008 are summarized in the following table:

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
($000)	2008	2007	2008	2007

Provided by operating activities	9,163	12,901	10,764	17,443
Used in investing activities	(3,590)	(5,442)	(6,100)	(7,437)
Used in financing activities	(3,817)	(5,994)	(4,335)	(8,612)
Increase in cash and cash equivalents	1,756	1,465	329	1,394

For the nine months ended March 31, 2008, $3,737,000 less cash was provided by operating activities as compared with the nine months ended March 31, 2007. Due to increased gas prices, volumes purchased and the timing of payables, $8,738,000 more cash was used for the purchase of gas. This increase in cash paid for gas was partially offset by a $4,293,000 increase in cash received from customers due to increased sales, net of increased customer receivables.

For the twelve months ended March 31, 2008, $6,678,000 less cash was provided by operating activities compared with the twelve months ended March 31, 2007. Due to increased gas prices, volumes purchased and the timing of payables, $11,444,000 more cash was used for the purchase of gas. This increase in cash paid for gas was partially offset by a $4,981,000 increase in cash received from customers due to increased sales, net of increased customer receivables.

Changes in cash used in investing activities result primarily from the change in level of capital expenditures between periods.

For the nine months ended March 31, 2008, $2,177,000 less cash was used in financing activities as compared with the nine months ended March 31, 2007, primarily due to decreased net repayments on our bank line of credit during the same time period.

For the twelve months ended March 31, 2008, $4,278,000 less cash was used in financing activities as compared with the twelve months ended March 31, 2007. During the twelve months ended March 31, 2007 we refinanced a portion of our long-term debt and the net proceeds from the refinancing were used to repay a portion of our bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2008 to be $6.3 million.

Sufficiency of Future Cash Flows

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit is $40,000,000, of which $3,287,000 was borrowed at March 31, 2008, and was classified as notes payable in the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and extends through October 31, 2009.

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

In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2008 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2008 compared to 2007
	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
($000)	March 31,	March 31,	March 31,

Increase (decrease) in regulated gross margins Gas sales	1,023	1,131	1,676
On-system transportation	163	115	75
Off-system transportation	218	742	1,015
Other	(145)	(206)	(196)
Total	1,259	1,782	2,570

Increase (decrease) in non-regulated gross margins Gas sales	1,143	770	754
Other	28	86	97
Total	1,171	856	851

Increase in consolidated gross margins	2,430	2,638	3,421
Percentage increase (decrease) in regulated volumes
Gas sales	1.5	(4.1)	(0.8)
On-system transportation	1.9	(4.9)	(5.7)
Off-system transportation	16.6	29.7	29.5

Percentage increase in non-regulated gas sales volumes	2.5	5.6	4.4

Heating degree days were 102%, 95% and 95% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2008, respectively, as compared with 94%, 94% and 93% of normal temperatures in the 2007 periods. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended March 31, 2008, consolidated gross margins increased $2,430,000 (20%) due to increases in our regulated and non-regulated gross margins of $1,259,000 (15%) and $1,171,000 (33%), respectively. Our regulated margin for gas sales increased $1,023,000 (13%) primarily due to increased base rates which became effective October 20, 2007. Our regulated off-system transportation gross margins increased $218,000 due to a 17% increase in volumes transported. Our non-regulated gross margins increased $1,171,000 (33%) due to higher sales prices.

For the nine months ended March 31, 2008, consolidated gross margins increased $2,638,000 (10%) due to increases in our regulated and non-regulated gross margins of $1,782,000 (10%) and $856,000 (11%), respectively. Our regulated margin for gas sales increased $1,131,000 (7%) due to increased base rates which became effective October 20, 2007. The new base rates allocated 68% of the increase to the monthly customer charge to partially decouple rates from volumes. Our regulated off-system transportation gross margins increased $742,000 due to a

30% increase in volumes transported. Our non-regulated gross margins increased $856,000 (11%) due to increased prices and a 6% increase in volumes sold.

For the twelve months ended March 31, 2008, consolidated gross margins increased $3,421,000 (11%) due to increases in our regulated and non-regulated gross margins of $2,570,000 (12%) and $851,000 (9%), respectively. Our regulated margin for gas sales increased $1,676,000 (9%) due to increased base rates that became effective October 20, 2007. Our regulated off-system transportation gross margins increased $1,015,000 due to a 30% increase in volumes transported. Our non-regulated gross margins increased $851,000 (9%) due to increased prices and a 4% increase in volumes transported.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization decreased $281,000 (23%) due to lower depreciation rates approved by the Kentucky Public Service Commission that became effective October 20, 2007. The decrease was partially offset by increases in depreciable plant resulting from capital expenditures which relate to the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Other Income and Deductions, Net

For the twelve months ended March 31, 2008, other income and deductions, net decreased $108,000 (50%). The decrease was due to investment income received during the twelve months ended March 31, 2007 on cash invested when we refinanced a portion of our long-term debt.

Income Taxes

For the three, nine and twelve months ended March 31, 2008, income taxes increased $967,000 (42%), $816,000 (23%) and $1,008,000 (34%), respectively. The changes in income taxes are attributable to changes in net income before income taxes for the same time periods.

Basic and Diluted Earnings Per Common Share

For the three, nine and twelve months ended March 31, 2008 and 2007, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas. Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. For our regulated business, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.

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

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balances on our bank line of credit were $3,287,000, $4,190,000 and $3,804,000 on March 31, 2008, June 30, 2007 and March 31, 2007, respectively. The weighted average interest rates on our bank line of credit were 3.86%, 6.32%, and 6.32% on March 31, 2008, June 30, 2007 and March 31, 2007, respectively. Based on the amounts of our outstanding bank line of credit on March 31, 2008, June 30, 2007 and March 31, 2007, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $33,000, $42,000 and $38,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: May 5, 2008	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)