Form 10-Q
period 2008-09-30
DELTA NATURAL GAS CO INC
filed 2008-11-07
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,301,117 Shares of Common Stock, Par Value $1.00 Per Share, Outstanding as of September 30, 2008.

DELTA NATURAL GAS COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

OPERATING REVENUES	$18,108,090	$12,404,170	$118,361,037	$97,459,212

OPERATING EXPENSES
Purchased gas	$12,323,096	$7,909,201	$81,296,282	$65,406,707
Operation and maintenance	2,826,055	2,896,147	14,058,527	12,792,384
Depreciation and amortization	949,903	1,259,028	3,862,020	4,821,432
Taxes other than income taxes	438,700	442,713	1,807,218	1,847,781

Total operating expenses	$16,537,754	$12,507,089	$101,024,047	$84,868,304

OPERATING INCOME (LOSS)	$1,570,336	$(102,919)	$17,336,990	$12,590,908

OTHER INCOME AND DEDUCTIONS, NET	(8,638)	14,202	60,681	126,520

INTEREST CHARGES	1,145,967	1,209,062	4,707,394	4,681,865

NET INCOME (LOSS) BEFORE INCOME TAXES	$415,731	$(1,297,779)	$12,690,277	$8,035,563

INCOME TAX EXPENSE (BENEFIT)	142,516	(486,834)	4,776,250	3,011,416

NET INCOME (LOSS)	$273,215	$(810,945)	$7,914,027	$5,024,147

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.08	$(.25)	$2.41	$1.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,297,671	3,278,556	3,290,273	3,271,031

DIVIDENDS DECLARED PER COMMON SHARE	$.32	$.31	$1.25	$1.225

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,	September 30,
	2008	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$885,554	$249,859	$283,736
Accounts receivable, less allowances for doubtful accounts of $409,000, $465,000 and $180,000, respectively	8,969,495	11,437,219	8,701,983
Gas in storage, at average cost	25,758,024	14,476,393	18,185,078
Deferred gas costs	8,101,290	4,612,752	3,352,647
Materials and supplies, at average cost	577,757	565,333	565,704
Prepayments	3,580,039	2,683,854	3,575,199
Total current assets	$47,872,159	$34,025,410	$34,664,347

PROPERTY, PLANT AND EQUIPMENT	$194,253,594	$192,127,184	$188,349,368
Less-Accumulated provision for depreciation	(68,543,406)	(67,754,068)	(65,854,219)
Net property, plant and equipment	$125,710,188	$124,373,116	$122,495,149

OTHER ASSETS
Cash surrender value of officers’ life insurance	$444,312	$444,312	$425,609
Prepaid pension cost	1,829,872	1,423,932	1,110,665
Regulatory assets	7,632,561	7,713,358	8,240,642
Unamortized debt expense and other	2,774,096	2,834,728	2,937,041
Total other assets	$12,680,841	$12,416,330	$12,713,957

Total assets	$186,263,188	$170,814,856	$169,873,453

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

	September 30,	June 30,	September 30,
	2008	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$11,076,760	$12,154,432	$7,271,806
Notes payable	24,698,334	6,828,791	18,589,434
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,230,580	1,656,391	1,251,885
Customers’ deposits	490,869	505,058	479,465
Accrued interest on debt	862,003	865,727	866,822
Accrued vacation	729,741	720,625	708,277
Deferred income taxes	1,628,913	1,483,700	956,140
Other liabilities	414,047	418,239	454,446
Total current liabilities	$42,331,247	$25,832,963	$31,778,275

LONG-TERM DEBT	$58,242,000	$58,318,000	$58,507,000

DEFERRED CREDITS AND OTHER
Deferred income taxes	$24,516,681	$24,576,000	$22,301,883
Investment tax credits	169,475	177,800	204,650
Regulatory liabilities	1,948,841	2,144,951	2,394,220
Asset retirement obligations and other	2,193,725	2,171,557	2,038,603
Total deferred credits and other	$28,828,722	$29,070,308	$26,939,356

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
Total liabilities	$129,401,969	$113,221,271	$117,224,631

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value), 20,000,000 shares authorized; 3,301,117, 3,295,759 and 3,281,814 shares outstanding at September 30, 2008, June 30, 2008 and September 30, 2007, respectively	$3,301,117	$3,295,759	$3,281,814
Premium on common shares	44,106,021	43,967,481	43,620,293
Retained earnings	9,454,081	10,330,345	5,746,715
Total shareholders’ equity	$56,861,219	$57,593,585	$52,648,822

Total liabilities and shareholders’ equity	$186,263,188	$170,814,856	$169,873,453

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

COMMON SHARES
Balance, beginning of period	$3,295,759	$3,277,106	$3,281,814	$3,261,034
Dividend reinvestment and stock purchase plan	5,358	4,708	19,303	20,780

Balance, end of period	$3,301,117	$3,281,814	$3,301,117	$3,281,814

PREMIUM ON COMMON SHARES
Balance, beginning of period	$43,967,481	$43,508,979	$43,620,293	$43,146,455
Dividend reinvestment and stock purchase plan	138,540	111,314	485,728	473,838

Balance, end of period	$44,106,021	$43,620,293	$44,106,021	$43,620,293

RETAINED EARNINGS
Balance, beginning of period	$10,330,345	$7,642,386	$5,746,715	$4,797,884
Adoption of FASB Interpretation No. 48	—	(68,630)	—	(68,630)
Adoption of FASB Statement No. 158 (net of $57,699 of tax)	(94,300)	—	(94,300)	—
Balance, beginning of period, as adjusted	$10,236,045	$7,573,756	$5,652,415	$4,729,254
Net income (loss)	273,215	(810,945)	7,914,027	5,024,147
Dividends declared on common
shares (See Consolidated Statements of
Income (Loss) for rates)	(1,055,179)	(1,016,096)	(4,112,361)	(4,006,686)

Balance, end of period	$9,454,081	$5,746,715	$9,454,081	$5,746,715

COMMON SHAREHOLDERS’ EQUITY
Balance, beginning of period	$57,593,585	$54,428,471	$52,648,822	$51,205,373
Adoption of FASB Interpretation No. 48	—	(68,630)	—	(68,630)
Adoption of FASB Statement No. 158 (net of $57,699 of tax)	(94,300)	—	(94,300)	—
Balance, beginning of period, as adjusted	$57,499,285	$54,359,841	$52,554,522	$51,136,743
Net income (loss)	273,215	(810,945)	7,914,027	5,024,147
Issuance of common stock	143,898	116,022	505,031	494,618
Dividends on common stock	(1,055,179)	(1,016,096)	(4,112,361)	(4,006,686)

Balance, end of period	$56,861,219	$52,648,822	$56,861,219	$52,648,822

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$273,215	$(810,945)	$7,914,027	$5,024,147
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,076,688	1,374,143	4,362,955	5,281,869
Deferred income taxes and investment tax credits	61,519	(569,977)	2,726,496	1,805,673
Gain on sale of asset	(156,023)	—	(172,978)	—
Other - net	(185,239)	(57,752)	(355,511)	(192,155)
Increase in assets	(13,886,063)	(8,584,798)	(14,843,833)	(5,245,993)
Increase (decrease) in liabilities	(1,673,783)	(2,513,700)	3,620,755	1,398,699

Net cash provided by (used in) operating activities	$(14,489,686)	$(11,163,029)	$3,251,911	$8,072,240

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,108,265)	$(2,136,987)	$(5,520,984)	$(8,329,019)
Proceeds from sale of property, plant and equipment	351,384	14,490	634,321	130,167

Net cash used in investing activities	$(1,756,881)	$(2,122,497)	$(4,886,663)	$(8,198,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(1,055,179)	$(1,016,096)	$(4,112,361)	$(4,006,686)
Issuance of common stock, net	143,898	116,022	505,031	494,618
Long-term debt issuance expense	—	—	—	(5,000)
Repayment of long-term debt	(76,000)	(118,000)	(265,000)	(283,000)
Borrowings on bank line of credit	31,416,621	22,108,452	73,911,126	55,353,670
Repayment of bank line of credit	(13,547,078)	(7,708,936)	(67,802,226)	(51,336,503)

Net cash provided by financing activities	$16,882,262	$13,381,442	$2,236,570	$217,099

NET INCREASE IN CASH AND CASH EQUIVALENTS	$635,695	$95,916	$601,818	$90,487

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	249,859	187,820	283,736	193,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$885,554	$283,736	$885,554	$283,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Delta Natural Gas Company, Inc. (“Delta” or “the Company”) distributes or transports natural gas to approximately 38,000 customers. Our distribution and transmission systems are located in central and southeastern Kentucky and we own and operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system. We have three wholly-owned subsidiaries. Delta Resources, Inc. buys gas and resells it to industrial or other large use customers on Delta’s system. Delgasco, Inc. buys gas and resells it to Delta Resources, Inc. and to customers not on Delta’s system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

(2)

All adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2008 and 2007 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Twelve month ended financial information is provided for additional information only. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2008.

(3)

Pursuant to Financial Accounting Standards Board Interpretation No. 48, we recognize a liability for unrecognized tax positions for those tax positions taken on tax returns which are not deemed more likely than not to be sustained on examination by the taxing authorities. In fiscal 2008, we filed a method change with the Internal Revenue Service related to the timing of deducting certain expenses. During the quarter ended September 30, 2008, we received approval for the method change. As a result of the method change, our liability for unrecognized tax positions decreased $265,000 of which $45,000 represented interest previously accrued on the unrecognized tax position and $220,000 represented deferred taxes on the unrecognized tax position.

(4)

In September, 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 contains provisions relating to disclosure and recognition which we adopted effective June 30, 2007. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer’s fiscal year in fiscal years beginning after December 15, 2007. Effective July 1, 2008, we adopted the measurement date provision of Statement No. 158, which required us to change the measurement date of our defined benefit plan from March 31 to June 30. Pension costs from April 1, 2008 to June 30, 2009 are $760,000. Of this amount, $152,000 was attributable to the change in measurement dates. Accordingly, we recognized a $119,000 decrease in our prepaid pension and a $33,000 decrease in our unrecovered pension expense regulatory asset. These decreases were accounted for as a reduction to beginning retained earnings as of July 1, 2008, net of $58,000 of tax.

(5)

In September, 2006, the Financial Accounting Standards Board issued Statement No. 157, entitled Fair Value Measures, and in February, 2007 it issued Statement No. 159, entitled The Fair Value Option for Financial Assets and Financial Liabilities. Both statements were effective for us beginning July 1, 2008. The statements define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. Upon adoption, these statements did not have a material impact on our results of operations or financial positions.

In February, 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. 157-2, entitled Effective Date of Financial Accounting Standards Board Statement No. 157, which delays the effective date of Statement No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

(6)

In March, 2008, the Financial Accounting Standards Board issued Statement No. 161, entitled Disclosures about Derivative Instruments and Hedging Activities. Statement No. 161 enhances the disclosures as required by Statement No. 133. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged instruments are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We do not expect this statement, which shall be effective for our quarter ending March 31, 2009, to have an impact on our results of operations or financial position.

(7)	We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer’s meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	September 30,	June 30,	September 30,
(000)	2008	2008	2007

Unbilled revenues ($)	1,677	1,579	1,237
Unbilled gas costs ($)	835	736	618
Unbilled volumes (Mcf)	48	51	51

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(8)	Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2008	2007	2008	2007

Service cost	169	187	730	724
Interest cost	203	187	762	712
Expected return on plan assets	(253)	(247)	(993)	(994)
Amortization of unrecognized net loss	55	62	242	236
Amortization of prior service cost	(22)	(21)	(86)	(84)
Net periodic benefit cost	152	168	655	594

(9)

The current available bank line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $24,698,000, $6,829,000 and $18,589,000 were borrowed having a weighted average interest rate of 3.24%, 3.21% and 6.72%, as of September 30, 2008, June 30, 2008 and September 30, 2007, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus .75% on the used bank line of credit. The annual cost of the unused bank line of credit is .125% and the bank line of credit extends through October 31, 2009.

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

(11)	We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.
(12)

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

In July, 2008, the Kentucky Public Service Commission approved in Case No. 2008-00062 our request to implement a conservation and efficiency program for our residential customers. The program provides for us to perform energy audits, promote conservation awareness, and provide rebates on the purchase of certain high-efficiency appliances. The program helps to align our interests with our residential customers by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation. Our rates will be adjusted annually, beginning in February, 2009, to recover the costs incurred under these programs, including the reimbursement of margins on lost sales and the incentives provided to us.

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

(13)

Our Company has two segments: (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the geographic area of central and southeastern Kentucky. Virtually all of the revenue recorded under both segments comes from the sale or transportation of natural gas. Price risk for the regulated segment is mitigated through our gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission. Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies.

A single customer, Citizens Gas Utility District, provided $4,627,000 and $17,902,000 of non-regulated revenues for the three and twelve months ended September 30, 2008, respectively. Citizens Gas Utility District provided $2,161,000 and $9,870,000 of non-regulated revenues for the three and twelve months ended September 30, 2007, respectively. There is no assurance that revenues from them will continue at these levels.

For the three and twelve months ended September 30, 2008 and 2007, we purchased approximately 99% of our natural gas from interstate sources. We utilize Atmos Energy Marketing and M & B Gas Services to fulfill our interstate purchase requirements.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2008. Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation and gas storage services. Intersegment transportation revenue and expense are recorded at our tariff rates. Revenues and expenses for the storage of natural gas is recorded based on quantities stored. Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2008	2007	2008	2007
Operating Revenues
Regulated
External customers	6,649	5,268	59,600	53,615
Intersegment	762	696	4,083	3,582
Total regulated	7,411	5,964	63,683	57,197

Non-regulated
External customers	11,459	7,136	58,761	43,844

Eliminations for intersegment	(762)	(696)	(4,083)	(3,582)
Total operating revenues	18,108	12,404	118,361	97,459

Net Income (Loss)
Regulated	(460)	(1,200)	4,096	2,233
Non-regulated	733	389	3,818	2,791
Total net income (loss)	273	(811)	7,914	5,024

(14)

During the quarter ended September 30, 2008, we sold two surplus office buildings for $335,000, which resulted in us recording $156,000 of gains on the sales. The gains are included in operation and maintenance expense in the Consolidated Statements of Income (Loss).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2008 OVERVIEW AND FUTURE OUTLOOK

For the three months ended September 30, 2008, consolidated net income per share of $0.08 increased $0.33 per share from the consolidated net loss per share of $0.25 for the three months ended September 30, 2007. The increase is due to a $740,000 decrease in the net loss for the regulated segment and a $344,000 increase in net income from our non-regulated segment.

Due to the seasonality of our regulated business, we traditionally incur a consolidated net loss in the first quarter of our fiscal year. The regulated segment historically sells only 6% of its annual volumes during the quarter, while 25% of the annual fixed costs are incurred. However, this loss decreased in the current year due to increased base rates which became effective October 20, 2007. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenues from volumes of gas sold. Additionally, our non-regulated net income increased due to higher gas prices.

Our 2009 results will be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service, a trend we have experienced for the last several fiscal years.

We expect our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2009, as in recent years, based on contracts currently in place. Future profitability of the non-regulated segment, though, is dependent on the business plans of a few large customers and the market prices of natural gas, which are both out of our control. If natural gas prices continue to increase, we expect to experience a corresponding increase in our non-regulated margins related to our natural gas production activities. However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $24,698,000 at September 30, 2008, compared with $6,829,000 at June 30, 2008 and $18,589,000 at September 30, 2007. This increase reflects the seasonal nature of our sales and cash needs. Our cash requirements during the quarters ended September 30, 2008 and 2007 exceeded cash provided by operations, primarily due to the purchase of natural gas which is injected into storage for use during the heating months. Additionally, our liquidity is impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $2,108,000 during the three months ended September 30, 2008. We finance the balance of our capital expenditures on an interim basis through this bank line of credit.

Long-term debt decreased to $58,242,000 at September 30, 2008, compared with $58,318,000 at June 30, 2008 and $58,507,000 at September 30, 2007. These decreases resulted from provisions in the Debentures and Insured Quarterly Notes allowing limited redemptions to be made to certain holders or their beneficiaries.

Cash and cash equivalents increased to $886,000 at September 30, 2008, compared with $250,000 at June 30, 2008 and $284,000 at September 30, 2007. These increases in cash and cash equivalents for the three and twelve months ended September 30, 2008 are summarized in the following table:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2008	2007	2008	2007

Provided by (used in) operating activities	(14,489)	(11,163)	3,252	8,072
Used in investing activities	(1,757)	(2,122)	(4,887)	(8,199)
Provided by financing activities	16,882	13,381	2,237	217
Increase in cash and cash equivalents	636	96	602	90

For the three months ended September 30, 2008, cash used in operating activities increased $3,326,000 (30%), as compared with the three months ended September 30, 2007. We paid an additional $7,215,000 for gas due to increased prices and the timing of payables. This increase was partially offset by $5,512,000 more cash received from customers due to higher sales prices (see related discussion in Results of Operations).

For the twelve months ended September 30, 2008, cash provided by operating activities decreased $4,820,000 (60%). We paid an additional $18,434,000 for gas due to higher gas prices and increased quantities purchased. This increase was partially offset by $14,613,000 more cash received from customers due to higher sales prices and the timing of collections.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the three and twelve months ended September 30, 2008, cash provided by financing activities increased $3,501,000 and $2,020,000, respectively, due to increased net borrowings on our bank line of credit.

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

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit is $40,000,000, of which $24,698,000 was borrowed at September 30, 2008 and classified as notes payable on the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and extends through October 31, 2009.

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

RESULTS OF OPERATIONS

Gross Margins

Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses. Therefore, throughout the following Results of Operations, we refer to “gross margin”. With respect to our regulated and non-regulated segments, gross margin refers to operating revenues less purchased gas expense, which can be derived directly from our Consolidated Statements of Income. Operating Income as presented on the Consolidated Statements of Income (Loss) is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP). “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our operations. The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three and twelve months ended September 30, 2008 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2008 compared to 2007
	Three Months	Twelve Months
	Ended	Ended
($000)	September 30,	September 30,

Increase (decrease) in regulated gross margins Gas sales	563	1,975
On-system transportation	25	305
Off-system transportation	107	796
Other	(39)	(415)
Total	656	2,661

Increase in non-regulated gross margins Gas sales	605	2,243
Other	29	109
Total	634	2,352

Increase in consolidated gross margins	1,290	5,013
Percentage increase (decrease) in regulated volumes
Gas sales	(7)	(5)
On-system transportation	(7)	(3)
Off-system transportation	9	24

Percentage increase in non-regulated gas sales volumes	6	11

Heating degree days were 95% of normal thirty year average temperatures for the twelve months ended September 30, 2008 as compared with 93% of normal temperatures in 2007. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended September 30, 2008, consolidated gross margins increased $1,290,000 (29%) due to increases in our regulated and non-regulated gross margins of $656,000 (21%) and $634,000 (45%), respectively. Our regulated margin for gas sales increased $563,000 (27%) primarily due to increased base rates which became effective October 20, 2007. Our regulated off-system transportation gross margins increased $107,000 (13%) primarily due to a 9% increase in volumes transported. Our non-regulated gross margins increased $634,000 (45%) due to higher sales prices.

For the twelve months ended September 30, 2008, consolidated gross margins increased $5,013,000 (16%) due to increases in our regulated and non-regulated gross margins of $2,661,000 (12%) and $2,352,000 (25%), respectively. Our regulated margin for gas sales increased $1,975,000 (11%) primarily due to increased base rates which became effective October 20, 2007. Our regulated off-system transportation gross margins increased $796,000 (25%) primarily due to a 24% increase in volumes transported. Our non-regulated gross margins increased $2,352,000 (25%) due to higher sales prices.

Operation and Maintenance

          For the three months ended September 30, 2008, operation and maintenance decreased $70,000 (2%) due to $156,000 of gains on the sales of two surplus buildings. These gains were partially offset by increases due to the timing of certain expenses as compared to the three months ended September 30, 2007.

For the twelve months ended September 30, 2008, operations and maintenance increased $1,267,000 (10%) due to increased uncollectible expense ($416,000), increased storage maintenance expense ($317,000), increased labor expense ($225,000), increased transportation expenses ($206,000) and increased maintenance of transmission and distribution mains ($139,000). These increases were partially offset by $156,000 of gains on the sales of two surplus buildings.

Depreciation and Amortization

          For the three and twelve months ended September 30, 2008, depreciation and amortization decreased $309,000 (25%) and $959,000 (20%). The decreases were due to lower depreciation rates approved by the Kentucky Public Service Commission that became effective October 20, 2007. The decreases were partially offset by increases in depreciable plant resulting from capital expenditures which relate to the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Income Tax Expense (Benefit)

          For the three and twelve months ended September 30, 2008, income tax expense increased $630,000 (129%) and $1,765,000 (59%) as a result of changes in net income (loss) before income taxes.

Basic and Diluted Earnings Per Common Share

For the three and twelve months ended September 30, 2008 and 2007, our basic earnings (loss) per common share changed as a result of changes in net income (loss) and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to price risk resulting from changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Statement of Financial Accounting Standards No. 133, entitled Accounting for Derivatives Instruments and Hedging Activities.

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly

London Interbank Offered Rate. The balances on our bank line of credit were $24,698,000, $6,829,000 and $18,589,000 on September 30, 2008, June 30, 2008 and September 30, 2007, respectively. The weighted average interest rates on our bank line of credit were 3.24%, 3.21% and 6.72% on September 30, 2008, June 30, 2008 and September 30, 2007, respectively. Based on the amounts of our outstanding bank line of credit on September 30, 2008, June 30, 2008 and September 30, 2007, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $247,000, $68,000 and $186,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008. During the quarter ended September 30, 2008, we implemented a new gas accounting system. As part of the system implementation we have reviewed the controls affected by the new system and have modified our internal controls accordingly. Although we do not believe that our prior gas accounting system had any significant deficiencies or material weaknesses, we expect the implementation of the new system to enhance our internal control over financial reporting. Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: November 7, 2008	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)