Form 10-Q
period 2008-12-31
DELTA NATURAL GAS CO INC
filed 2009-02-03
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

3,307,446 Shares of Common Stock, Par Value $1.00 Per Share, Outstanding as of December 31, 2008.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007

OPERATING REVENUES	$33,957,969	$29,298,418	$52,066,058	$41,702,589	$123,020,587	$98,323,415

OPERATING EXPENSES
Purchased gas	$24,081,852	$19,335,440	$36,404,948	$27,244,641	$86,042,694	$66,008,819
Operation and maintenance	5,155,649	3,189,731	7,981,705	6,085,879	16,024,446	12,939,068
Depreciation and amortization	961,383	1,043,289	1,911,286	2,302,318	3,780,114	4,783,875
Taxes other than income taxes	445,575	440,276	884,275	882,989	1,812,515	1,846,286

Total operating expenses	$30,644,459	$24,008,736	$47,182,214	$36,515,827	$107,659,769	$85,578,048

OPERATING INCOME	$3,313,510	$5,289,682	$4,883,844	$5,186,762	$15,360,818	$12,745,367

OTHER INCOME AND DEDUCTIONS, NET	(78,620)	5,197	(87,257)	19,400	(23,136)	113,401

INTEREST CHARGES	1,264,211	1,330,863	2,410,177	2,539,925	4,640,742	4,754,460

NET INCOME BEFORE INCOME TAXES	$1,970,679	$3,964,016	$2,386,410	$2,666,237	$10,696,940	$8,104,308

INCOME TAX EXPENSE	741,675	1,508,731	884,191	1,021,897	4,009,194	3,005,697

NET INCOME	$1,229,004	$2,455,285	$1,502,219	$1,644,340	$6,687,746	$5,098,611

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$.37	$.75	$.46	$.50	$2.03	$1.56

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTAND-ING (BASIC AND DILUTED)	3,303,313	3,283,130	3,300,403	3,280,704	3,295,341	3,276,034

DIVIDENDS DECLARED PER COMMON SHARE	$.32	$.31	$.64	$.62	$1.26	$1.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,	December 31,
	2008	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$324,863	$249,859	$680,811
Accounts receivable, less allowances for doubtful accounts of $852,000, $465,000 and $252,000, respectively	18,602,820	11,437,219	19,648,063
Gas in storage, at average cost	21,183,038	14,476,393	16,391,139
Deferred gas costs	6,032,930	4,612,752	3,377,138
Materials and supplies, at average cost	588,409	565,333	503,029
Prepayments	4,178,350	2,683,854	3,862,022
Total current assets	$50,910,410	$34,025,410	$44,462,202

PROPERTY, PLANT AND EQUIPMENT	$195,391,491	$192,127,184	$189,900,707
Less-Accumulated provision for depreciation	(69,259,827)	(67,754,068)	(66,640,646)
Net property, plant and equipment	$126,131,664	$124,373,116	$123,260,061

OTHER ASSETS
Cash surrender value of officers’ life insurance	$384,940	$444,312	$425,609
Prepaid pension cost	1,677,932	1,423,932	943,100
Regulatory assets	7,648,521	7,713,358	8,203,349
Unamortized debt expense and other	2,758,250	2,834,728	2,944,110
Total other assets	$12,469,643	$12,416,330	$12,516,168

Total assets	$189,511,717	$170,814,856	$180,238,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

	December 31,	June 30,	December 31,
	2008	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,868,368	$12,154,432	$9,015,838
Notes payable	28,652,755	6,828,791	23,798,147
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,388,248	1,656,391	1,537,290
Customers’ deposits	621,511	505,058	611,016
Accrued interest on debt	859,592	865,727	869,543
Accrued vacation	605,410	720,625	593,515
Deferred income taxes	1,628,814	1,483,700	963,559
Other liabilities	470,066	418,239	472,954
Total current liabilities	$44,294,764	$25,832,963	$39,061,862

LONG-TERM DEBT	$58,063,000	$58,318,000	$58,402,000

DEFERRED CREDITS AND OTHER
Deferred income taxes	$25,695,748	$24,576,000	$23,784,513
Investment tax credits	161,150	177,800	195,700
Regulatory liabilities	1,872,704	2,144,951	2,348,392
Asset retirement obligations and other	2,246,334	2,171,557	2,245,516
Total deferred credits and other	$29,975,936	$29,070,308	$28,574,121

COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
Total liabilities	$132,333,700	$113,221,271	$126,037,983

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized; 3,307,446, 3,295,759, and
3,286,276 shares outstanding at December 31,
2008, June 30, 2008 and December 31, 2007,
respectively	$3,307,446	$3,295,759	$3,286,276
Premium on common shares	44,244,428	43,967,481	43,729,714
Retained earnings	9,626,143	10,330,345	7,184,458
Total shareholders’ equity	$57,178,017	$57,593,585	$54,200,448

Total liabilities and shareholders’ equity	$189,511,717	$170,814,856	$180,238,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

COMMON SHARES
Balance, beginning of period	$3,295,759	$3,277,106	$3,286,276	$3,267,942
Dividend reinvestment and stock purchase plan	11,687	9,170	21,170	18,334

Balance, end of period	$3,307,446	$3,286,276	$3,307,446	$3,286,276

PREMIUM ON COMMON SHARES
Balance, beginning of period	$43,967,481	$43,508,979	$43,729,714	$43,285,686
Dividend reinvestment and stock purchase plan	276,947	220,735	514,714	444,028

Balance, end of period	$44,244,428	$43,729,714	$44,244,428	$43,729,714

RETAINED EARNINGS
Balance, beginning of period	$10,330,345	$7,642,386	$7,184,458	$6,183,319
Adoption of FASB Interpretation No. 48	—	(68,630)	—	(68,630)
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	(94,300)	—	(94,300)	—
Beginning retained earnings, as adjusted	$10,236,045	$7,573,756	$7,090,158	$6,114,689
Net income	1,502,219	1,644,340	6,687,746	5,098,611
Dividends declared on common shares (See Consolidated Statements of Income for rates)	(2,112,121)	(2,033,638)	(4,151,761)	(4,028,842)

Balance, end of period	$9,626,143	$7,184,458	$9,626,143	$7,184,458

SHAREHOLDERS’ EQUITY
Balance, beginning of period	$57,593,585	$54,428,471	$54,200,448	$52,736,947
Adoption of FASB Interpretation No. 48	—	(68,630)	—	(68,630)
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	(94,300)	—	(94,300)	—
Beginning retained earnings, as adjusted	$57,499,285	$54,359,841	$54,106,148	$52,668,317
Net income	1,502,219	1,644,340	6,687,746	5,098,611
Issuance of common stock	288,634	229,905	535,884	462,362
Dividends on common stock	(2,112,121)	(2,033,638)	(4,151,761)	(4,028,842)

Balance, end of period	$57,178,017	$54,200,448	$57,178,017	$54,200,448

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		Twelve Months Ended
	December 31		December 31
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,502,219	$1,644,340	$6,687,746	$5,098,611
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,164,858	2,539,549	4,285,720	5,251,341
Deferred income taxes and investment tax credits	1,216,112	895,072	2,416,040	1,798,684
Gain on sale of asset	(156,023)	—	(172,978)	—
Provision for inventory adjustment	1,350,300	—	1,350,300	—
Other, net	(317,632)	(110,014)	(440,646)	(212,879)
Increase in assets	(18,762,084)	(18,830,135)	(9,494,694)	(9,059,542)
Increase (decrease) in liabilities	(3,248,258)	(587,550)	145,312	1,401,008

Net cash provided by (used in) operating activities	$(16,250,508)	$(14,448,738)	$4,776,800	$4,277,223

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(3,846,171)	$(2,824,475)	$(6,571,402)	$(7,072,264)
Proceeds from sale of property, plant and equipment	426,206	184,708	538,923	272,887
Net cash used in investing activities	$(3,419,965)	$(2,639,767)	$(6,032,479)	$(6,799,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(2,112,121)	$(2,033,638)	$(4,151,761)	$(4,028,842)
Issuance of common stock, net	288,634	229,905	535,884	462,362
Repayment of long-term debt	(255,000)	(223,000)	(339,000)	(268,000)
Borrowings on bank line of credit	53,515,222	41,846,544	76,271,635	59,672,448
Repayment of bank line of credit	(31,691,258)	(22,238,315)	(71,417,027)	(53,020,647)

Net cash provided by financing activities	$19,745,477	$17,581,496	$899,731	$2,817,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$75,004	$492,991	$(355,948)	$295,167

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	249,859	187,820	680,811	385,644

CASH AND CASH EQUIVALENTS, END OF PERIOD	$324,863	$680,811	$324,863	$680,811

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

(2)

All adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2008 and 2007 are included. All such adjustments are accruals of a normal and recurring nature other than the inventory adjustment discussed in Note 12 to record a reserve against our gas in storage. The results of operations for the periods ended December 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Twelve months ended financial information is provided for additional information only. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

(5)

In September, 2006, the Financial Accounting Standards Board issued Statement No. 157, entitled Fair Value Measures, and in February, 2007 it issued Statement No. 159, entitled The Fair Value Option for Financial Assets and Financial Liabilities. The Statements define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expand disclosure requirements about fair value measurements.

Under Statement No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under Statement No. 157 focuses on an exit price, which is the price that would be received by us to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although Statement No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

We determine the fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by Statement No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs which require the reporting entity to develop its own assumptions.

Effective July 1, 2008, we adopted Statement No. 157 for all financial instruments. There was no cumulative effect adjustment to retained earnings as a result of adopting Statement No. 157.

As of December 31, 2008, our financial assets and liabilities that are measured at fair value on a recurring basis consists of the assets of our supplemental retirement plan. The supplemental retirement plan is a non-qualified deferred compensation plan for Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. Assets earmarked to pay benefits under the Plan are held by a rabbi trust. As of December 31, 2008, the assets of the plan were $272,000 and are included in unamortized debt expense and other on the Consolidated Balance Sheets. The offsetting liability of the plan is included in asset retirement obligations and other on the Consolidated Balance Sheets. The liability of the plan is not considered a financial liability within the scope of Statement No. 157. The assets of the plan are recorded at fair value and consist of cash and cash equivalents and mutual funds. The mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the Statement No. 157 hierarchy.

Our Debentures and Insured Quarterly Notes are stated at historical cost.

Statement No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Although Statement No. 159 was effective for our fiscal year beginning July 1, 2008, we do not currently have any financial assets or financial liabilities for which the provisions of Statement No. 159 has been elected. However, in the future, we may elect to measure certain financial instruments at fair value in accordance with this standard.

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

(6)

In March, 2008, the Financial Accounting Standards Board issued Statement No. 161, entitled Disclosures about Derivative Instruments and Hedging Activities. Statement No. 161 enhances the disclosures as required by Statement No. 133, entitled Accounting for Derivative Instruments and Hedging Activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged instruments are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We do not expect this statement, which shall be effective for our quarter ending March 31, 2009, to have an impact on our results of operations or financial position.

(7)

In December, 2008, The Financial Accounting Standards Board issued FASB Staff Position No. FAS 132(R)-1, which amends Statement 132(R), entitled Employers’ Disclosures about Pensions and Other Postretirement Benefits, to increase transparency surrounding the types of assets and risks associated in a defined benefit pension or other postretirement plan. Statement 132(R), as amended, will require employers to provide additional disclosure surrounding investment strategies, major categories of plan assets, and valuation techniques used to measure the fair value of plan assets. The staff position, which shall be effective for our fiscal year ending June 30, 2010, will not have an impact on our results of operations or financial position.

(8)	We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer’s meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	December 31,	June 30,	December 31,
(000)	2008	2008	2007

Unbilled revenues ($)	9,591	1,579	6,981
Unbilled gas costs ($)	6,788	736	4,224
Unbilled volumes (Mcf)	517	51	425

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(9)	Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2008	2007	2008	2007	2008	2007

Service cost	169	187	339	374	713	732
Interest cost	203	187	405	373	778	723
Expected return on plan assets	(253)	(247)	(505)	(494)	(999)	(992)
Amortization of unrecognized net loss	55	62	108	125	233	242
Amortization of prior service cost	(22)	(21)	(43)	(43)	(86)	(86)
Net periodic benefit cost	152	168	304	335	639	619

(10)

The current available bank line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $28,653,000, $6,829,000 and $23,798,000 were borrowed having a weighted average interest rate of 2.66%, 3.21% and 5.99% as of December 31, 2008, June 30, 2008 and December 31, 2007, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus .75% on the used bank line of credit. The annual cost of the unused bank line of credit is .125% and the bank line of credit extends through October 31, 2009.

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

(11)

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

(12)

We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs. We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records. During January, 2009, after analyzing the storage field data at the end of the 2008 injection cycle, we determined that an inventory adjustment was required. We estimate that the adjustment amount will be in the range of $1,350,000 to $1,750,000.  Based on the storage field data currently available, we cannot determine if any amount within the range is more likely than any other. The October, 2008 storage field data suggested that the inventory adjustment is related to a storage well that was identified in 2007 as allowing natural gas to escape.  The storage well was remediated during fiscal 2008.

Prior to the current reporting period, sufficient data has not been available to determine the amount of lost gas inventory resulting from the compromised storage well. Prior to this current fiscal quarter, however, we had no reason to believe this represented a material financial risk to the Company. Our analysis in January, 2009 indicates a material shortfall of storage gas volumes in comparison with our perpetual inventory records. The January, 2009 analysis has also provided us enough information to estimate a range for adjusting inventory.

We have thus recorded a reserve in the amount of $1,350,000 against gas in storage on our December 31, 2008 Consolidated Balance Sheet. The reserved amount is included in operation and maintenance expense in the Consolidated Statements of Income for the three, six and twelve months ended December 31, 2008. Any future adjustment to the inventory reserve will be determined as additional storage field data is collected and evaluated during future storage injection and withdrawal cycles. The underground storage facility is insured against certain risks such as this, and although we intend to seek appropriate reimbursement from the insurer we cannot predict the amount of any insurance proceeds. Depending on the outcome of our pursuit of insurance recovery, we will also evaluate whether any unreimbursed gas losses are eligible for regulatory recovery under our gas cost recovery rate mechanism, or other appropriate methods. We have not recorded any insurance recovery asset or regulatory asset in the accompanying financial statements; however, to the extent recovery becomes probable, we will evaluate recognition of an asset at that time.

(13)	We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.
(14)

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

(15)

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

A single customer, Citizens Gas Utility District, provided $3,408,000, $8,035,000 and $17,747,000 of non-regulated revenues for the three, six and twelve months ended December 31, 2008, respectively. Citizens Gas Utility District provided $3,563,000, $5,724,000 and $10,934,000 of non-regulated revenues for the three, six and twelve months ended December 31, 2007, respectively. Citizens has notified us that they intend to cease purchasing gas from us on March 1, 2009, and we are in discussions with them relative to their future commitments to purchase gas from us. Although we intend to continue to pursue these commitments, there is no assurance that revenues from Citizens will continue at these levels. If Citizens ceases to purchase gas from us, we intend to pursue transporting and selling such gas to other markets.

For the three, six and twelve months ended December 31, 2008 and 2007, we purchased approximately 99% of our natural gas from interstate sources. We utilize Atmos Energy Marketing and M & B Gas Services to fulfill our interstate purchase requirements.

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

Segment information is shown below for the periods:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2008	2007	2008	2007	2008	2007
Operating Revenues
Regulated
External customers	22,177	16,423	28,826	21,691	65,354	52,699
Intersegment	971	1,086	1,733	1,782	3,970	3,702
Total regulated	23,148	17,509	30,559	23,473	69,324	56,401

Non-regulated
External customers	11,781	12,875	23,240	20,012	57,667	45,624

Eliminations for intersegment	(971)	(1,086)	(1,733)	(1,782)	(3,970)	(3,702)
Total operating revenues	33,958	29,298	52,066	41,703	123,021	98,323

Net Income
Regulated	870	1,606	411	406	3,360	2,527
Non-regulated	359	849	1,091	1,238	3,328	2,572
Total net income	1,229	2,455	1,502	1,644	6,688	5,099

(16)

During the quarter ended September 30, 2008, we sold two surplus office buildings for $335,000, which resulted in us recording $156,000 of gains on the sales. The gains are included in operation and maintenance expense in the six and twelve months ended December 31, 2008 Consolidated Statements of Income.

(17)

Due to the conditions in the worldwide debt and equity markets, we experienced a decline in the value of the assets held by our defined benefit pension plan. Although we are not required to make any minimum contributions during the current year, in January, 2009, we elected to contribute $2,000,000 to the plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2008 OVERVIEW AND FUTURE OUTLOOK

For the six months ended December 31, 2008, consolidated net income per share of $0.46 decreased $0.04 per share as compared to the $0.50 net income per share for the six months ended December 31, 2007. The decrease is attributable to a non-recurring inventory adjustment to record a reserve against our gas in storage of $1,350,000 ($838,000 net of income tax benefit), as further discussed in Note 12 of the Notes to Consolidated Financial Statements. The decrease was substantially offset by increased gross margins for both our regulated and non-regulated segments.

Our 2009 results will be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service, a trend we have experienced for the last several fiscal years.

          We expect our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2009, as in recent years, based on contracts currently in place. Future profitability of the non-regulated segment, though, is dependent on the business plans of a few large customers and the market prices of natural gas, which are both out of our control. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production activities. However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $28,653,000 at December 31, 2008, compared with $6,829,000 at June 30, 2008 and $23,798,000 at December 31, 2007. This increase reflects the seasonal nature of our sales and cash needs. Our cash requirements during the six months ended December 31, 2008 and 2007 exceeded cash provided by operations, primarily due to the purchase of natural gas which is injected into storage for use during the heating months. Additionally, our liquidity is impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $3,846,000 and $6,571,000 during the six and twelve months ended December 31, 2008, respectively. We finance the balance of our capital expenditures on an interim basis through our bank line of credit.

Long-term debt decreased to $58,063,000 at December 31, 2008, compared with $58,318,000 at June 30, 2008 and $58,402,000 at December 31, 2007. These decreases resulted from provisions in the Debentures and Insured Quarterly Notes allowing limited redemptions to be made to certain holders or their beneficiaries.

Cash and cash equivalents were $325,000 at December 31, 2008, compared with $250,000 at June 30, 2008 and $681,000 at December 31, 2007. The changes in cash and cash equivalents for six and twelve months ended December 31, 2008 are summarized in the following table:

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
($000)	2008	2007	2008	2007

Provided by (used in) operating activities	(16,250)	(14,449)	4,777	4,277
Used in investing activities	(3,420)	(2,639)	(6,032)	(6,799)
Provided by financing activities	19,745	17,581	899	2,817
Increase (decrease) in cash and cash equivalents	75	493	(356)	295

For the six months ended December 31, 2008, cash used in operating activities increased $1,801,000 (12%), as compared with the six months ended December 31, 2007. Cash paid for taxes increased $889,000 due to the timing of property tax payments between years. We also used an additional $796,000 in operating activities due to the timing of contributions to our pension plan, increased payroll, increased cost of removal and increases in other operating expenses.

For the twelve months ended December 31, 2008, cash provided by operating activities increased $500,000 (12%), as compared with the twelve months ended December 31, 2007, due to an increase in cash received from customers due to higher sales prices and increased volumes sold and transported. This increase was partially offset by an increase in cash paid for gas due to higher natural gas prices and increases in cash paid for other operating expenses.

Changes in cash used in investing activities result primarily from the changes in capital expenditures between periods.

For the six months ended December 31, 2008, cash provided by financing activities increased $2,164,000 (12%) due to increased net borrowings on our bank line of credit.

For the twelve months ended December 31, 2008, cash provided by financing activities decreased $1,918,000 (68%) due to increased net repayments on our bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2009 to be $7.9 million.

Due to volatile conditions in the debt and equity markets we experienced a decline in the value of the assets held by our defined benefit pension plan. Although we are not required to make any minimum contributions during the current year, in January, 2009, we elected to contribute $2,000,000 to the plan. Currently, we do not plan on making any additional contributions to the defined benefit pension plan during the remainder of fiscal 2009. We estimate that this contribution returned the plan to a fully funded status. The decrease in our plan assets could result in an increase in our fiscal 2010 net periodic benefit cost.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

Current economic conditions have resulted in increased credit risk for us due to the potential for default from our customers. For the six and twelve months ended December 31, 2008, we have experienced an increase in customer accounts written off, net of recoveries of $52,000 (23%) and $142,000 (41%), respectively. Based on current outstanding receivables and expecting this trend to continue for the remainder of fiscal 2009, our allowance for doubtful accounts has increased to $852,000 from $465,000 at June 30, 2008 and $252,000 at December 31, 2007. We do not anticipate that this trend will have a materially adverse impact on our liquidity.

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit is $40,000,000, of which $28,653,000 was borrowed at December 31, 2008, and was classified as notes payable in the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and extends through October 31, 2009. We intend to extend our line of credit prior to October 31, 2009.

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

On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,642,000, an increase of 9.3%. This rate case requested a return on common equity of 12.1%. During October, 2007, we negotiated a settlement agreement with the Kentucky Attorney General regarding this rate case. The settlement agreement provided for $3,920,000 of additional annual revenues, and stipulated for settlement purposes a 10.5% return on common shareholders’ equity. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenue from volumes of gas sold. An order from the Kentucky Public Service Commission was received on October 19, 2007 approving the terms of the settlement with rates effective on or after October 20, 2007.

RESULTS OF OPERATIONS

Gross Margins

Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses. Therefore, throughout the following Results of Operations, we refer to “gross margin”. With respect to our regulated and non-regulated segments, gross margin refers to operating revenues less purchased gas expense, which can be derived directly from our Consolidated Statements of Income. Operating Income as presented on the Consolidated Statements of Income, is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our operations. The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three, six and twelve months ended December 31, 2008 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2008 compared to 2007
	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
($000)	December 31,	December 31,	December 31,

Increase (decrease) in regulated gross margins Gas sales	141	705	1,947
On-system transportation	(16)	9	261
Off-system transportation	89	195	556
Other	140	102	(160)
Total	354	1,011	2,604

Increase (decrease) in non-regulated gross margins Gas sales	(413)	191	2,004
Other	(27)	—	56
Total	(440)	191	2,060

Increase in consolidated gross margins	(86)	1,202	4,664
Percentage increase (decrease) in regulated volumes
Gas sales	20	16	4
On-system transportation	(7)	(7)	(3)
Off-system transportation	8	9	15

Percentage increase (decrease) in non-regulated gas sales volumes	(15)	(7)	3

Heating degree days were 107%, 104% and 103% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2008, respectively, as compared with 87%, 85% and 92% of normal temperatures in the 2007 periods. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended December 31, 2008, consolidated gross margins decreased $86,000 (1%) due to decreased non-regulated gross margins of $440,000 (16%) offset by increased regulated gross margins of $354,000 (5%). Our non-regulated gross margins decreased $440,000 (16%) due to a 15% decrease in volumes sold. Non-regulated customers are primarily industrial or other large use customers whose volumes are less sensitive to changes in the weather. The decrease in non-regulated volumes was attributable to an overall decrease in our non-regulated customer’s gas requirements. Our regulated gross margin for gas sales increased $141,000 (2%) primarily due to a 20% increase in volumes sold due to colder than normal weather which was partially offset by lower rates due to our weather normalization clause. Our regulated transportation and other gross margins increased $213,000 (19%) primarily due to an increase in regulated off-system transportation of 18%.

For the six months ended December 31, 2008, consolidated gross margins increased $1,202,000 (8%) due to increases in our regulated and non-regulated gross margins of $1,011,000 (10%) and $191,000 (5%), respectively. Our regulated gross margin for gas sales increased $705,000 (9%) primarily due to a 16% increase in volumes sold due to colder than normal weather which was partially offset by lower rates due to our weather normalization clause. Our regulated off-system transportation margins increased $195,000 (11%) due to a 9% increase in volumes transported. Our non-regulated gross margin for gas sales increased $191,000 (5%) due to higher sales prices, partially offset by a 7% decrease in volumes sold.

For the twelve months ended December 31, 2008, consolidated gross margins increased $4,664,000 (14%) due to increases in our regulated and non-regulated gross margins of $2,604,000 (11%) and $2,060,000 (22%), respectively. Our regulated gross margin for gas sales increased $1,947,000 (10%) due to increased base rates which became effective October 20, 2007 as well as a 4% increase in volumes sold. Our regulated off-system transportation margins increased $556,000 (16%) due to a 15% increase in volumes transported. Our non-regulated gross margin for gas sales increased $2,004,000 (22%) due to higher sales prices.

Operations and Maintenance

For the three months ended December 31, 2008, operations and maintenance expense increased $1,966,000 (62%). The increase was due to an inventory adjustment to record a reserve against our gas in storage ($1,350,000, as further discussed in Note 12 of the Notes to Consolidated Financial Statements), increased uncollectible expense ($442,000) and increased employee benefit expense ($155,000).

For the six months ended December 31, 2008, operations and maintenance expense increased $1,896,000 (31%). The increase was due to an inventory adjustment to record a reserve against our gas in storage ($1,350,000, as further discussed in Note 12 of the Notes to Consolidated Financial Statements), increased uncollectible expense ($487,000), increased employee benefit expense ($121,000) and increased labor expense ($120,000), partially offset by $156,000 of gains on the sales of two surplus buildings.

For the twelve months ended December 31, 2008, operations and maintenance expense increased $3,085,000 (24%). The increase was due to an inventory adjustment to record a reserve against our gas in storage ($1,350,000, as further discussed in Note 12 of the Notes to Consolidated Financial Statements), increased uncollectible expense ($891,000), increased storage maintenance expense ($288,000), increased labor expense ($254,000) and increased transportation expense ($148,000).

Depreciation and Amortization

          For the six and twelve months ended December 31, 2008, depreciation and amortization decreased $391,000 (17%) and $1,004,000 (21%), respectively. The decreases were due to lower depreciation rates approved by the Kentucky Public Service Commission that became effective October 20, 2007. The decreases were partially offset by increases in depreciable plant resulting from capital expenditures which relate to the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Other Income and Deductions, Net

For the six and twelve months ended December 31, 2008, Other Income and Deductions, Net decreased $106,000 (558%) and $136,000 (120%), respectively. The decreases were due to decreases in the cash surrender value of officers’ life insurance as well as decreases in the fair value of the supplemental retirement plan. The decrease in the fair value of the supplemental retirement plan was offset by a reduction in operating expenses resulting from a corresponding decrease in the liability of the plan.

Income Tax Expense

          For the three and six months ended December 31, 2008, income tax expense decreased $767,000 (51%) and $138,000 (14%), respectively. For the twelve months ended December 31, 2008, income tax expense increased $1,003,000 (33%). These changes are a result of changes in net income before income taxes.

Basic and Diluted Earnings Per Common Share

For the three, six and twelve months ended December 31, 2008 and 2007, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate. The balances on our bank line of credit were $28,653,000, $6,829,000 and $23,798,000 on December 31, 2008, June 30, 2008 and December 31, 2007, respectively. The weighted average interest rates on our bank line of credit were 2.66%, 3.21%, and 5.99% on December 31, 2008, June 30, 2008 and December 31, 2007, respectively. Based on the amounts of our outstanding bank line of credit on December 31, 2008, June 30, 2008 and December 31, 2007, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $287,000, $68,000 and $238,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 and found no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Registrant held its annual meeting of shareholders on November 20, 2008.
(b)

Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. were elected to Delta’s Board of Directors for three-year terms expiring in 2011. Michael J. Kistner and Michael R. Whitley will continue to serve on Delta’s Board of Directors until the election in 2009. Linda K. Breathitt, Lanny D. Greer and Billy Joe Hall will continue to serve on Delta’s Board of Directors until the election in 2010.

(c)	The total shares voted in the election of Directors were 2,941,796. There were no broker non-votes. The shares voted for each Nominee were:

Glenn R. Jennings	For	2,863,362	Withheld	78,434
Lewis N. Melton	For	2,865,956	Withheld	75,840
Arthur E. Walker, Jr.	For	2,850,468	Withheld	91,328

(d)

A shareholder recommended in a proposal to the Company’s Board of Directors that the Company amend its articles of incorporation to provide for all Directors to stand for election annually and to eliminate director classes with staggered terms. The vote tabulation for all Directors to stand for election annually and to eliminate director classes with staggered terms was:

For	666,737
Against	1,310,189
Abstain	69,627

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 3, 2009	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)