Form 10-Q
period 2009-03-31
DELTA NATURAL GAS CO INC
filed 2009-05-06
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

3,313,275 Shares of Common Stock, Par Value $1.00 Per Share, Outstanding as of March 31, 2009.

DELTA NATURAL GAS COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008

OPERATING REVENUES	$43,160,716	$48,396,125	$95,226,774	$90,098,714	$117,785,177	$105,697,104

OPERATING EXPENSES
Purchased gas	$30,450,810	$33,707,814	$66,855,758	$60,952,455	$82,785,690	$70,952,306
Operation and maintenance	3,333,789	3,384,612	11,315,493	9,470,490	15,973,622	12,890,964
Depreciation and amortization	965,800	929,256	2,877,086	3,231,574	3,816,658	4,503,494
Taxes other than income taxes	490,829	490,007	1,375,105	1,372,996	1,813,338	1,861,358

Total operating expenses	$35,241,228	$38,511,689	$82,423,442	$75,027,515	$104,389,308	$90,208,122

OPERATING INCOME	$7,919,488	$9,884,436	$12,803,332	$15,071,199	$13,395,869	$15,488,982

OTHER INCOME AND DEDUCTIONS, NET	(13,229)	16,963	(100,486)	36,362	(53,327)	108,408

INTEREST CHARGES	1,083,260	1,189,518	3,493,437	3,729,443	4,534,483	4,770,781

NET INCOME BEFORE INCOME TAXES	$6,822,999	$8,711,881	$9,209,409	$11,378,118	$8,808,059	$10,826,609

INCOME TAX EXPENSE	2,563,125	3,290,773	3,447,316	4,312,670	3,281,546	3,972,220

NET INCOME	$4,259,874	$5,421,108	$5,762,093	$7,065,448	$5,526,513	$6,854,389

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.29	$1.65	$1.74	$2.15	$1.67	$2.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTAND-ING (BASIC AND DILUTED)	3,309,385	3,288,205	3,303,291	3,283,147	3,300,636	3,280,809

DIVIDENDS DECLARED PER COMMON SHARE	$.32	$.31	$.96	$.93	$1.27	$1.235

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,	March 31,
	2009	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$873,672	$249,859	$1,944,259
Accounts receivable, less accumulated allowances for doubtful accounts of $943,000, $465,000 and $420,000, respectively	15,260,527	11,437,219	19,860,374
Gas in storage, at average cost	6,937,736	14,476,393	3,315,149
Deferred gas costs	2,702,140	4,612,752	1,900,797
Materials and supplies, at average cost	607,140	565,333	510,897
Prepayments	2,093,397	2,683,854	1,562,618
Total current assets	$28,474,612	$34,025,410	$29,094,094

PROPERTY, PLANT AND EQUIPMENT	$198,259,043	$192,127,184	$190,556,364
Less-Accumulated provision for depreciation	(69,959,549)	(67,754,068)	(66,989,321)
Net property, plant and equipment	$128,299,494	$124,373,116	$123,567,043

OTHER ASSETS
Cash surrender value of officers’ life insurance	$378,047	$444,312	$425,609
Prepaid pension cost	3,525,992	1,423,932	883,123
Regulatory assets	7,623,242	7,713,358	8,150,894
Unamortized debt expense and other	2,692,616	2,834,728	2,886,787
Total other assets	$14,219,897	$12,416,330	$12,346,413

Total assets	$170,994,003	$170,814,856	$165,007,550

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

	March 31,	June 30,	March 31,
	2009	2008	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,140,121	$12,154,432	$7,080,342
Notes payable	10,658,133	6,828,791	3,287,182
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	2,645,360	1,656,391	4,358,968
Customers’ deposits	614,141	505,058	612,802
Accrued interest on debt	855,966	865,727	862,990
Accrued vacation	675,975	720,625	679,701
Deferred income taxes	1,626,836	1,483,700	935,804
Other liabilities	476,480	418,239	412,607
Total current liabilities	$22,893,012	$25,832,963	$19,430,396

LONG-TERM DEBT	$57,709,000	$58,318,000	$58,402,000

DEFERRED CREDITS AND OTHER
Deferred income taxes	$25,720,038	$24,576,000	$23,816,043
Investment tax credits	152,825	177,800	186,750
Regulatory liabilities	1,863,913	2,144,951	2,305,714
Asset retirement obligations and other	2,155,192	2,171,557	2,132,816
Total deferred credits and other	$29,891,968	$29,070,308	$28,441,323

COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
Total liabilities	$110,493,980	$113,221,271	$106,273,719

COMMON SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value), 20,000,000
shares authorized, 3,313,275, 3,295,759
and 3,291,557 shares outstanding at March 31,
2009, June 30, 2008 and March 31, 2008, respectively	$3,313,275	$3,295,759	$3,291,557
Premium on common shares	44,359,433	43,967,481	43,855,846
Retained earnings	12,827,315	10,330,345	11,586,428
Total shareholders’ equity	$60,500,023	$57,593,585	$58,733,831

Total liabilities and shareholders’ equity	$170,994,003	$170,814,856	$165,007,550

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

COMMON SHARES
Balance, beginning of period	$3,295,759	$3,277,106	$3,291,557	$3,272,687
Dividend reinvestment and stock purchase plan	17,516	14,451	21,718	18,870

Balance, end of period	$3,313,275	$3,291,557	$3,313,275	$3,291,557

PREMIUM ON COMMON SHARES
Balance, beginning of period	$43,967,481	$43,508,979	$43,855,846	$43,399,559
Dividend reinvestment and stock purchase plan	391,952	346,867	503,587	456,287

Balance, end of period	$44,359,433	$43,855,846	$44,359,433	$43,855,846

RETAINED EARNINGS
Balance, beginning of period	$10,330,345	$7,642,386	$11,586,428	$8,851,793
Adoption of FASB Interpretation No. 48	—	(68,630)	—	(68,630)
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	(94,300)	—	(94,300)	—
Balance, beginning of period, as adjusted	$10,236,045	$7,573,756	$11,492,128	$8,783,163
Net income	5,762,093	7,065,448	5,526,513	6,854,389
Dividends declared on common shares (See Consolidated Statements of Income for rates)	(3,170,823)	(3,052,776)	(4,191,326)	(4,051,124)

Balance, end of period	$12,827,315	$11,586,428	$12,827,315	$11,586,428

SHAREHOLDERS’ EQUITY
Balance, beginning of period	$57,593,585	$54,428,471	$58,733,831	$55,524,039
Adoption of FASB Interpretation No. 48	—	(68,630)	—	(68,630)
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	(94,300)	—	(94,300)	—
Balance, beginning of period, as adjusted	$57,499,285	$54,359,841	$58,639,531	$55,455,409
Net income	5,762,093	7,065,448	5,526,513	6,854,389
Issuance of common stock	409,468	361,318	525,305	475,157
Dividends on common stock	(3,170,823)	(3,052,776)	(4,191,326)	(4,051,124)

Balance, end of period	$60,500,023	$58,733,831	$60,500,023	$58,733,831

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended		Twelve Months Ended
	March 31		December 31
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,762,093	$7,065,448	$5,526,513	$6,854,389
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,257,442	3,594,421	4,323,432	4,981,458
Provision for inventory adjustment	1,350,300	—	1,350,300	—
Deferred income taxes and investment tax credits	1,214,049	873,847	2,435,202	1,802,009
Gain on sale of property, plant and equipment	(156,023)	—	(172,978)	—
Other, net	(327,139)	(153,058)	(393,126)	(212,823)
Decrease (increase) in assets	2,423,508	(2,906,037)	(4,178,745)	(3,928,431)
Increase (decrease) in liabilities	(6,857,006)	689,060	(4,808,487)	1,268,119

Net cash provided by operating activities	$6,667,224	$9,163,681	$4,082,111	$10,764,721

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(6,959,987)	$(3,847,977)	$(8,661,715)	$(6,410,292)
Proceeds from sale of property, plant and equipment	457,589	257,929	497,087	310,172
Net cash used in investing activities	$(6,502,398)	$(3,590,048)	$(8,164,628)	$(6,100,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(3,170,823)	$(3,052,776)	$(4,191,326)	$(4,051,124)
Issuance of common stock	409,468	361,318	525,305	475,157
Repayment of long-term debt	(609,000)	(223,000)	(693,000)	(243,000)
Borrowings on bank line of credit	66,476,908	57,005,260	74,074,605	62,976,861
Repayment of bank line of credit	(62,647,566)	(57,907,996)	(66,703,654)	(63,493,313)

Net cash provided by (used in) financing activities	$458,987	$(3,817,194)	$3,011,930	$(4,335,419)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$623,813	$1,756,439	$(1,070,587)	$329,182

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	249,859	187,820	1,944,259	1,615,077

CASH AND CASH EQUIVALENTS, END OF PERIOD	$873,672	$1,944,259	$873,672	$1,944,259

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

(2)

All adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2009 and 2008 are included. All such adjustments are accruals of a normal and recurring nature other than the inventory adjustment discussed in Note 12 to adjust our gas in storage. The results of operations for the periods ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and gas storage injections take place during these warmer months. Twelve months ended financial information is provided for additional information only. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.

(3)

Pursuant to Financial Accounting Standards Board Interpretation No. 48, we recognize a liability for unrecognized tax positions for those tax positions taken on tax returns which are not deemed more likely than not to be sustained on examination by the taxing authorities. In fiscal 2008, we filed a method change with the Internal Revenue Service related to the timing of deducting certain expenses. During the quarter ended September 30, 2008, we received approval for the method change. As a result of the method change, our liability for unrecognized tax positions decreased $265,000, of which $45,000 represented interest previously accrued on the unrecognized tax position and $220,000 represented deferred taxes on the unrecognized tax position.

(4)

In September, 2006, the Financial Accounting Standards Board issued Statement No. 158, entitled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 contains provisions relating to disclosure and recognition which we adopted effective June 30, 2007. Additionally, Statement No. 158 requires employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer’s fiscal year in fiscal years beginning after December 15, 2007. Effective July 1, 2008, we adopted the measurement date provision of Statement No. 158, which required us to change the measurement date of our defined benefit plan from March 31 to June 30. Pension costs from April 1, 2008 to June 30, 2009 are $760,000. Of this amount, $152,000 was attributable to the change in measurement dates. Accordingly, we recognized a $119,000 decrease in our prepaid pension expense and a $33,000 decrease in our unrecovered pension expense regulatory asset. These decreases were accounted for as a reduction to beginning retained earnings as of July 1, 2008, net of $58,000 of tax.

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

As of March 31, 2009, our financial assets and liabilities that are measured at fair value on a recurring basis consist of the assets of our supplemental retirement plan. The supplemental retirement plan is a non-qualified deferred compensation plan for Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer. Assets earmarked to pay benefits under the Plan are held by a rabbi trust. As of March 31, 2009, the assets of the plan were $255,000 and are included in unamortized debt expense and other on the Consolidated Balance Sheets. The offsetting liability of the plan is included in asset retirement obligations and other on the Consolidated Balance Sheets. The liability of the plan is not considered a financial liability within the scope of Statement No. 157. The assets of the plan are recorded at fair value and consist of cash and cash equivalents and mutual funds. The mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the Statement No. 157 hierarchy.

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

(6)

In March, 2008, the Financial Accounting Standards Board issued Statement No. 161, entitled Disclosures about Derivative Instruments and Hedging Activities. Statement No. 161 enhances the disclosures as required by Statement No. 133, entitled Accounting for Derivative Instruments and Hedging Activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged instruments are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Effective March 31, 2009, we adopted the provisions of Statement No. 161. To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk. We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. We mitigate price risk by efforts to balance supply and demand. None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase contracts and gas sales contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Statement No. 133.

(7)

In December, 2008, The Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 132(R)-1, entitled Employer’s Disclosures about Postretirement Benefit Plan

Assets, which amends Financial Accounting Standards Board Statement 132(R), entitled Employers’ Disclosures about Pensions and Other Postretirement Benefits, to increase transparency surrounding the types of assets and risks associated with a defined benefit pension or other postretirement plan. Statement 132(R), as amended, will require employers to provide additional disclosure surrounding investment strategies, major categories of plan assets, and valuation techniques used to measure the fair value of plan assets. The staff position, which shall be effective for our fiscal year ending June 30, 2010, will not have an impact on our results of operations or financial position.

(8)	We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date of the customer’s meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	March 31,	June 30,	March 31,
(000)	2009	2008	2008

Unbilled revenues ($)	6,022	1,579	6,041
Unbilled gas costs ($)	3,660	736	3,763
Unbilled volumes (Mcf)	311	51	360

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(9)	Net pension costs for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2009	2008	2009	2008	2009	2008

Service cost	169	187	508	561	695	740
Interest cost	203	187	608	559	794	734
Expected return on plan assets	(253)	(247)	(758)	(740)	(1,005)	(989)
Amortization of unrecognized net loss	54	62	163	188	225	246
Amortization of prior service cost	(21)	(21)	(65)	(65)	(86)	(86)
Net periodic benefit cost	152	168	456	503	623	645

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

(10)

The current available bank line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $10,658,000, $6,829,000 and $3,287,000 were borrowed having a weighted average interest rate of 1.25%, 3.21% and 3.86% as of March 31, 2009, June 30, 2008 and March 31, 2008, respectively. The interest on this line is determined monthly at the London Interbank Offered Rate plus .75% on the used bank line of credit. The annual cost of the unused bank line of credit is .125% and the bank line of credit extends through October 31, 2009. We intend to extend our bank line of credit prior to October 31, 2009. However, to the extent that we are unable to renew our bank line of credit with BB&T under similar terms, we will seek credit facilities with other financial institutions. However, due to the current volatility in the capital and credit markets, there is no assurance that we would be able to secure financing with similar terms from other financial institutions.

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

(11)

We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $2.9 million would be paid in addition to the continuation of specified benefits for up to five years.

(12)

We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs. We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records. During January, 2009, after analyzing the storage field data at the end of the 2008 injection cycle, we determined that an inventory adjustment was required. We estimated that the adjustment amount would be in the range of $1,350,000 to $1,750,000.  Based on the storage field data currently available, we cannot determine if any amount within the range is more likely than any other. The October, 2008 storage field data suggested that the inventory adjustment is related to a storage well that was identified in 2007 as allowing natural gas to escape.  The storage well was remediated during fiscal 2008.

Prior to January, 2009, sufficient data had not been available to determine the amount of lost gas inventory resulting from the compromised storage well. Prior to the quarter ended December 31, 2008, we had no reason to believe this represented a material financial risk to the Company. Our analysis in January, 2009 indicated a material shortfall of storage gas volumes in comparison with our perpetual inventory records. The January, 2009 analysis also provided us enough information to estimate a range for adjusting inventory.

During the quarter ended December 31, 2008, we recorded a gas in storage inventory adjustment in the amount of $1,350,000. The adjustment is included in operation and maintenance expense in the Consolidated Statements of Income for the nine and twelve months ended March 31, 2009. Any future adjustment to inventory will be determined as additional storage field data is collected and evaluated during future storage injection and withdrawal cycles. The underground storage facility is insured against certain risks such as this, and although we have sought appropriate reimbursement from the insurer we cannot predict the amount of any insurance proceeds. Depending on the outcome of our pursuit of insurance recovery, we will also evaluate whether any unreimbursed gas losses are eligible for regulatory recovery under our gas cost recovery rate mechanism, or through other recovery methods. We have not recorded any insurance recovery asset or regulatory asset in the accompanying financial statements; however, to the extent recovery becomes probable, we will evaluate recognition of an asset at that time.

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

In July, 2008, the Kentucky Public Service Commission approved in Case No. 2008-00062 our request to implement a conservation and efficiency program for our residential customers. The program provides for us to perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high-efficiency appliances. The program helps to align our interests with our residential customers’ interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation. Our rates are adjusted annually to recover the costs incurred under these programs, including the reimbursement of margins on lost sales and the incentives provided to us.

The Kentucky Public Service Commission has also approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred. Additionally, we have a weather normalization clause in our rate tariffs, approved by the Kentucky Public Service Commission, which allows us to adjust our rates to residential and small non-residential customers to reflect variations from thirty year average weather for our December through April billing cycles. These adjustments to customer bills are made on a real-time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

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

A single customer, Citizens Gas Utility District, provided $2,213,000, $10,248,000 and $15,500,000 of non-regulated revenues for the three, nine and twelve months ended March 31, 2009, respectively. Citizens Gas Utility District provided $4,460,000, $10,185,000 and $11,498,000 of non-regulated revenues for the three, nine and twelve months ended March 31, 2008, respectively. Citizens has notified us that they intend to decrease their purchases from us, and we are in discussions with them relative to their future commitments to purchase gas from us. There is no assurance that revenues from Citizens will continue at historical levels.

For the three, nine and twelve months ended March 31, 2009 and 2008, we purchased approximately 99% of our natural gas from interstate sources. We utilize Atmos Energy Marketing and M & B Gas Services to fulfill our interstate purchase requirements.

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

Segment information is shown below for the periods:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2009	2008	2009	2008	2009	2008
Operating Revenues
Regulated
External customers	28,202	27,121	57,028	48,812	66,434	57,083
Intersegment	1,125	1,386	2,858	3,168	3,709	3,872
Total regulated	29,327	28,507	59,886	51,980	70,143	60,955

Non-regulated
External customers	14,959	21,275	38,199	41,287	51,351	48,614

Eliminations for intersegment	(1,125)	(1,386)	(2,858)	(3,168)	(3,709)	(3,872)
Total operating revenues	43,161	48,396	95,227	90,099	117,785	105,697

Net Income
Regulated	3,215	3,483	3,625	3,889	3,093	3,707
Non-regulated	1,045	1,938	2,137	3,176	2,434	3,147
Total net income	4,260	5,421	5,762	7,065	5,527	6,854

(16)

During the quarter ended September 30, 2008, we sold two surplus office buildings for $335,000, which resulted in us recording $156,000 of gains on the sales. The gains are included in operation and maintenance expense in the nine and twelve months ended March 31, 2009 Consolidated Statements of Income.

(17)

In April, 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, entitled Interim Disclosures about Fair Value of Financial Instruments. The staff position amends Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, entitled Interim Financial Reporting, to require disclosure about the fair value of financial instruments at interim reporting periods. The staff position, which shall be effective for our quarter ending September 30, 2009, will not have an impact on our results of operations or financial position.

In April, 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 157-4, entitled Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The staff position provides additional guidance for estimating fair value in accordance with Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The staff position, which shall be effective for our fiscal year ending June 30, 2009, will not have an impact on our results of operations or financial position.

In April, 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, entitled Recognition and Presentation of Other-Than-Temporary Impairments. The staff position provides additional guidance for the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The staff position, which shall be effective for our fiscal year ending June 30, 2009, will not have an impact on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2009 OVERVIEW AND FUTURE OUTLOOK

For the nine months ended March 31, 2009, consolidated net income per share of $1.74 decreased $0.41 per share as compared to the $2.15 net income per share for the nine months ended March 31, 2008. The decrease is primarily attributable to a non-recurring inventory adjustment for our gas in storage of $1,350,000 ($838,000 net of income tax benefit), as further discussed in Note 12 of the Notes to Consolidated Financial Statements, and decreased gross margins from our non-regulated segment offset by increased gross margins from our regulated segment.

Our regulated segment’s contribution to consolidated net income for the remainder of 2009 will be dependent upon the continuing impact the weakened economic environment has on our customers. Our customers may choose to discontinue their natural gas service, be unable to pay for their natural gas service or decrease the volumes purchased from or transported by us on behalf of them.

          Future profitability of the non-regulated segment is dependent on the business plans of a few industrial and other large use customers and the market prices of natural gas, all of which are out of our control. For the current quarter ended March 31, 2009, we have experienced a decline in the volumes sold to our non-regulated customers due to a decrease in the non-regulated customers’ gas requirements. Although we anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2009, based on the decrease in our non-regulated customer’s gas requirements and the contracts currently in place, the non-regulated segment’s contribution will be less than in the prior year. Additionally, if natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production activities. However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, gains on the sale of assets and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $10,658,000 at March 31, 2009, compared to $6,829,000 at June 30, 2008 and $3,287,000 at March 31, 2008. These increases reflect the seasonal nature of our sales and cash needs. Our liquidity is impacted by the fact that that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $6,960,000 and $8,662,000 during the nine and twelve months ended March 31, 2009, respectively. We finance the balance of our capital expenditures on an interim basis through our bank line of credit.

Long-term debt decreased to $57,709,000 at March 31, 2009, compared with $58,318,000 at June 30, 2008 and $58,402,000 at March 31, 2008. These decreases resulted from the redemption of the Debentures and Insured Quarterly Notes, which allow for limited redemptions to be made to certain holders or their beneficiaries.

Cash and cash equivalents were $874,000 at March 31, 2009, as compared with $250,000 at June 30, 2008 and $1,944,000 at March 31, 2008. These changes in cash and cash equivalents for nine and twelve months ended March 31, 2009 are summarized in the following table:

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
($000)	2009	2008	2009	2008

Provided by operating activities	6,667	9,163	4,082	10,764
Used in investing activities	(6,502)	(3,590)	(8,165)	(6,100)
Provided by (used in) financing activities	459	(3,817)	3,012	(4,335)
Increase (decrease) in cash and cash equivalents	624	1,756	(1,071)	329

For the nine months ended March 31, 2009, cash provided by operating activities decreased $2,496,000 (27%) primarily due to the $2,000,000 contribution we made to our pension plan in January, 2009, as further discussed in Note 9 of the Notes to Consolidated Financial Statements.

For the twelve months ended March 31, 2009, cash provided by operating activities decreased $6,682,000 (62%) due to the $2,000,000 contribution we made to our pension plan in January, 2009, as further discussed in Note 9 of the Notes to Consolidated Financial Statements, an additional $1,286,000 paid for property taxes, and increases in cash paid for operating expenses.

Changes in cash used in investing activities result primarily from the changes in capital expenditures between periods.

For the nine and twelve months ended March 31, 2009, cash provided by financing activities increased $4,276,000 and $7,347,000, respectively, due to increased net borrowings on our bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2009 to be approximately $9 million.

Due to volatile conditions in the debt and equity markets we experienced a decline in the value of the assets held by our defined benefit pension plan. Although we are not required to make any minimum contributions during the current year, in January, 2009, we elected to contribute $2,000,000 to the plan. Currently, we do not plan on making any additional contributions to the defined benefit pension plan during the remainder of fiscal 2009. We estimate that this contribution returned the plan to a fully funded status. The decrease in the value of our plan assets could result in an increase in our fiscal 2010 net periodic benefit cost.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

Current economic conditions have resulted in increased credit risk for us due to the potential for default from our customers. For the nine and twelve months ended March 31, 2009, we have experienced an increase in customer accounts written off, net of recoveries of $39,000 (13%) and $91,000 (24%), respectively. Based on current outstanding receivables and expecting this trend to continue for the remainder of fiscal 2009, our allowance for doubtful accounts has increased to $943,000 from $465,000 at June 30, 2008 and $420,000 at March 31, 2008. However, we are unable to estimate the impact this trend will have in future earnings and liquidity.

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit is $40,000,000, of which $10,658,000 was borrowed at March 31, 2009, and was classified as notes payable on the accompanying Consolidated Balance Sheets. The current bank line of credit is with Branch Banking and Trust Company and extends through October 31, 2009. We intend to extend our bank line of credit prior to October 31,

2009. However, to the extent that we are unable to renew our bank line of credit with BB&T under similar terms, we will seek credit facilities with other financial institutions. However, due to the current volatility in the capital and credit markets, there is no assurance that we would be able to secure financing with similar terms from other financial institutions.

Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we monitor our need to file rate requests with the Kentucky Public Service Commission for general rate increases for our regulated services.

On April 20, 2007, we filed a request for increased rates with the Kentucky Public Service commission. This general rate case, Case No. 2007-00089, requested an annual revenue increase of approximately $5,642,000, an increase of 9.3%. This rate case requested a return on common equity of 12.1%. During October 2007, we negotiated a settlement agreement with the Kentucky Attorney General regarding this rate case. The settlement agreement provided for $3,920,000 of additional annual revenues, and stipulated for settlement purposes a 10.5% return on common shareholders’ equity. The increase in rates was allocated primarily to the monthly customer charge to partially decouple revenue from volumes of gas sold. An order from the Kentucky Public Service Commission was received on October 19, 2007 approving the terms of the settlement with rates effective on or after October 20, 2007.

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

In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2009 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2009 compared to 2008
	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
($000)	March 31,	March 31,	March 31,

Increase (decrease) in regulated gross margins Gas sales	(146)	556	775
On-system transportation	(171)	(160)	(72)
Off-system transportation	(152)	43	185
Other	257	359	242
Total	(212)	798	1,130

Decrease in non-regulated gross margins Gas sales	(1,725)	(1,534)	(865)
Other	(41)	(40)	(11)
Total	(1,766)	(1,574)	(876)

Increase (decrease) in consolidated gross margins	(1,978)	(776)	254
Percentage increase (decrease) in regulated volumes
Gas sales	(5)	3	1
On-system transportation	(18)	(11)	(8)
Off-system transportation	(15)	—	6

Percentage decrease in non-regulated gas sales volumes	(23)	(15)	(8)

Heating degree days were 99%, 101% and 101% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2009, respectively, as compared with 102%, 95% and 95% of normal temperatures in the 2008 periods. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended March 31, 2009, consolidated gross margins decreased $1,978,000 (13%) due to decreased regulated and non-regulated gross margins of $212,000 (2%) and $1,766,000 (37%), respectively. Our non-regulated margins decreased $1,766,000 (37%) due to a 23% decrease in volumes sold and lower sales prices. The non-regulated volumes decreased due to a decrease in our non-regulated customers’ gas requirements.

For the nine months ended March 31, 2009, consolidated gross margins decreased $776,000 (3%) due to decreased non-regulated gross margins of $1,574,000 (18%) offset by increased regulated gross margins of $798,000 (4%). Our non-regulated gross margins decreased $1,574,000 (18%) due to a 15% decrease in volumes sold attributable to a decrease in our non-regulated customers’ gas requirements. Our regulated gross margin for gas sales increased $556,000 (3%) due to a 3% increase in volumes sold due to colder than normal weather.

For the twelve months ended March 31, 2009, consolidated gross margins increased $254,000 (1%) due to increased regulated gross margins of $1,130,000 (5%) offset by decreased non-regulated gross margins of $876,000 (8%). Our regulated gross margin for gas sales increased $775,000 (4%) due to increased base rates which became effective October 20, 2007. Our regulated off-system transportation margins increased $185,000 (5%) due to a 6% increase in volumes transported. Our non-regulated gross margin for gas sales decreased $865,000 (9%) due to an 8% decrease in volumes sold.

Operations and Maintenance

          For the nine months ended March 31, 2009, operations and maintenance expense increased $1,845,000 (19%). The increase was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 12 of the Notes to Consolidated Financial Statements), increased uncollectible expense ($397,000) and increased employee benefit expense ($286,000).

          For the twelve months ended March 31, 2009, operations and maintenance expense increased $3,083,000 (24%). The increase was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 12 of the Notes to Consolidated Financial Statements), increased uncollectible expense ($677,000), increased employee benefit expense ($372,000) and increased labor expense ($194,000).

Depreciation and Amortization

For the nine and twelve months ended March 31, 2009, depreciation and amortization decreased $355,000 (11%) and $686,000 (15%), respectively. The decreases were due to lower depreciation rates approved by the Kentucky Public Service Commission that became effective October 20, 2007. The decreases were partially offset by increases in depreciable plant resulting from capital expenditures which relate to the replacement and improvement of our transmission, distribution, gathering, storage and general facilities.

Other Income and Deductions, Net

For the nine and twelve months ended March 31, 2009, other income and deductions, net decreased $136,000 (378%) and $161,000 (149%), respectively. The decreases were due to decreases in the cash surrender value of officers’ life insurance as well as decreases in the fair value of the supplementation retirement plan. The decreases in the fair value of the supplemental retirement plan were offset by reductions in operating expenses resulting from corresponding decreases in the liability of the plan.

Income Tax Expense

For the three, nine and twelve months ended March 31, 2009, income tax expense decreased $728,000 (22%), $866,000 (20%) and $690,000 (17%), respectively, as a result of decreased net income before income taxes.

Basic and Diluted Earnings Per Common Share

For the three, nine and twelve months ended March 31, 2009 and 2008, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Statement of Financial Accounting Standards No. 133, entitled Accounting for Derivative Instruments and Hedging Activities.

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit. The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly

London Interbank Offered Rate. The balances on our bank line of credit were $10,658,000, $6,829,000 and $3,287,000 on March 31, 2009, June 30, 2008 and March 31, 2008, respectively. The weighted average interest rates on our bank line of credit were 1.24%, 3.2% and 3.86% on March 31, 2009, June 30, 2008 and March 31, 2008, respectively. Based on the amounts of our outstanding bank line of credit on March 31, 2009, June 30, 2008 and March 31, 2008, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $107,000, $68,000 and $33,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 and found no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: May 6, 2009	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)