Form 10-Q
period 2009-09-24
DELTA NATURAL GAS CO INC
filed 2009-11-05
CIK 277375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2009, Delta Natural Gas Company, Inc. had 3,323,385 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

OPERATING REVENUES	$8,130,950	$18,108,090	$95,659,684	$118,361,037

OPERATING EXPENSES
Purchased gas	$3,484,168	$12,323,096	$63,238,703	$81,296,282
Operation and maintenance	3,168,005	2,826,055	15,372,236	14,058,527
Depreciation and amortization	984,493	949,903	3,889,689	3,862,020
Taxes other than income taxes	453,744	438,700	1,895,651	1,807,218

Total operating expenses	$8,090,410	$16,537,754	$84,396,279	$101,024,047

OPERATING INCOME	$40,540	$1,570,336	$11,263,405	$17,336,990

OTHER INCOME AND DEDUCTIONS, NET	55,303	(8,638)	17,522	60,681

INTEREST CHARGES	1,045,860	1,145,967	4,427,550	4,707,394

NET INCOME (LOSS) BEFORE INCOME TAXES	$(950,017)	$415,731	$6,853,377	$12,690,277

INCOME TAX EXPENSE (BENEFIT)	(387,013)	142,516	2,478,866	4,776,250

NET INCOME (LOSS)	$(563,004)	$273,215	$4,374,511	$7,914,027

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(.17)	$.08	$1.32	$2.41

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,320,006	3,297,671	3,311,596	3,290,273

DIVIDENDS DECLARED PER COMMON SHARE	$.325	$.32	$1.285	$1.25

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,	September 30,
	2009	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,626	$122,589	$885,554
Accounts receivable, less accumulated allowances for doubtful accounts of $669,000, $819,000 and $409,000, respectively	3,699,947	4,085,867	8,969,495
Gas in storage, at average cost	13,004,542	9,746,768	25,758,024
Deferred gas costs	2,629,270	2,356,943	8,101,290
Materials and supplies, at average cost	577,794	662,805	577,757
Prepayments	6,815,614	2,415,527	3,580,039
Total current assets	$26,834,793	$19,390,499	$47,872,159

PROPERTY, PLANT AND EQUIPMENT	$200,399,504	$199,254,216	$194,253,594
Less-Accumulated provision for depreciation	(71,388,325)	(70,616,271)	(68,543,406)
Net property, plant and equipment	$129,011,179	$128,637,945	$125,710,188

OTHER ASSETS
Cash surrender value of officers’ life insurance	$432,752	$412,661	$444,312
Prepaid pension cost	—	—	1,829,872
Regulatory assets	11,364,201	11,394,844	7,632,561
Unamortized debt expense and other	2,648,411	2,669,346	2,774,096
Total other assets	$14,445,364	$14,476,851	$12,680,841

Total assets	$170,291,336	$162,505,295	$186,263,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	September 30,	June 30,	September 30,
	2009	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,332,896	$4,691,152	$11,076,760
Notes payable	9,595,840	3,653,103	24,698,334
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,271,726	983,376	1,230,580
Customers’ deposits	493,441	508,209	490,869
Accrued interest on debt	853,515	857,810	862,003
Accrued vacation	724,085	712,216	729,741
Deferred income taxes	724,768	814,549	1,628,913
Other	495,695	487,925	414,047
Total current liabilities	$20,691,966	$13,908,340	$42,331,247

LONG-TERM DEBT	$57,391,000	$57,599,000	$58,242,000

LONG-TERM LIABILITIES
Deferred income taxes	$30,633,770	$27,537,908	$24,516,681
Investment tax credits	136,850	144,500	169,475
Regulatory liabilities	1,517,776	1,710,099	1,948,841
Accrued pension	190,186	430,095	—
Asset retirement obligations and other	2,241,908	2,176,171	2,193,725
Total long-term liabilities	$34,720,490	$31,998,773	$28,828,722

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$112,803,456	$103,506,113	$129,401,969

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value, 20,000,000 shares authorized, 3,323,385, 3,318,046 and 3,301,117 shares outstanding at September 30, 2009, June 30, 2009 and September 30, 2008, respectively)	$3,323,385	$3,318,046	$3,301,117
Premium on common shares	44,590,761	44,465,601	44,106,021
Retained earnings	9,573,734	11,215,535	9,454,081
Total shareholders’ equity	$57,487,880	$58,999,182	$56,861,219

Total liabilities and shareholders’ equity	$170,291,336	$162,505,295	$186,263,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

COMMON SHARES
Balance, beginning of period	$3,318,046	$3,295,759	$3,301,117	$3,281,814
Issuance of common shares	5,339	5,358	22,268	19,303

Balance, end of period	$3,323,385	$3,301,117	$3,323,385	$3,301,117

PREMIUM ON COMMON SHARES
Balance, beginning of period	$44,465,601	$43,967,481	$44,106,021	$43,620,293
Issuance of common shares	125,160	138,540	484,740	485,728

Balance, end of period	$44,590,761	$44,106,021	$44,590,761	$44,106,021

RETAINED EARNINGS
Balance, beginning of period	$11,215,535	$10,330,345	$9,454,081	$5,746,715
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	—	(94,300)	—	(94,300)
Balance, beginning of period, as adjusted	$11,215,535	$10,236,045	$9,454,081	$5,652,415
Net income (loss)	(563,004)	273,215	4,374,511	7,914,027
Dividends declared on common
shares (See Consolidated Statements of
Income (Loss) for rates)	(1,078,797)	(1,055,179)	(4,254,858)	(4,112,361)

Balance, end of period	$9,573,734	$9,454,081	$9,573,734	$9,454,081

COMMON SHAREHOLDERS’ EQUITY
Balance, beginning of period	$58,999,182	$57,593,585	$56,861,219	$52,648,822
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	—	(94,300)	—	(94,300)
Balance, beginning of period, as adjusted	$58,999,182	$57,499,285	$56,861,219	$52,554,522
Net income (loss)	(563,004)	273,215	4,374,511	7,914,027
Issuance of common shares	130,499	143,898	507,008	505,031
Dividends on common shares	(1,078,797)	(1,055,179)	(4,254,858)	(4,112,361)

Balance, end of period	$57,487,880	$56,861,219	$57,487,880	$56,861,219

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(563,004)	$273,215	$4,374,511	$7,914,027
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,111,278	1,076,688	4,396,831	4,362,955
Provision for inventory adjustment	—	—	1,350,300	—
Deferred income taxes and investment tax credits	2,967,638	61,519	5,041,467	2,726,496
Gain on sale of property, plant and equipment	—	(156,023)	—	(172,978)
Change in cash surrender value of officers' life insurance	(20,091)	—	11,560	(18,704)
Other - net	(135,130)	(185,239)	(373,565)	(355,511)
Decrease (increase) in assets	(7,469,328)	(13,886,063)	20,428,954	(14,825,129)
Increase (decrease) in liabilities	972,154	(1,673,783)	(8,860,213)	3,620,755

Net cash provided by (used in) operating activities	$(3,136,483)	$(14,489,686)	$26,369,845	$3,251,911

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(1,693,479)	$(2,108,265)	$(7,710,370)	$(5,520,984)
Proceeds from sale of property, plant and equipment	28,560	351,384	203,941	634,321
Other	—	—	60,000	—

Net cash used in investing activities	$(1,664,919)	$(1,756,881)	$(7,446,429)	$(4,886,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock	$(1,078,797)	$(1,055,179)	$(4,254,858)	$(4,112,361)
Issuance of common stock	130,499	143,898	507,008	505,031
Repayment of long-term debt	(208,000)	(76,000)	(851,000)	(265,000)
Borrowings on bank line of credit	11,338,876	31,416,621	54,029,312	73,911,126
Repayments of bank line of credit	(5,396,139)	(13,547,078)	(69,131,806)	(67,802,226)

Net cash provided by (used in) financing activities	$4,786,439	$16,882,262	$(19,701,344)	$2,236,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(14,963)	$635,695	$(777,928)	$601,818

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,589	249,859	885,554	283,736

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,626	$885,554	$107,626	$885,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations

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

(2)	Basis of Presentation

All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.  In preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009, the filing date of this Form 10-Q.

All adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2009 and 2008 are included.  All such adjustments are accruals of a normal and recurring nature other than the inventory adjustment discussed in Note 11 to adjust our gas in storage during the quarter ended December 31, 2008.  The results of operations for the periods ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.  Twelve month ended financial information is provided for additional information only.  The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2009.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board issued Statement No. 168, entitled The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), which establishes the Codification as the single source of authoritative GAAP recognized by the Financial Accounting Standards Board.  Securities and Exchange Commission (“SEC”) rules and interpretive releases are also sources of authoritative generally accepted accounting principles for SEC registrants. Statement No. 168 was effective for periods ending after September 15, 2009.  Statement No. 168 did not change or alter existing GAAP; therefore it did not impact our results of operations, cash flows or financial position.  Effective for our quarter ended September 30, 2009, we have adjusted historical GAAP references in our SEC Form 10-Q to reflect accounting guidance references included in the Codification.

Effective July 1, 2009, we adopted Codification Topic 820, entitled Fair Value Measurement and Disclosures, as it relates to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis.  Our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of our asset retirement obligations, which are measured at fair value only upon initial recognition.  The adoption did not have a material impact on our results of operations or financial position.

In August 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-05, entitled Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. Update No. 2009-05 provides additional guidance in measuring the fair value of liabilities when a lack of observable market information exists to value the liability from an exit price perspective.  We adopted the provisions of Update No. 2009-05 effective for our quarter ended September 30, 2009 and the adoption did not impact our results of operations or financial position.

Recently Issued Accounting Standards

In December, 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 132(R)-1, entitled Employer’s Disclosures about Postretirement Benefit Plan Assets.  Upon issuance of the Accounting Standards Codification, the provisions of Staff Position No. FAS 132(R)-1 were superseded and added as pending content to Codification Topic 715-20, entitled Defined Benefit Plans – General.  The pending content provides for additional disclosure to increase transparency surrounding the types of assets and risks associated with a defined benefit pension or other postretirement plan. Codification Topic 715-20, as amended, will require employers to provide additional disclosure surrounding investment strategies, major categories of plan assets, and valuation techniques used to measure the fair value of plan assets.  The pending content, which shall be effective for our fiscal year ending June 30, 2010, will not have an impact on our results of operations or financial position.

(3)	Fair Value Measurements

Pursuant to Codification Topic 820, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The fair value definition focuses on an exit price, which is the price that would be received by us to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability.  Although additional fair value measurements are not required, the guidance in Codification Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

We determine the fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by Codification Topic 820, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

•	Level 1	– Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2	– Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3	– Unobservable inputs which require the reporting entity to develop its own assumptions.

Our financial assets and liabilities measured at fair value on a recurring basis consist of the assets of our supplemental retirement benefit trust, which is included in unamortized debt expense and other on the Consolidated Balance Sheets.  The offsetting liability is included in asset retirement obligations and other on the Consolidated Balance Sheets.  Contributions to the trust are presented in other investing activities on the Consolidated Statement of Cash Flows.  The liability is not considered a financial liability within the scope of Codification Topic 820.  The assets of the trust are recorded at fair value and consist of exchange traded mutual funds.  The mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the fair value hierarchy.  The fair value of the trust assets are as follows:

	September 30,	June 30,	September 30,
($000)	2009	2009	2008

Trust assets	310	281	239

The carrying amounts of our other financial instruments including cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value.

Our Debentures and Insured Quarterly Notes, presented as current portion of long-term debt and long-term debt on the Consolidated Balance Sheets, are stated at historical cost.  Fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate.  The Insured Quarterly Notes contain insurance that provides for the continuing payment of principal and interest to the holders in the event we default on the Insured Quarterly Notes.  Upon default, the insurer would pay interest and principal to the holders through the maturity of the Insured Quarterly Notes and our obligation transfers to the insurer.  Therefore, the insurance is not considered in the determination of the fair value of the Insured Quarterly Notes.

	September 30,
	2009
	Carrying	Fair
($000)	Amount	Value

7% Debentures	19,587	19,360
5.75% Insured Quarterly Notes	39,004	34,606

Our nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis consist of our asset retirement obligations.  Our asset retirement obligations are measured at fair value upon initial recognition based on the expected future cash flows of the obligation.  Additionally, in the future certain events may require us to evaluate long-lived assets for impairment to determine if their carrying value exceeds their fair value.

Entities are permitted to electively measure many financial instruments and certain other items at fair value. We do not currently have any financial assets or financial liabilities for which the fair value option has been elected.  However, in the future, we may elect to measure certain financial instruments at fair value in accordance with Codification Topic 820.

(4)	Risk Management and Derivative Instruments

To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk.  We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases.  We mitigate price risk by efforts to balance supply and demand.  None of our gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase contracts and gas sales contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Codification Topic 815, entitled Derivatives and Hedging.

(5)	Unbilled Revenue

We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	September 30,	June 30,	September 30,
(000)	2009	2009	2008

Unbilled revenues ($)	1,423	1,386	1,677
Unbilled gas costs ($)	593	519	835
Unbilled volumes (Mcf)	65	55	48

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(6)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2009	2008	2009	2008

Service cost	182	169	689	730
Interest cost	214	203	822	762
Expected return on plan assets	(238)	(253)	(996)	(993)
Amortization of unrecognized net loss	124	55	287	242
Amortization of prior service cost	(22)	(22)	(86)	(86)
Net periodic benefit cost	260	152	716	655

(7)	Notes Payable

The current available bank line of credit with Branch Banking and Trust Company, is $40,000,000, of which $9,596,000, $3,653,000 and $24,698,000 were borrowed having a weighted average interest rate of 1.8%, 1.8%, and 3.2%, as of September 30, 2009, June 30, 2009 and September 30, 2008, respectively.  Effective June 30, 2009, the bank line of credit was extended through June 30, 2011, and the interest rate on the used line of credit was increased from the London Interbank Offered Rate plus .75% to the London Interbank Offered Rate plus 1.5%.

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

(8)	Commitments and Contingencies

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

We have entered into forward purchase agreements beginning in July, 2009 and expiring at various dates through October, 2010.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customer's gas requirements.  These agreements have aggregate minimum purchase obligations of $1,072,000 and $143,000 for our fiscal years ended June 30, 2010 and 2011, respectively.

(9)	Regulatory Matters

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

In October, 2007, we implemented new rates for our regulated customers after approval by the Kentucky Public Service Commission of a settlement agreement we entered into with the Kentucky Attorney General for a rate case we filed with the Kentucky Public Service Commission earlier that year.  The settlement agreement provided for a 10.5% return on shareholder's equity and a $3,920,000 increase in annual revenues.  The increase in rates was primarily allocated to the monthly customer charge and therefore the increase in revenues occurred more evenly throughout the year and was not as dependent on customer usage.

(10)	Operating Segments

Our Company has two segments:  (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing and production.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky.  Virtually all of the revenue recorded under both segments comes from the distribution or transportation of natural gas. Price risk for the regulated segment is mitigated through our gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand.  However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation and gas storage services. Intersegment transportation revenues and expenses are recorded at our tariff rates.  Revenues and expenses for the storage of natural gas are recorded based on quantities stored.  Appropriate related operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:
	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2009	2008	2009	2008
Operating Revenues
Regulated
External customers	5,266	6,649	63,094	59,600
Intersegment	553	762	3,218	4,083
Total regulated	5,819	7,411	66,312	63,683

Non-regulated
External customers	2,865	11,459	32,566	58,761

Eliminations for intersegment	(553)	(762)	(3,218)	(4,083)
Total operating revenues	8,131	18,108	95,660	118,361

Net Income (Loss)
Regulated	(822)	(460)	3,117	4,096
Non-regulated	259	733	1,258	3,818
Total net income (loss)	(563)	273	4,375	7,914

(11)	Gas In Storage Inventory Adjustment

We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs.  We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records.  During fiscal 2009, after analyzing the storage field data at the end of the injection cycle, we determined that an inventory adjustment was required.  We estimated that the adjustment amount would be in the range of $1,350,000 to $1,750,000.  Based on the storage field data currently available, we cannot determine if any amount within the range is more likely than any other.  The fiscal 2009 storage field data suggested that the inventory adjustment is related to a storage well that was identified in 2007 as allowing natural gas to escape.  The storage well was remediated during fiscal 2008.

During fiscal 2009, we recorded a gas in storage inventory adjustment in the amount of $1,350,000.  The adjustment is included in operation and maintenance expense in the Consolidated Statements of Income for the twelve months ended September 30, 2009.  Any future adjustment to inventory will be determined as additional storage field data is collected and evaluated during future storage injection and withdrawal cycles.

The underground storage facility is insured against certain risks such as this loss.  In October, 2009, we received the preliminary findings from the external consultant engaged by the insurance company to review our claim.  The preliminary findings challenge our right to recover the full amount of the claim. We disagree with the consultant’s preliminary findings and intend to file a rebuttal with the insurance company.  We cannot predict the amount of any insurance proceeds.

Depending on the outcome of our pursuit of insurance recovery, we will also evaluate whether any unreimbursed gas losses are eligible for regulatory recovery under our gas cost recovery rate mechanism or through other recovery methods.  We have not recorded any insurance recovery asset or regulatory asset in the accompanying consolidated financial statements; however, to the extent recovery becomes probable, we will evaluate recognition of an asset at that time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2009 OVERVIEW AND FUTURE OUTLOOK

For the three months ended September 30, 2009, there was a consolidated net loss per share of $.17 compared with net income of $.08 per share for the three months ended September 30, 2008.  The decrease is due to a $474,000 decrease in net income for our non-regulated segment and a $362,000 increase in the net loss for the regulated segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes, gains on the sale of assets and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $9,596,000 at September 30, 2009 compared to $3,653,000 at June 30, 2009 due to gas purchased for storage and capital expenditures. Notes payable decreased to $9,596,000 at September 30, 2009 compared to $24,698,000 at September 30, 2008 due to a 64% decrease in the cost of gas purchased for storage during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

Our liquidity is also impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements.  We made capital expenditures of $1,693,000 and $7,710,000 during the three and twelve months ended September 30, 2009, respectively.  In periods when cash provided by operating activities is not sufficient to meet our capital requirements, we finance the balance of our capital expenditures on an interim basis through the bank line of credit.

Long-term debt decreased to $57,391,000 at September 30, 2009, compared with $57,599,000 at June 30, 2009 and $58,242,000 at September 30, 2008.  The decreases resulted from the redemption of the Debentures and Insured Quarterly Notes, which allow limited redemptions to be made by certain holders or their beneficiaries.

Cash and cash equivalents were $108,000 at September 30, 2009, as compared with $123,000 at June 30, 2009 and $886,000 at September 30, 2008.  The changes in cash and cash equivalents are summarized in the following table:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2009	2008	2009	2008

Provided by (used in) operating activities	(3,136)	(14,489)	26,369	3,252
Used in investing activities	(1,665)	(1,757)	(7,446)	(4,887)
Provided by (used in) financing activities	4,786	16,882	(19,701)	2,237
Increase (decrease) in cash and cash equivalents	(15)	636	(778)	602

For the three months ended September 30, 2009, cash used in operating activities decreased $11,353,000 (78%).  Cash paid for natural gas decreased $21,443,000 due to decreases in both the cost of gas purchased and the quantities purchased. The decrease was partially offset by an $11,906,000 decrease in cash received from customers due to decreases in both sales prices and volumes sold.

For the twelve months ended September 30, 2009, cash provided by operating activities increased $23,117,000 (711%). Cash paid for natural gas decreased $40,359,000 due to decreases in both the cost of gas purchased and the quantities purchased. The decrease was partially offset by a $15,592,000 decrease in cash received from customers due to decreases in both sales prices and volumes sold.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the three months ended September 30, 2009, cash provided by financing activities decreased $12,096,000 due to decreased net borrowings on the bank line of credit.

For the twelve months ended September 30, 2009, cash used in financing activities increased $21,938,000 due to increased net repayments on the bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2010 to be approximately $6.3 million.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit.  Our current available line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $9,596,000 was borrowed at September 30, 2009.  The current bank line of credit extends through June 30, 2011.

Our ability to borrow on our bank line of credit is dependent on our compliance with covenants.  Our bank line of credit agreement and the Indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined "events of default" which, among other things, can make the obligations immediately due and payable.  Of these, we consider the following covenants to be most restrictive:

•	Dividend payments cannot be made unless consolidated shareholders' equity of the Company exceeds $25,800,000 (thus no retained earnings were restricted); and

•	We may not assume any additional mortgage indebtedness in excess of $5,000,000 without effectively securing all Debentures and Insured Quarterly Notes equally to such additional indebtedness.

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

Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers.  The Kentucky Public Service Commission sets these prices, and we continuously monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our regulated services.

In October, 2007, we implemented new rates for our regulated customers after approval by the Kentucky Public Service Commission of a settlement agreement we entered into with the Kentucky Attorney General for a rate case we filed with the Kentucky Public Service Commission earlier that year.  The settlement agreement provided for a 10.5% return on shareholder's equity and a $3,920,000 increase in annual revenues.  The increase in rates was primarily allocated to the monthly customer charge, and therefore the increase in revenues occurred more evenly throughout the year and was not as dependent on customer usage.

RESULTS OF OPERATIONS

Gross Margins

Our regulated and non-regulated revenues, other than transportation, have offsetting gas expenses.  Therefore, throughout the following Results of Operations, we refer to “gross margin”.  With respect to our regulated and non-regulated segments, gross margin refers to operating revenues less purchased gas expense, which can be derived directly from our Consolidated Statements of Income.  Operating Income as presented in the Consolidated Statements of Income (Loss) is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States.  “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules.  We view gross margin as an important performance measure of the core profitability of our operations.  The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments.  We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market.  Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three and twelve months ended September 30, 2009 compared with the same periods in the preceding year.  The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions.  These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2009 compared to 2008
	Three Months	Twelve Months
	Ended	Ended
($000)	September 30,	September 30,

Increase (decrease) in regulated gross margins
Gas sales	(81)	(239)
On-system transportation	1	(367)
Off-system transportation	(216)	(401)
Other	(8)	5
Intersegment elimination (a)	209	865
Total	(95)	(137)

Decrease in non-regulated gross margins
Gas sales	(784)	(3,471)
Other	(50)	(171)
Intersegment elimination (a)	(209)	(865)
Total	(1,043)	(4,507)

Decrease in consolidated gross margins	(1,138)	(4,644)

Percentage increase (decrease) in regulated volumes
Gas sales	5	3
On-system transportation	(12)	(16)
Off-system transportation	(23)	(13)

Percentage decrease in non-regulated gas sales volumes	(49)	(31)

(a)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 101% of normal thirty year average temperatures for the twelve months ended September 30, 2009 as compared with 95% of normal temperatures in 2008.  A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended September 30, 2009, consolidated gross margins decreased $1,138,000 (20%) due to decreased non-regulated and regulated gross margins of $1,043,000 (51%) and $95,000 (3%), respectively. Our non-regulated gross margins decreased due to a 49% decrease in volumes sold and a 52% decline in sales prices.  Non-regulated customers volumes are generally less sensitive to weather.  The non-regulated volumes sold decreased due to a decrease in our non-regulated customers’ gas requirements, which we attribute primarily to current economic conditions.

For the twelve months ended September 30, 2009, consolidated gross margins decreased $4,644,000 (13%) due to decreased non-regulated and regulated gross margins of $4,507,000 (39%) and $137,000 (1%), respectively. Our non-regulated gross margins decreased due to a 31% decrease in volumes sold and a 20% decline in sales prices.  The non-regulated volumes sold decreased due to a decrease in our non-regulated customers’ gas requirements, which we attribute primarily to current economic conditions.

Operation and Maintenance

For the three months ended September 30, 2009, operation and maintenance expense increased $342,000 (12%). The increase was primarily due to increased employee benefit expense ($215,000) and increased professional services expense ($113,000).

For the twelve months ended September 30, 2009, operation and maintenance expense increased $1,313,000 (9%). The increase was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements).

Interest Charges

For the three and twelve months ended September 30, 2009, interest charges decreased $100,000 (9%) and $280,000 (6%), respectively, due to decreases in the average interest rate on our bank line of credit and decreased borrowings on our bank line of credit.

Income Tax Expense (Benefit)

For the three and twelve months ended September 30, 2009, income tax expense (benefit) changed as a result of corresponding changes in net income (loss) before income taxes.

Basic and Diluted Earnings Per Common Share

For the three and twelve months ended September 30, 2009 and 2008, our basic earnings (loss) per common share changed as a result of changes in net income (loss) and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

None of our gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Accounting Standards Codification Topic 815, entitled Derivatives and Hedging.

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  The balance on our bank line of credit was $9,596,000, $3,653,000 and $24,698,000 on September 30, 2009, June 30, 2009 and September 30, 2008, respectively.  The weighted average interest rates on our bank line of credit were 1.8%, 1.8% and 3.2% on September 30, 2009, June 30, 2009 and September 30, 2008, respectively.  Based on the amounts of our outstanding bank line of credit on September 30, 2009, June 30, 2009 and September 30, 2008, a one percent (one hundred basis point) increase in our average interest rates would result in a decrease in our annual pre-tax net income of $96,000, $37,000 and $247,000, respectively.  Effective June 30, 2009, the bank line of credit was extended through June 30, 2011.  The extension increased the interest rate on the used bank line of credit from the London Interbank Offered Rate plus .75% to the London Interbank Offered Rate plus 1.5%.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: November 5, 2009	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)