Form 10-Q
period 2009-12-31
DELTA NATURAL GAS CO INC
filed 2010-02-08
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of December 31, 2009, Delta Natural Gas Company, Inc. had 3,327,573 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008

OPERATING REVENUES	$21,114,433	$33,957,969	$29,245,383	$52,066,058	$82,816,149	$123,020,587

OPERATING EXPENSES
Purchased gas	$12,298,555	$24,081,852	$15,782,724	$36,404,948	$51,455,406	$86,042,694
Operation and maintenance	3,261,750	5,155,649	6,429,754	7,981,705	13,478,337	16,024,446
Depreciation and amortization	982,360	961,383	1,966,853	1,911,286	3,910,666	3,780,114
Taxes other than income taxes	485,758	445,575	939,502	884,275	1,935,834	1,812,515

Total operating expenses	$17,028,423	$30,644,459	$25,118,833	$47,182,214	$70,780,243	$107,659,769

OPERATING INCOME	$4,086,010	$3,313,510	$4,126,550	$4,883,844	$12,035,906	$15,360,818

OTHER INCOME AND DEDUCTIONS, NET	26,187	(78,620)	81,489	(87,257)	122,327	(23,136)

INTEREST CHARGES	1,065,162	1,264,211	2,111,022	2,410,177	4,228,501	4,640,742

NET INCOME BEFORE INCOME TAXES	$3,047,035	$1,970,679	$2,097,017	$2,386,410	$7,929,732	$10,696,940

INCOME TAX EXPENSE	1,134,160	741,675	747,146	884,191	2,871,352	4,009,194

NET INCOME	$1,912,875	$1,229,004	$1,349,871	$1,502,219	$5,058,380	$6,687,746

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$.58	$.37	$.41	$.46	$1.53	$2.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,324,637	3,303,313	3,322,169	3,300,403	3,316,931	3,295,341

DIVIDENDS DECLARED PER COMMON SHARE	$.325	$.32	$.65	$.64	$1.29	$1.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,	December 31,
	2009	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$138,146	$122,589	$324,863
Accounts receivable, less accumulated allowances for doubtful accounts of $495,000, $819,000, and $852,000, respectively	12,653,512	4,085,867	18,602,820
Gas in storage, at average cost	10,978,247	9,746,768	21,183,038
Deferred gas costs	1,573,758	2,356,943	6,032,930
Materials and supplies, at average cost	525,775	662,805	588,409
Prepayments	5,374,954	2,415,527	4,178,350
Total current assets	$31,244,392	$19,390,499	$50,910,410

PROPERTY, PLANT AND EQUIPMENT	$201,406,820	$199,254,216	$195,391,491
Less-Accumulated provision for depreciation	(72,174,115)	(70,616,271)	(69,259,827)
Net property, plant and equipment	$129,232,705	$128,637,945	$126,131,664

OTHER ASSETS
Cash surrender value of life insurance	$440,746	$412,661	$384,940
Prepaid pension cost	—	—	1,677,932
Regulatory assets	11,400,086	11,394,844	7,648,521
Unamortized debt expense and other	2,667,245	2,669,346	2,758,250
Total other assets	$14,508,077	$14,476,851	$12,469,643

Total assets	$174,985,174	$162,505,295	$189,511,717

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	December 31,	June 30,	December 31,
	2009	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,292,716	$4,691,152	$8,868,368
Notes payable	12,015,728	3,653,103	28,652,755
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,475,910	983,376	1,388,248
Customers’ deposits	641,019	508,209	621,511
Accrued interest on debt	854,190	857,810	859,592
Accrued vacation	612,652	712,216	605,410
Deferred income taxes	270,866	814,549	1,628,814
Other	522,249	487,925	470,066
Total current liabilities	$23,885,330	$13,908,340	$44,294,764

LONG-TERM DEBT	$57,259,000	$57,599,000	$58,063,000

LONG-TERM LIABILITIES
Deferred income taxes	$31,058,562	$27,537,908	$25,695,748
Investment tax credits	129,200	144,500	161,150
Regulatory liabilities	1,419,468	1,710,099	1,872,704
Accrued pension	450,278	430,095	—
Asset retirement obligations and other	2,346,190	2,176,171	2,246,334
Total long-term liabilities	$35,403,698	$31,998,773	$29,975,936

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$116,548,028	$103,506,113	$132,333,700

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value, 20,000,000 shares
authorized; 3,327,573, 3,318,046, and
3,307,446 shares outstanding at December 31,
2009, June 30, 2009 and December 31, 2008,
respectively)	$3,327,573	$3,318,046	$3,307,446
Premium on common shares	44,703,270	44,465,601	44,244,428
Retained earnings	10,406,303	11,215,535	9,626,143
Total shareholders’ equity	$58,437,146	$58,999,182	$57,178,017

Total liabilities and shareholders’ equity	$174,985,174	$162,505,295	$189,511,717

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

COMMON SHARES
Balance, beginning of period	$3,318,046	$3,295,759	$3,307,446	$3,286,276
Issuance of common shares	9,527	11,687	20,127	21,170

Balance, end of period	$3,327,573	$3,307,446	$3,327,573	$3,307,446

PREMIUM ON COMMON SHARES
Balance, beginning of period	$44,465,601	$43,967,481	$44,244,428	$43,729,714
Issuance of common shares	237,669	276,947	458,842	514,714

Balance, end of period	$44,703,270	$44,244,428	$44,703,270	$44,244,428

RETAINED EARNINGS
Balance, beginning of period	$11,215,535	$10,330,345	$9,626,143	$7,184,458
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	—	(94,300)	—	(94,300)
Balance, beginning of period, as adjusted	$11,215,535	$10,236,045	$9,626,143	$7,090,158
Net income	1,349,871	1,502,219	5,058,380	6,687,746
Dividends declared on common shares (See Consolidated Statements of Income for rates)	(2,159,103)	(2,112,121)	(4,278,220)	(4,151,761)

Balance, end of period	$10,406,303	$9,626,143	$10,406,303	$9,626,143

SHAREHOLDERS’ EQUITY
Balance, beginning of period	$58,999,182	$57,593,585	$57,178,017	$54,200,448
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	—	(94,300)	—	(94,300)
Balance, beginning of period, as adjusted	$58,999,182	$57,499,285	$57,178,017	$54,106,148
Net income	1,349,871	1,502,219	5,058,380	6,687,746
Issuance of common shares	247,196	288,634	478,969	535,884
Dividends on common shares	(2,159,103)	(2,112,121)	(4,278,220)	(4,151,761)

Balance, end of period	$58,437,146	$57,178,017	$58,437,146	$57,178,017

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,349,871	$1,502,219	$5,058,380	$6,687,746
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	2,220,423	2,164,858	4,417,807	4,285,720
Deferred income taxes and investment tax credits	2,900,085	1,216,112	3,819,321	2,416,040
Gain on sale of property, plant and equipment	—	(156,023)	—	(172,978)
Provision for inventory adjustment	—	1,350,300	—	1,350,300
Other, net	(264,770)	(317,632)	(370,812)	(440,646)
Change in cash surrender value of life insurance	(28,085)	(59,372)	(55,806)	40,669
Decrease (increase) in assets	(11,895,946)	(18,702,712)	21,099,404	(9,535,363)
Increase (decrease) in liabilities	2,558,305	(3,248,258)	(5,699,587)	145,312

Net cash provided by (used in) operating activities	$(3,160,117)	$(16,250,508)	$28,268,707	$4,776,800

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,969,045)	$(3,846,171)	$(7,349,706)	$(6,571,402)
Proceeds from sale of property, plant and equipment	94,001	426,206	194,560	538,923
Other	(60,000)	—	(60,000)	—
Net cash used in investing activities	$(2,935,044)	$(3,419,965)	$(7,215,146)	$(6,032,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(2,159,103)	$(2,112,121)	$(4,278,220)	$(4,151,761)
Issuance of common shares	247,196	288,634	478,969	535,884
Repayment of long-term debt	(340,000)	(255,000)	(804,000)	(339,000)
Borrowings on bank line of credit	21,694,291	53,515,222	42,286,126	76,271,635
Repayment of bank line of credit	(13,331,666)	(31,691,258)	(58,923,153)	(71,417,027)

Net cash provided by (used in) financing activities	$6,110,718	$19,745,477	$(21,240,278)	$899,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$15,557	$75,004	$(186,717)	$(355,948)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,589	249,859	324,863	680,811

CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,146	$324,863	$138,146	$324,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations

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

All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2009 and 2008 are included.  All such adjustments are accruals of a normal and recurring nature other than the inventory adjustment discussed in Note 11 to adjust our gas in storage during the quarter ended December 31, 2008.  In preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2009 through February 8, 2010, the filing date of this Form 10-Q.

The results of operations for the periods ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.  Twelve month ended financial information is provided for additional information only.

The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board issued Statement No. 168, entitled The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), which establishes the Codification as the single source of authoritative GAAP recognized by the Financial Accounting Standards Board.  Securities and Exchange Commission (“SEC”) rules and interpretive releases are also sources of authoritative generally accepted accounting principles for SEC registrants. Statement No. 168 was effective for periods ending after September 15, 2009.  Statement No. 168 did not change or alter existing GAAP, therefore it did not impact our results of operations, cash flows or financial position.  We have adjusted historical GAAP references in our SEC filings to reflect accounting guidance references included in the Codification.

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

Recently Issued Accounting Standards

In December, 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 132(R)-1, entitled Employer’s Disclosures about Postretirement Benefit Plan Assets.  Upon issuance of the Accounting Standards Codification, the provisions of Staff Position No. FAS 132(R)-1 were superseded and added as pending content to Codification Topic 715-20, entitled Defined Benefit Plans – General.  The pending content provides for additional disclosure to increase transparency surrounding the types of assets and risks associated with a defined benefit pension or other postretirement plan. Codification Topic 715-20, as amended, will require employers to provide additional disclosure surrounding investment strategies, major categories of plan assets, and valuation techniques used to measure the fair value of plan assets.  The pending content, which shall be effective for our fiscal year ending June 30, 2010, will not impact our results of operations or financial position.

In January, 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, entitled Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires entities with fair value measurements to disaggregate major categories of assets and liabilities within the disclosures, disclose transfers between levels within the fair value hierarchy and disclose inputs and valuation techniques for Level 2 and Level 3 fair value measurements. Update No. 2010-06 is effective for reporting periods beginning after December 15, 2009 and will not impact our results of operations or financial position.

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

Our financial assets and liabilities measured at fair value on a recurring basis consist of the assets of our supplemental retirement benefit trust, which are included in unamortized debt expense and other on the Consolidated Balance Sheets.  The offsetting liability is included in asset retirement obligations and other on the Consolidated Balance Sheets.  Contributions to the trust are presented in other investing activities on the Consolidated Statement of Cash Flows.  The liability is not considered a financial liability within the scope of Codification Topic 820.  The assets of the trust are recorded at fair value and consist of exchange traded mutual funds.  The mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the fair value hierarchy.  The fair value of the trust assets are as follows:

	December 31,	June 30,	December 31,
($000)	2009	2009	2008

Trust assets	378	281	272

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

	December 31,
	2009
	Carrying	Fair
($000)	Amount	Value

7% Debentures	19,510	18,414
5.75% Insured Quarterly Notes	38,949	33,268

Our nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis consist of our asset retirement obligations.  Our asset retirement obligations are measured at fair value upon initial recognition based on the expected future cash flows of the obligation.  Additionally, certain future events may require us to evaluate long-lived assets for impairment to determine if their carrying value exceeds their fair value.

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

Unbilled revenues and gas costs include the following:

	December 31,	June 30,	December 31,
(000)	2009	2009	2008

Unbilled revenues ($)	6,410	1,386	9,591
Unbilled gas costs ($)	3,669	519	6,788
Unbilled volumes (Mcf)	550	55	517

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(6)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2009	2008	2009	2008	2009	2008

Service cost	182	169	364	339	702	713
Interest cost	214	203	427	405	833	778
Expected return on plan assets	(238)	(253)	(476)	(505)	(982)	(999)
Amortization of unrecognized net loss	124	55	248	108	357	233
Amortization of prior service cost	(22)	(22)	(43)	(43)	(86)	(86)
Net periodic benefit cost	260	152	520	304	824	639

(7)	Notes Payable

The current available bank line of credit with Branch Banking and Trust Company, is $40,000,000, of which $12,016,000, $3,653,000 and $28,653,000 were borrowed having a weighted average interest rate of 1.7%, 1.8% and 2.7% as of December 31, 2009, June 30, 2009 and December 31, 2008, respectively.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%, and the annual cost of the unused bank line of credit is .125%.

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

We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.1 million would be paid in addition to continuation of specified benefits for up to five years.

We are not a party to any material pending legal proceedings.

We have entered into forward purchase agreements beginning in July, 2009 and expiring at various dates through October, 2010.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  The remaining aggregate minimum purchase obligations for these agreements are $411,000 and $143,000 for our fiscal years ended June 30, 2010 and 2011, respectively.

(9)	Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services.  The Kentucky Public Service Commission’s regulation of our business includes setting the rates we are permitted to charge our regulated customers.  The rates we currently charge our regulated customers were implemented in October, 2007.  We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our natural gas and transportation services.

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

Segment information is shown below for the periods:
	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2009	2008	2009	2008	2009	2008
Operating Revenues
Regulated
External customers	13,807	22,177	19,072	28,826	54,724	65,354
Intersegment	866	971	1,419	1,733	3,113	3,970
Total regulated	14,673	23,148	20,491	30,559	57,837	69,324

Non-regulated
External customers	7,307	11,781	10,173	23,240	28,092	57,667

Eliminations for intersegment	(866)	(971)	(1,419)	(1,733)	(3,113)	(3,970)
Total operating revenues	21,114	33,958	29,245	52,066	82,816	123,021

Net Income
Regulated	1,552	870	730	411	3,798	3,360
Non-regulated	361	359	620	1,091	1,260	3,328
Total net income	1,913	1,229	1,350	1,502	5,058	6,688

(11)	Gas In Storage Inventory Adjustment

We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs.  We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records.

Fiscal 2009 storage field data suggested that an inventory adjustment was required related to a storage well that allowed natural gas to escape.  After analyzing the data, we estimated that the adjustment amount would be in the range of $1,350,000 to $1,750,000.  Based on the storage field data available at the time, we could not determine if any amount within the range was more likely than any other; therefore, we recorded a gas in storage inventory adjustment in the amount of $1,350,000.  The adjustment was included in operation and maintenance expense in the Consolidated Statements of Income for the three, six and twelve months ended December 31, 2008.

Fiscal 2010 storage field data has been inconclusive as to whether any additional inventory adjustment is required.  We will continue to evaluate storage field data and record inventory adjustments as required.  Potential future adjustments may be in amounts within or exceeding the range determined in 2009.

On March 23, 2009, we filed an insurance claim for $1,350,000 relating to the escaped gas.  On October 22, 2009, we received the preliminary findings from the external consultant engaged by the insurance company to review our claim.  The preliminary findings challenge our right to recover the full amount of the claim. We disagree with the consultant’s preliminary findings and have filed a rebuttal with the insurance company.  We cannot predict the amount of any insurance proceeds.

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

(12)	Share-Based Compensation

In November, 2009, at the Annual Meeting of Shareholders of Delta Natural Gas Company, Inc., our shareholders adopted and approved the Delta Natural Gas Company, Inc. Incentive Compensation Plan (the “Plan”), which was previously approved by our Board of Directors in August, 2009, subject to shareholder approval.  The Plan provides for incentive compensation payable in stock, restricted stock and stock bonus awards. The Plan, which became effective on January 1, 2010, is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and outside directors who shall be eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 500,000 shares.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.  The Company must receive authorization to issue shares pursuant to the Plan from the Kentucky Public Service Commission before any shares can be awarded.  In December, 2009, we submitted a filing with the Kentucky Public Service Commission seeking such authorization.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2009 OVERVIEW AND FUTURE OUTLOOK

For the six months ended December 31, 2009, consolidated net income per share of $.41 decreased $0.05 per share as compared to the $.46 net income per share for the six months ended December 31, 2008.  The decrease is primarily attributable to a 41% decline in our non-regulated segment's gross margins. However, the decline is partially offset by an inventory adjustment we recorded for our gas in storage during the six months ended December 31, 2008, which is further discussed in Note 11 of the Notes to Consolidated Financial Statements.

Our regulated segment's contribution to consolidated net income for the remainder of 2010 will be dependent upon the continuing impact the weakened economic environment has on our customers.  Our customers may choose to discontinue their natural gas service, be unable to pay for their natural gas service or decrease the volumes purchased from or transported by us on behalf of them.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas, all of which are out of our control.  For the six months ended December 31, 2009, we experienced a decline in the volumes sold to our non-regulated customers due to a decrease in the non-regulated customers' gas requirements.  We anticipate our non-regulated segment will continue to contribute to our consolidated net income for the remainder of fiscal 2010, based on the contracts currently in place.  Additionally, if natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, gains on the sale of assets and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable increased to $12,016,000 at December 31, 2009 compared to $3,653,000 at June 30, 2009 due to gas purchased for storage and capital expenditures. Notes payable decreased to $12,016,000 at December 31, 2009 compared to $28,653,000 at December 31, 2008 due to a 63% decrease in the cost of gas purchased for storage during the current year storage injection season (April through November), as compared to the same period in the prior year.

Our liquidity is also impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements.  We made capital expenditures of $2,969,000 and $7,350,000 during the six and twelve months ended December 31, 2009, respectively.  In periods when cash provided by operating activities is not sufficient to meet our capital requirements, we finance the balance of our capital expenditures on an interim basis through our bank line of credit.

Long-term debt decreased to $57,259,000 at December 31, 2009, compared with $57,599,000 at June 30, 2009 and $58,063,000 at December 31, 2008.  The decreases resulted from the limited redemptions made by certain holders or their beneficiaries as allowed by the Debentures and Insured Quarterly Notes.

Cash and cash equivalents were $138,000 at December 31, 2009, as compared with $123,000 at June 30, 2009 and $325,000 at December 31, 2008.  The changes in cash and cash equivalents are summarized in the following table:

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
($000)	2009	2008	2009	2008

Provided by (used in) operating activities	(3,160)	(16,250)	28,268	4,777
Used in investing activities	(2,935)	(3,420)	(7,215)	(6,032)
Provided by (used in) financing activities	6,111	19,745	(21,240)	899
Increase (decrease) in cash and cash equivalents	16	75	(187)	(356)

For the six months ended December 31, 2009, cash used in operating activities decreased $13,090,000 (81%).  Cash paid for natural gas decreased $33,326,000 due to decreases in both the cost of gas purchased and the quantities purchased. The decrease was partially offset by a $23,790,000 decrease in cash received from customers due to decreases in both sales prices and volumes sold.

For the twelve months ended December 31, 2009, cash provided by operating activities increased $23,491,000 (492%). Cash paid for natural gas decreased $56,103,000 due to decreases in both the cost of gas purchased and the quantities purchased. The decrease was partially offset by a $34,179,000 decrease in cash received from customers due to decreases in both sales prices and volumes sold.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the six months ended December 31, 2009, cash provided by financing activities decreased $13,634,000 (69%) due to decreased net borrowings on the bank line of credit.

For the twelve months ended December 31, 2009, cash used in financing activities increased $22,139,000 (2,463%) due to increased net repayments on the bank line of credit.

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

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $12,016,000 was borrowed at December 31, 2009. The current bank line of credit extends through June 30, 2011.

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

Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices and we continuously monitor our need to file rate requests with the Kentucky Public Service Commission for general rate increase for our regulated services.  The rates we currently charge our regulated customers were implemented in October, 2007.

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

In the following table we set forth variations in our gross margins for the three, six and twelve months ended December 31, 2009 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2009 compared to 2008
	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
($000)	December 31	December 31	December 31

Increase (decrease) in gross margins: Regulated segment
Gas sales	(293)	(374)	(675)
On-system transportation	16	17	(335)
Off-system transportation	(154)	(370)	(644)
Other	(21)	(30)	(43)
Intersegment elimination (a)	105	314	857
Total	(347)	(443)	(840)

Non-regulated segment Gas sales	(611)	(1,395)	(3,780)
Other	2	(47)	(140)
Intersegment elimination (a)	(105)	(314)	(857)
Total	(714)	(1,756)	(4,777)

Decrease in consolidated gross margins	(1,061)	(2,199)	(5,617)
Percentage increase (decrease) in volumes:
Regulated segment
Gas sales	(11)	(9)	(6)
On-system transportation	1	(5)	(15)
Off-system transportation	(16)	(20)	(19)

Non-regulated segment
Gas sales	(3)	(23)	(29)

(a)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 104%, 103% and 100% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2009 as compared with 107%, 104% and 103% of normal temperatures in the 2008 periods.  A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended December 31, 2009, consolidated gross margins decreased $1,061,000 (11%) due to decreased non-regulated and regulated gross margins of $714,000 (32%) and $347,000 (5%), respectively. Our non-regulated gross margins decreased due to a 29% decline in sales prices.  Our regulated gross margins decreased due to a 16% decrease in off-system volumes transported due to a decline in our off-system customers’ gas requirements. Additionally, we experienced an 11% decrease in regulated volumes sold due to customer conservation and warmer weather, which was partially offset by an increase in the rates billed through our weather normalization tariff.

For the six months ended December 31, 2009, consolidated gross margins decreased $2,199,000 (14%) due to decreased non-regulated and regulated gross margins of $1,756,000 (41%) and $443,000 (4%), respectively.  Our non-regulated gross margins decreased due to a 23% decrease in both volumes sold and sales prices.  Our regulated gross margins decreased due to a 20% decrease in off-system volumes transported due to a decline in our off-system customers’ gas requirements.  We primarily attribute the current economic conditions to both the declines in non-regulated volumes sold and regulated off-system volumes transported.  Additionally, we experienced a 9% decrease in regulated volumes sold due to customer conservation and warmer weather which was partially offset by an increase in the rates billed through our weather normalization tariff.

For the twelve months ended December 31, 2009, consolidated gross margins decreased $5,617,000 (15%) due to decreased non-regulated and regulated gross margins of $4,777,000 (43%) and $840,000 (3%), respectively. Our non-regulated gross margins decreased due to a 29% decrease in volumes sold and a 19% decline in sales prices. The non-regulated volume sold decreased due to a decrease in our non-regulated customers’ gas requirements, which we attribute primarily to current economic conditions.  Our regulated gross margins decreased due to a 6% decrease in regulated gas sales due to customer conservation and warmer weather which was partially offset by an increase in the rates billed through our weather normalization tariff.  Additionally, our regulated margins decreased due to a 19% decrease in off-system transportation volumes due to a decrease in our customers' gas requirements.

Operation and Maintenance

For the three months ended December 31, 2009, operation and maintenance expense decreased $1,894,000 (37%). The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements) recorded in the prior year and decreased uncollectible expense ($663,000).

For the six months ended December 31, 2009, operation and maintenance expense decreased $1,552,000 (19%). The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements) recorded in the prior year and decreased uncollectible expense ($743,000), partially offset by increased employee benefit expense ($208,000) and increased professional services expense ($210,000).

For the twelve months ended December 31, 2009, operation and maintenance expense decreased $2,546,000 (16%).  The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements) recorded in the prior year and decreased uncollectible expense ($998,000).

Other Income and Deductions, Net

For the three, six and twelve months ended December 31, 2009, other income and deductions, net increased $105,000 (133%), $168,000 (193%) and $145,000 (630%), respectively.  The increases were due to increases in the cash surrender value of officers’ life insurance as well as increases in the fair value of the supplemental retirement plan.  The increases in the fair value of the supplemental retirement plan were offset by increased operating expenses resulting from a corresponding increase in the liability of the plan.

Interest Charges

For the three, six and twelve months ended December 31, 2009, interest charges decreased $199,000 (16%), $299,000 (12%) and $412,000 (9%), respectively, due to decreased borrowings on our bank line of credit and decreases in the average interest rate on our bank line of credit.

Income Tax Expense

For the three months ended December 31, 2009, income tax expense increased $392,000 (53%). For the six and twelve months ended December 31, 2009, income tax expense decreased $137,000 (15%) and $1,138,000 (28%), respectively. These changes are a result of changes in net income before income taxes.

Basic and Diluted Earnings Per Common Share

For the three, six and twelve months ended December 31, 2009, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

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

None of our gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase contracts meet the definition of a derivative, we have designated these contracts as “normal purchases” and “normal sales” under Accounting Standards Codification Topic 815, entitled Derivates and Hedging.

We are exposed to risk resulting from changes in interest rates on our variable rate bank line of credit.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  The balances on our bank line of credit were $12,016,000, $3,653,000 and $28,653,000 on December 31, 2009, June 30, 2009 and December 31, 2008, respectively.  The weighted average interest rates on our bank line of credit were 1.7%, 1.8%, and 2.7% on December 31, 2009, June 30, 2009 and December 31, 2008, respectively.  Based on the amounts of our outstanding bank line of credit on December 31, 2009, June 30, 2009 and December 31, 2008, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $120,000, $37,000 and $287,000, respectively.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 and found no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	We held our Annual Meeting of Shareholders on November 19, 2009.
(b)
Michael J. Kistner and Michael R. Whitley were elected to our Board of Directors for three-year terms expiring in 2012.  Linda K. Breathitt, Lanny D. Greer and Billy Joe Hall will continue to serve on our Board of Directors until the election in 2010.  Glenn R. Jennings, Lewis N. Melton and Arthur E. Walker, Jr. will continue to serve on our Board of Directors until the election in 2011.

	(c)	The total shares voted in the election of Directors were 3,029,977. There were no broker non-votes. The shares voted for each Nominee were:

Michael J. Kistner	For	2,921,041	Withheld	108,936
Michael R. Whitley	For	2,742,930	Withheld	287,047

(d)
Included in our proxy materials for our 2009 Annual Meeting of Shareholders was a proposal to approve our Incentive Compensation Plan, as adopted by our Board of Directors.  See Note 12 of the Notes to Consolidated Financial Statements.  Our shareholders approved the incentive compensation plan, and the vote tabulation was:

For	1,162,280
Against	533,653
Abstain	75,404

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 8, 2010	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)