Form 10-Q
period 2010-03-31
DELTA NATURAL GAS CO INC
filed 2010-05-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of March 31, 2010, Delta Natural Gas Company, Inc. had 3,331,269 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009

OPERATING REVENUES	$36,090,839	$43,160,716	$65,336,222	$95,226,774	$75,746,272	$117,785,177

OPERATING EXPENSES
Purchased gas	$22,984,832	$30,450,810	$38,767,555	$66,855,758	$43,989,428	$82,785,690
Operation and maintenance	3,757,526	3,333,789	10,187,280	11,315,493	13,902,074	15,973,622
Depreciation and amortization	985,130	965,800	2,951,983	2,877,086	3,929,996	3,816,658
Taxes other than income taxes	584,184	490,829	1,523,686	1,375,105	2,029,188	1,813,338

Total operating expenses	$28,311,672	$35,241,228	$53,430,504	$82,423,442	$63,850,686	$104,389,308

OPERATING INCOME	$7,779,167	$7,919,488	$11,905,718	$12,803,332	$11,895,586	$13,395,869

OTHER INCOME AND DEDUCTIONS, NET	38,551	(13,229)	120,040	(100,486)	174,107	(53,327)

INTEREST CHARGES	1,039,901	1,083,260	3,150,923	3,493,437	4,185,142	4,534,483

NET INCOME BEFORE INCOME TAXES	$6,777,817	$6,822,999	$8,874,835	$9,209,409	$7,884,551	$8,808,059

INCOME TAX EXPENSE	2,445,739	2,563,125	3,192,885	3,447,316	2,753,966	3,281,546

NET INCOME	$4,332,078	$4,259,874	$5,681,950	$5,762,093	$5,130,585	$5,526,513

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.30	$1.29	$1.71	$1.74	$1.54	$1.67

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTAND-ING (BASIC AND DILUTED)	3,328,667	3,309,385	3,324,228	3,303,291	3,321,764	3,300,636

DIVIDENDS DECLARED PER COMMON SHARE	$.325	$.32	$.975	$.96	$1.295	$1.27

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,	March 31,
	2010	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,229,319	$122,589	$873,672
Accounts receivable, less accumulated allowances for doubtful accounts of $593,000, $819,000 and $943,000, respectively	12,642,587	4,085,867	15,260,527
Gas in storage, at average cost	1,999,378	9,746,768	6,937,736
Deferred gas costs	1,640,256	2,356,943	2,702,140
Materials and supplies, at average cost	522,531	662,805	607,140
Prepayments	1,092,532	2,415,527	2,093,397
Total current assets	$24,126,603	$19,390,499	$28,474,612

PROPERTY, PLANT AND EQUIPMENT	$202,308,352	$199,254,216	$198,259,043
Less-Accumulated provision for depreciation	(73,082,758)	(70,616,271)	(69,959,549)
Net property, plant and equipment	$129,225,594	$128,637,945	$128,299,494

OTHER ASSETS
Cash surrender value of life insurance	$446,935	$412,661	$378,047
Prepaid pension cost	–	–	3,525,992
Regulatory assets	11,342,643	11,394,844	7,623,242
Unamortized debt expense and other	2,634,695	2,669,346	2,692,616
Total other assets	$14,424,273	$14,476,851	$14,219,897

Total assets	$167,776,470	$162,505,295	$170,994,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	March 31,	June 30,	March 31,
	2010	2009	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,479,304	$4,691,152	$4,140,121
Notes payable	–	3,653,103	10,658,133
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,877,997	983,376	2,645,360
Customers’ deposits	656,752	508,209	614,141
Accrued interest on debt	856,239	857,810	855,966
Accrued vacation	693,173	712,216	675,975
Deferred income taxes	172,339	814,549	1,626,836
Other	573,319	487,925	476,480
Total current liabilities	$12,509,123	$13,908,340	$22,893,012

LONG-TERM DEBT	$57,179,000	$57,599,000	$57,709,000

LONG-TERM LIABILITIES
Deferred income taxes	$31,715,077	$27,537,908	$25,720,038
Investment tax credits	121,550	144,500	152,825
Regulatory liabilities	1,382,676	1,710,099	1,863,913
Accrued pension	710,369	430,095	–
Asset retirement obligations and other	2,389,825	2,176,171	2,155,192
Total long-term liabilities	$36,319,497	$31,998,773	$29,891,968

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$106,007,620	$103,506,113	$110,493,980

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value), 20,000,000
shares authorized, 3,331,269, 3,318,046
and 3,313,275 shares outstanding at March 31,
2010, June 30, 2009 and March 31, 2009, respectively	$3,331,269	$3,318,046	$3,313,275
Premium on common shares	44,780,788	44,465,601	44,359,433
Retained earnings	13,656,793	11,215,535	12,827,315
Total shareholders’ equity	$61,768,850	$58,999,182	$60,500,023

Total liabilities and shareholders’ equity	$167,776,470	$162,505,295	$170,994,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

COMMON SHARES
Balance, beginning of period	$3,318,046	$3,295,759	$3,313,275	$3,291,557
Issuance of common shares	13,223	17,516	17,994	21,718

Balance, end of period	$3,331,269	$3,313,275	$3,331,269	$3,313,275

PREMIUM ON COMMON SHARES
Balance, beginning of period	$44,465,601	$43,967,481	$44,359,433	$43,855,846
Issuance of common shares	315,187	391,952	421,355	503,587

Balance, end of period	$44,780,788	$44,359,433	$44,780,788	$44,359,433

RETAINED EARNINGS
Balance, beginning of period	$11,215,535	$10,330,345	$12,827,315	$11,586,428
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	–	(94,300)	–	(94,300)
Balance, beginning of period, as adjusted	$11,215,535	$10,236,045	$12,827,315	$11,492,128
Net income	5,681,950	5,762,093	5,130,585	5,526,513
Dividends declared on common shares (See Consolidated Statements of Income for rates)	(3,240,692)	(3,170,823)	(4,301,107)	(4,191,326)

Balance, end of period	$13,656,793	$12,827,315	$13,656,793	$12,827,315

SHAREHOLDERS’ EQUITY
Balance, beginning of period	$58,999,182	$57,593,585	$60,500,023	$58,733,831
Adoption of FASB Statement No. 158
(net of $57,699 of tax)	–	(94,300)	–	(94,300)
Balance, beginning of period, as adjusted	$58,999,182	$57,499,285	$60,500,023	$58,639,531
Net income	5,681,950	5,762,093	5,130,585	5,526,513
Issuance of common shares	328,410	409,468	439,349	525,305
Dividends on common shares	(3,240,692)	(3,170,823)	(4,301,107)	(4,191,326)

Balance, end of period	$61,768,850	$60,500,023	$61,768,850	$60,500,023

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended		Twelve Months Ended
	March 31		March 31
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,681,950	$5,762,093	$5,130,585	$5,526,513
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	3,332,341	3,257,442	4,437,137	4,323,432
Provision for inventory adjustment	–	1,350,300	–	1,350,300
Deferred income taxes and investment tax credits	3,419,631	1,214,049	4,340,929	2,435,202
Gain on sale of property, plant and equipment	–	(156,023)	–	(172,978)
Other, net	(290,443)	(327,139)	(386,974)	(393,126)
Change in cash surrender value of life insurance	(34,274)	66,265	(68,888)	47,562
Decrease (increase) in assets	1,092,241	2,357,243	12,992,784	(4,226,307)
Increase (decrease) in liabilities	3,483,561	(6,857,006)	(1,165,585)	(4,808,487)

Net cash provided by operating activities	$16,685,007	$6,667,224	$25,279,988	$4,082,111

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(3,671,123)	$(6,959,987)	$(5,021,857)	$(8,661,715)
Proceeds from sale of property, plant and equipment	138,231	457,589	207,407	497,087
Other	(60,000)	–	(60,000)	–
Net cash used in investing activities	$(3,592,892)	$(6,502,398)	$(4,874,450)	$(8,164,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(3,240,692)	$(3,170,823)	$(4,301,107)	$(4,191,326)
Issuance of common shares	328,410	409,468	439,349	525,305
Repayment of long-term debt	(420,000)	(609,000)	(530,000)	(693,000)
Borrowings on bank line of credit	25,205,557	66,476,908	32,835,706	74,074,605
Repayment of bank line of credit	(28,858,660)	(62,647,566)	(43,493,839)	(66,703,654)

Net cash provided by (used in) financing activities	$(6,985,385)	$458,987	$(15,049,891)	$3,011,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$6,106,730	$623,813	$5,355,647	$(1,070,587)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,589	249,859	873,672	1,944,259

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,229,319	$873,672	$6,229,319	$873,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations

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

All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2010 and 2009 are included.  All such adjustments are accruals of a normal and recurring nature other than the inventory adjustment discussed in Note 11 to adjust our gas in storage during the nine and twelve months ended March 31, 2009.

The results of operations for the periods ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.  Twelve month ended financial information is provided for additional information only.

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

In January, 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, entitled Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires entities with fair value measurements to disaggregate major categories of assets and liabilities within the disclosures, disclose transfers between levels within the fair value hierarchy and disclose inputs and valuation techniques for Level 2 and Level 3 fair value measurements. We adopted the provisions of Update No. 2010-06 for our quarter ended March 31, 2010 and the adoption did not impact our results of operations or financial position.

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

	March 31,	June 30,	March 31,
($000)	2010	2009	2009

Trust assets	394	281	255

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

	March 31,
	2010
	Carrying	Fair
($000)	Amount	Value

7% Debentures	19,470	19,272
5.75% Insured Quarterly Notes	38,909	34,647

Our nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis consist of our asset retirement obligations.  Our asset retirement obligations are measured at fair value upon initial recognition based on the expected future cash flows of the obligation and are considered to be Level 3 fair value measurements.  During the quarter ended March 31, 2010, we recognized asset retirement obligations for natural gas liquids storage tanks placed into service in the amount of $2,000.  The expected future cash flows of the obligation are based on cost estimates to have a third party retire the underlying asset discounted using a credit adjusted risk-free rate.  The credit adjusted risk-free rate is determined based on the daily treasury yield curve adjusted for credit risk based on recent trades of our Debentures.  Additionally, certain future events may require us to evaluate long-lived assets for impairment to determine if their carrying value exceeds their fair value.

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

Unbilled revenues and gas costs include the following:

	March 31,	June 30,	March 31,
(000)	2010	2009	2009

Unbilled revenues ($)	4,527	1,386	6,022
Unbilled gas costs ($)	2,274	519	3,660
Unbilled volumes (Mcf)	377	55	311

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(6)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2010	2009	2010	2009	2010	2009

Service cost	182	169	546	508	715	695
Interest cost	214	203	641	608	843	794
Expected return on plan assets	(238)	(253)	(715)	(758)	(967)	(1,005)
Amortization of unrecognized net loss	124	55	373	163	427	225
Amortization of prior service cost	(22)	(22)	(65)	(65)	(86)	(86)
Net periodic benefit cost	260	152	780	456	932	623

(7)	Notes Payable

The current bank line of credit with Branch Banking and Trust Company is $40,000,000, all of which was available at March 31, 2010.  As of June 30, 2009 and March 31, 2009, $3,653,000 and $10,658,000, respectively, were borrowed having a weighted average interest rate of 1.8% and 1.3%, respectively.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%, and the annual cost of the unused bank line of credit is .125%.

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

We have entered into individual employment agreements with our four officers. The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.0 million would be paid in addition to continuation of specified benefits for up to five years.

The Kentucky Department of Revenue has assessed Delta Resources $824,000, which includes $406,000 in taxes, $285,000 in penalties and $133,000 in interest for failure to collect and remit a 3% Utility Gross Receipts License tax for the period July through December, 2005.  The tax is a 3% license tax levied on the gross billing by a utility and is passed through to its customers. Case law in the state of Kentucky and opinions issued by the State Attorney General support that the Utility Gross Receipts License Tax is applicable only to regulated utilities.  Since Delta Resources is a natural gas marketer and not a utility regulated by the Kentucky Public Service Commission, we believe Delta Resources is exempt from the tax.  We have protested the assessment, but cannot currently predict the outcome of the protest.  As of March 31, 2010, we have not accrued any amounts related to the contingency.

In the event we are unsuccessful in defending the position, Delta Resources would have the right to seek reimbursement from its customers for amounts paid to the Department of Revenue relating to this assessment, leaving Delta Resources potentially liable for the interest component of the assessment and any uncollectible amounts.  However, we would not be liable for penalties as Kentucky law provides a waiver of penalties when, as we have done, the tax position taken is done so in good faith upon the analysis and recommendation of legal counsel.

Although the Kentucky Department of Revenue has not asserted a claim for the tax periods after December, 2005, we have calculated that potential future unasserted liabilities could approximate $4.3 million, which includes estimated taxes, penalties and interest.

We are not a party to any material pending legal proceedings.

We have entered into forward purchase agreements beginning in July, 2009 and expiring at various dates through October, 2010.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  The remaining aggregate minimum purchase obligations for these agreements are $110,000 and $143,000 for our fiscal years ended June 30, 2010 and 2011, respectively.

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

On April 23, 2010, we filed a request for increased rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requests an annual revenue increase of approximately $5,315,000, an increase of 11.5%.  The rate case utilizes a test year of the twelve months ended December 31, 2009 and requests a return on common equity of 12.0%.  The request allocates a majority of the requested increase to the fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenue would be less dependent on customer usage and should occur more evenly throughout the year.

In addition to the request for increased rates, we proposed a pipe replacement program that would allow us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory relocation of facilities.  We also proposed a change to our gas cost recovery clause to include the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery rate.

The filing requested the increased rates to be effective May 23, 2010; however, as a manner of general practice, the Kentucky Public Service Commission normally suspends the implementation of proposed rates for a period of five months from the effective date, during which time the filing is reviewed.

Although management is of the opinion that its request is reasonable, we are unable to predict the outcome of the proceeding.

On March 23, 2010, we filed our quarterly application for a change in the gas cost recovery rate we charge our distribution customers.  The proposed rate of $6.2362 per Mcf was to be effective April 26, 2010; however, on April 7, 2010, we received an order from the Kentucky Public Service Commission suspending the proposed gas cost recovery rate until September 25, 2010 pending further proceedings to determine the reasonableness of the proposed rates.  The order included a data request to which we provided responses on April 19, 2010.  We cannot predict the outcome of this proceeding.  As a result of the suspension, our current gas cost recovery rate of $6.0358 per Mcf approved by the Kentucky Public Service Commission on January 15, 2010 remains in effect.

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

Segment information is shown below for the periods:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2010	2009	2010	2009	2010	2009
Operating Revenues
Regulated
External customers	20,766	28,202	39,838	57,028	47,288	66,434
Intersegment	1,338	1,125	2,757	2,858	3,326	3,709
Total regulated	22,104	29,327	42,595	59,886	50,614	70,143

Non-regulated
External customers	15,325	14,959	25,498	38,199	28,458	51,351

Eliminations for intersegment	(1,338)	(1,125)	(2,757)	(2,858)	(3,326)	(3,709)
Total operating revenues	36,091	43,161	65,336	95,227	75,746	117,785

Net Income
Regulated	3,309	3,215	4,038	3,625	3,892	3,093
Non-regulated	1,023	1,045	1,644	2,137	1,239	2,434
Total net income	4,332	4,260	5,682	5,762	5,131	5,527

(11)	Gas In Storage Inventory Adjustment

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

Our current rate case includes as a regulatory expense unreimbursed gas losses related to this adjustment of $868,000.  We have not recorded any insurance recovery asset or regulatory asset in the accompanying consolidated financial statements; however, to the extent recovery becomes probable, we will evaluate recognition of an appropriate asset at that time.

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

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 500,000 shares.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.  In February, 2010, we received authorization from the Kentucky Public Service Commission to issue shares pursuant to the Plan and in March, 2010, we registered the shares with the Securities and Exchange Commission.  As of March 31, 2010, no awards had been granted and no shares had been issued from the Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2010 OVERVIEW AND FUTURE OUTLOOK

For the nine months ended March 31, 2010, consolidated net income per share of $1.71 decreased $.03 per share as compared to the $1.74 net income per share for the nine months ended March 31, 2009.  The decrease is primarily attributable to a 22% decline in our non-regulated segment’s gross margins.  However, the decline is partially offset by an inventory adjustment we recorded for our gas in storage during the nine months ended March 31, 2009, which is further discussed in Note 11 of the Notes to Consolidated Financial Statements.

Our regulated segment’s contribution to consolidated net income for the remainder of 2010 will be dependent upon the continuing impact the weakened economic environment has on our customers.  Our customers may choose to discontinue their natural gas service, be unable to pay for their natural gas service or decrease the volumes purchased from or transported by us on behalf of them.  Beyond 2010, our success will depend, in part, on our ability to maintain a reasonable rate of return in our regulated segment in light of the weakened economic environment.  We filed for a general rate increase with the Kentucky Public Service Commission on April 23, 2010 to recover in our rates increased operating costs and a reasonable return on invested capital.  This filing includes the current usage patterns of our customers, and thus addresses the impacts of margin reductions due to customer conservation and customer loss.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas, all of which are out of our control.  For the nine months ended March 31, 2010, we experienced a decline in our non-regulated segment's gross margins due to decreased sales prices.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2010, based on the contracts currently in place.  Additionally, if natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, gains on the sale of assets and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets. Notes payable decreased to $0 at March 31, 2010, compared to $3,653,000 at June 30, 2009 and $10,658,000 at March 31, 2009, due to a decrease in the cost of gas purchased and decreased capital expenditures.  Our liquidity is also impacted by the fact we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements. We made capital expenditures of $3,671,000 and $5,022,000 during the nine and twelve months ended March 31, 2010, respectively. In periods when cash provided by operating activities is not sufficient to meet our capital requirements, we finance the balance of our capital expenditures on an interim basis through our bank line of credit.

Long-term debt decreased to $57,179,000 at March 31, 2010, compared with $57,599,000 at June 30, 2009 and $57,709,000 at March 31, 2009.  These decreases resulted from the limited redemptions made by certain holders or their beneficiaries as allowed by the Debentures and Insured Quarterly Notes.

Cash and cash equivalents were $6,229,000 at March 31, 2010, as compared with $123,000 at June 30, 2009 and $874,000 at March 31, 2009. These changes in cash and cash equivalents are summarized in the following table:

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
($000)	2010	2009	2010	2009

Provided by operating activities	16,685	6,667	25,280	4,082
Used in investing activities	(3,593)	(6,502)	(4,874)	(8,165)
Provided by (used in) financing activities	(6,985)	459	(15,050)	3,012
Increase (decrease) in cash and cash equivalents	6,107	624	5,356	(1,071)

For the nine months ended March 31, 2010, cash provided by operating activities increased $10,018,000 (150%).  Cash paid for natural gas decreased $37,735,000 partially offset by a $34,266,000 decrease in cash received from customers, both of which are attributable to decreases in the cost of gas purchased. Cash paid for taxes decreased $2,844,000 due to a method change that reduced our capitalization of expenses for income tax purposes.  Cash contributed to our defined benefit pension plan decreased $2,177,000 as we made an elective contribution in the prior year to maintain the funded status of the plan.

For the twelve months ended March 31, 2010, cash provided by operating activities increased $21,198,000 (519%). Cash paid for natural gas decreased $57,396,000 partially offset by a $43,659,000 decrease in cash received from customers, both of which are attributable to decreases in the cost of gas purchased. Cash paid for taxes decreased $3,261,000 due to a method change that reduced our capitalization of expenses for income tax purposes. Cash contributed to our defined benefit pension plan decreased $2,488,000 as we made an elective contribution in the prior year to maintain the funded status of the plan.

Changes in cash used in investing activities result primarily from the changes in the level of capital expenditures between years.

For the nine and twelve months ended March 31, 2010, cash used in financing activities increased $7,444,000 and $18,062,000, respectively, due to increased net repayments on our bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2010 to be approximately $6.2 million.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets is $40,000,000, of which $0 was borrowed at March 31, 2010. The current bank line of credit extends through June 30, 2011.

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

On April 23, 2010, we filed a request for increased rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requests an annual revenue increase of approximately $5,315,000, an increase of 11.5%.  The rate case utilizes a test year of the twelve months ended December 31, 2009 and requests a return on common equity of 12.0%.  The request allocates a majority of the requested increase to the fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenue would be less dependent on customer usage and should occur more evenly throughout the year.

In addition to the request for increased rates, we proposed a pipe replacement program that would allow us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.   The pipe replacement program is designed to additionally recover the costs associated with the mandatory relocation of facilities.  We also proposed a change to our gas cost recovery clause to make the uncollectible gas cost portion of bad debt expense a component of the gas cost recovery rate.

The filing requested the increased rates to be effective May 23, 2010; however, as a manner of general practice, the Kentucky Public Service Commission normally suspends the implementation of proposed rates for a period of five months from the effective date, during which time the filing is reviewed.

Although management is of the opinion that its request is reasonable, we are unable to predict the outcome of the proceeding.

On March 23, 2010, we filed our quarterly application for a change in the gas cost recovery rate we charge our distribution customers.  The proposed rate of $6.2362 per Mcf was to be effective April 26, 2010; however, on April 7, 2010, we received an order from the Kentucky Public Service Commission suspending the proposed gas cost recovery rate until September 25, 2010 pending further proceedings to determine the reasonableness of the proposed rates.  The order included a data request to which we provided responses on April 19, 2010.  We cannot predict the outcome of this proceeding.  As a result of the suspension, our current gas cost recovery rate of $6.0358 per Mcf approved by the Kentucky Public Service Commission on January 15, 2010 remains in effect.

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

In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2010 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2010 compared to 2009
	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
($000)	March 31,	March 31,	March 31,

Increase (decrease) in gross margins: Regulated segment Gas sales	138	(236)	(389)
On-system transportation	186	203	21
Off-system transportation	112	(258)	(379)
Other	(3)	(33)	(42)
Intersegment elimination (a)	(213)	101	383
Total	220	(223)	(406)

Non-regulated segment Gas sales	(72)	(1,467)	(2,388)
Other	35	(12)	(65)
Intersegment elimination (a)	213	(101)	(383)
Total	176	(1,580)	(2,836)

Increase (decrease) in consolidated gross margins	396	(1,803)	(3,242)
Percentage increase (decrease) in volumes Regulated segment
Gas sales	14	4	3
On-system transportation	15	2	(6)
Off-system transportation	8	(11)	(14)

Non-regulated segment
Gas sales	38	3	(9)

(a) Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 112%, 109% and 107% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2010, respectively, as compared with 99%, 101% and 101% of normal temperatures in the 2009 periods.  A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended March 31, 2010, consolidated gross margins increased $396,000 (3%) due to increased regulated and non-regulated gross margins of $220,000 (2%) and $176,000 (6%), respectively. Our regulated gross margins increased due to an increase in volumes transported for both on-system transportation (15%) and off-system transportation (8%) customers due to an increase our transportation customers’ gas requirements. Additionally, we experienced an increase in regulated volumes sold due to colder than normal weather; however, this increase was partially offset by a reduction in our billing rates attributable to our weather normalization tariff. Our non-regulated gross margins increased due to a 38% increase in volumes sold, partially offset by a 23% decline in sales prices.

For the nine months ended March 31, 2010, consolidated gross margins decreased $1,803,000 (6%) due to decreases in our non-regulated and regulated gross margins of $1,580,000 (22%) and $223,000 (1%), respectively. Our non-regulated gross margins decreased due to a 24% decline in sales prices, partially offset by a 3% increase in volumes sold.

For the twelve months ended March 31, 2010, consolidated gross margins decreased $3,242,000 (9%) due to decreases in our non-regulated and regulated gross margins of $2,836,000 (30%) and $406,000 (2%), respectively. Our non-regulated gross margins decreased due to a 23% decline in sales prices and a 9% decrease in volumes sold. The non-regulated volumes sold decreased due to a decrease in our non-regulated customers’ gas requirements, which we attribute to economic conditions.

Operation and Maintenance

For the three months ended March 31, 2010, operation and maintenance expense increased $424,000 (13%). The increase was primarily due to increased employee benefit expense ($190,000), increased labor expense ($102,000) and increased transportation expense ($46,000).

For the nine months ended March 31, 2010, operation and maintenance expense decreased $1,128,000 (10%). The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements) recorded in the prior year and decreased uncollectible expense ($723,000) partially offset by increased employee benefit expense ($398,000) and increased professional services expense ($213,000).

For the twelve months ended March 31, 2010, operation and maintenance expense decreased $2,072,000 (13%). The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements) recorded in the prior year and decreased uncollectible expense ($889,000) partially offset by increased employee benefit expense ($415,000).

Taxes Other Than Income Taxes

For the nine and twelve months ended March 31, 2010, taxes other than income taxes increased $149,000 (11%) and $216,000 (12%), respectively due to increases in property tax expense.

Other Income and Deductions, Net

For the nine and twelve months ended March 31, 2010, other income and deductions, net increased $220,000 (220%) and $227,000 (428%), respectively. The increases were due to increases in the cash surrender value of officers’ life insurance as well as increases in the fair value of the supplemental retirement plan. The increases in the fair value of the supplemental retirement plan were offset by increased operating expenses resulting from a corresponding increase in the liability of the plan.

Interest Charges

For the nine months ended March 31, 2010, interest charges decreased $342,000 (10%) due to decreased borrowings on our bank line of credit and decreases in the average interest rate on our bank line of credit.

Income Tax Expense

For the twelve months ended March 31, 2010, income tax expense decreased $528,000 (16%) as a result of decreased net income before income taxes.

Basic and Diluted Earnings Per Common Share

For the three, nine and twelve months ended March 31, 2010 and 2009, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan.

We have no potentially dilutive securities. As a result, our basic earnings per common share and our diluted earnings per common share are the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery.  The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas.  Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season.  For our regulated business, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Historically the Kentucky Public Service Commission has allowed us to recover all of our gas costs through the gas cost recovery mechanism.  However, as noted in Note 9 of Notes to Consolidated Financial Statements, our proposed gas cost recovery rate to become effective April 26, 2010 was suspended until September 25, 2010 pending further proceedings to determine the reasonableness of the rates.  We are unable to predict the outcome of the proceeding.

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

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  As of March 31, 2010, we had no balance outstanding on our bank line of credit.  As of June 30, 2009 and March 31, 2009, the balances on our bank line of credit were $3,653,000 and $10,658,000, respectively.  The weighted average interest rates on our bank line of credit were 1.8% and 1.3% on June 30, 2009 and March 31, 2009, respectively.  Based on the amounts of our outstanding bank line of credit on June 30, 2009 and March 31, 2009, a one percent (one hundred basis point) increase in our average interest rates would result in decreases in our annual pre-tax net income of $37,000 and $107,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 and found no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.      REMOVED AND RESERVED

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

DATE: May 5, 2010	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)