Form 10-K
DELTA NATURAL GAS CO INC
filed 2010-09-07
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
______________
FORM 10-K
______________
(Mark one)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.  $94,303,419.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of August 15, 2010, Delta Natural Gas Company, Inc. had outstanding 3,337,369 shares of common stock $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2010, is incorporated by reference in Part III of this Report.

PART I

Item 1.     Business

General

Delta Natural Gas Company, Inc. ("Delta" or "the Company") distributes or transports natural gas to approximately 37,000 customers. Our distribution and transportation systems are located in central and southeastern Kentucky, and we own and operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market.  We also transport natural gas on behalf of local producers and customers not on our distribution system. We produce a relatively small amount of natural gas from our southeastern Kentucky wells.

We seek to provide dependable, high-quality service to our customers while steadily enhancing value for our shareholders. Our efforts have been focused on developing a balance of regulated and non-regulated businesses to contribute to our earnings by profitably producing, selling and transporting natural gas in our service territory.

We strive to achieve operational excellence through economical, reliable service with an emphasis on responsiveness to customers. We continue to invest in facilities for the transmission, distribution and storage of natural gas. We believe that our responsiveness to customers and the dependability of the service we provide afford us additional opportunities for growth. While we seek those opportunities, our strategy will continue a conservative approach that seeks to minimize our exposure to market risk arising from fluctuations in the prices of gas.

We operate through two segments, a regulated segment and a non-regulated segment. See Note 14 of the Notes to Consolidated Financial Statements in Item 8., Financial Statements and Supplemental Data, for a discussion of these segments.

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

Factors that affect our regulated revenues include rates we charge our customers, economic conditions in our service areas, competition, our supply cost for the natural gas we purchase for resale and weather.  Our current rate design lessens the impact natural gas prices and weather have on our regulated revenues as our rates include a weather normalization provision in our tariff, which has reduced fluctuations in our earnings due to variations in weather, and a gas cost recovery clause, which mitigates market risk arising from fluctuations in the price of gas.

Through our gas cost recovery clause the Kentucky Public Service Commission permits us to pass through to our regulated customers changes in the price we must pay for our gas supply.  However, increases in our rates may cause our customers to conserve or to use alternative energy sources.

Our regulated sales are seasonal and temperature-sensitive, since the majority of the gas we sell is used for heating.  During 2010, 77% of the regulated volumes were sold during the heating season (December through April).  Variations in the average temperature during the winter impact our revenues year-to-year. The Kentucky Public Service Commission, through a weather normalization provision in our tariff, permits us to adjust the rates we charge our customers in response to winter weather that is warmer or colder than normal temperatures.

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

As an active participant in many areas of the natural gas industry, we plan to continue efforts to expand our gas transmission and distribution system and customer base. We continue to consider acquisitions of other gas systems, some of which are contiguous to our existing service areas, as well as expansion within our existing service areas.

Gas Supply

We maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost-effective sources of gas for our customers.  We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2010, we purchased approximately 99% of our natural gas from interstate sources.

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

Our agreements with Atmos for the Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied service areas continue year to year unless cancelled by either party by written notice at least sixty days prior to the annual anniversary date (April 30) of the agreement. In our fiscal year ended June 30, 2010, approximately 33% of our regulated gas supply was purchased under our agreements with Atmos.

Our regulated segment purchases gas from M & B Gas Services, Inc. (“M & B”) for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices.  Our agreement with M & B may be terminated upon 30 days prior written notice by either party.  In our fiscal year ended June 30, 2010, approximately 66% of our regulated gas supply was purchased under our agreement with M & B.

We also purchase interstate natural gas from other gas marketers as needed at either current market prices, determined by industry publications, or at forward market prices.

Transportation of Interstate Gas Supply

Our interstate natural gas supply is transported to us from market hubs, production fields and storage fields by Tennessee, Columbia Gas, Columbia Gulf and Texas Eastern.

Our agreements with Tennessee extend through 2013 and thereafter automatically renew for subsequent five-year terms unless terminated by one of the parties.  Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet (“Mcf”) per day for us.  During fiscal 2010, Tennessee transported a total of 1,033,000 Mcf for us under these contracts.  Annually, approximately 22% of our regulated supply requirements flow through Tennessee to our points of receipt under our transportation agreements with Tennessee.  We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee’s storage fields and we reserve the right to withdraw daily gas volumes up to certain specified fixed quantities.  These gas storage agreements renew on the same schedule as our transportation agreements with Tennessee.

Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us.  During fiscal 2010, Columbia Gas and Columbia Gulf transported for us a total of 479,000 Mcf, or approximately 10% of our regulated supply requirements, under all of our agreements with them.  Our transportation agreements with Columbia Gas and Columbia Gulf extend through 2015.  After 2015, our agreement with Columbia Gas continues on a year-to-year basis unless terminated by one of the parties.

Columbia Gulf also transported additional volumes under agreements it has with M & B to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field.  The amounts transported and sold to us under the agreement between Columbia Gulf and M & B for fiscal 2010 constituted approximately 66% of our regulated gas supply.  We are not a party to any of these separate transportation agreements on Columbia Gulf.

We have no direct agreement with Texas Eastern. However, Atmos has an arrangement with Texas Eastern to transport the gas to us that we purchase from Texas Eastern to supply our customers’ requirements in specific geographic areas. Consequently, Texas Eastern transports a small percentage of our interstate gas supply.  In our fiscal year ended June 30, 2010, Texas Eastern transported approximately 15,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.

Kentucky Gas Supply

We have an agreement with Chesapeake Appalachia LLC ("Chesapeake") to purchase natural gas on a year-to-year basis unless terminated by one of the parties.  We purchased 43,000 Mcf from Chesapeake during fiscal 2010. The price for the gas we purchase from Chesapeake is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platt’s Inside FERC’s Gas Market Report, plus a fixed adjustment per million British Thermal Units of gas purchased. Chesapeake delivers this gas to our customers directly from its own pipelines.

Gas in Storage

           We own and operate an underground natural gas storage field that we use to store a significant portion of our winter gas supply needs.  This storage capability permits us to purchase and store gas during the non-heating months and then withdraw and sell the gas during the peak usage months.

Regulatory Matters

We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our natural gas and transportation services.  The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services.  The Kentucky Public Service Commission's regulation of our business includes setting the rates we are permitted to charge our regulated customers.  The Kentucky Public Service Commission has historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of gas costs, and a reasonable rate of return.  The base rates we currently charge our regulated customers were implemented in October, 2007.  We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our natural gas and transportation services.

On April 23, 2010, we filed a request for increased base rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requests an annual revenue increase of approximately $5,315,000, an increase of 11.5%, as further discussed in Note 13 of the Notes to Consolidated Financial Statements.

The Kentucky Public Service Commission has approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs.  Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission.  Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred.  During the quarter ended June 30, 2010, we filed our quarterly application for a change in the gas cost recovery rates we charge our distribution customers.  The proposed rates were to be effective April 26, 2010.  However, the Kentucky Public Service Commission suspended the proposed gas cost recovery rates for up to six months while it considered the reasonableness of the rates.  As a result of the suspension, the gas cost recovery rates approved in January, 2010 remained in effect until the Kentucky Public Service Commission approved our filing on June 24, 2010.

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

The Kentucky Public Service Commission has also approved a conservation and efficiency program for our residential customers.  The program provides for us to perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high-efficiency appliances.  The program helps to align our interests with our residential customer's interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation.  Our rates are adjusted annually to recover the costs incurred under these programs, including the reimbursement of margins on lost sales and the incentives provided to us.

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

Non-Regulated Operations

Marketing and Production

We operate our non-regulated segment through three wholly-owned subsidiaries.  Two of these subsidiaries, Delta Resources, Inc. and Delgasco, Inc. ("Delgasco"), purchase natural gas in the open market, including natural gas from Kentucky producers.  We resell this gas to industrial customers on our distribution system and to others not on our system.  Our third subsidiary, Enpro, Inc., produces natural gas that is sold to Delgasco for resale in the open market.

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

Gas Supply

           Our non-regulated segment purchases gas from M & B Gas Services, Inc. (“M & B”). We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices.  Our agreement with M & B may be terminated upon 30 days prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2010, approximately 62% of our non-regulated gas supply was purchased under our agreement with M & B.

Additionally, our non-regulated segment purchases natural gas from Atmos as needed. This spot gas purchasing arrangement is pursuant to an agreement with Atmos containing an “evergreen” clause which permits either party to terminate the agreement by providing not less than sixty days written notice. Our purchases from Atmos under this spot purchase agreement are generally month-to-month. However, we have the option of forward-pricing gas for one or more months. The price of gas under this agreement is based on current market prices. In our fiscal year ended June 30, 2010, approximately 36% of our non-regulated gas supply was purchased under our agreement with Atmos.

We also purchase interstate natural gas from other gas marketers and Kentucky producers as needed at either current market prices, determined by industry publications, or at forward market prices.

Capital Expenditures

Capital expenditures during 2010 were $5.3 million and for 2011 are estimated to be $9.7 million.  Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.  Additionally during 2011, we plan to construct a facility that will process and remove heavy liquids from our natural gas.

Financing

Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term bank line of credit.  The current available line of credit is $40 million, all of which was available at June 30, 2010.

The current bank line of credit extends through June 30, 2011 and will be utilized to meet planned capital expenditures and operating cash requirements.  The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.

Employees

On June 30, 2010, we had 153 full-time employees.  We consider our relationship with our employees to be satisfactory.  Our employees are not represented by unions nor are they subject to any collective bargaining agreements.

Available Information

We make available free of charge on our Internet website http://www.deltagas.com, our Business Code of Conduct and Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding Delta. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  The SEC's phone number is 1-800-732-0330.

Consolidated Statistics

For the Years Ended June 30,	2010	2009	2008	2007	2006

Average Retail Customers Served
Residential	30,575	30,881	31,520	31,941	32,601
Commercial	4,957	5,009	5,107	5,128	5,154
Industrial	46	49	54	59	59

Total	35,578	35,939	36,681	37,128	37,814

Operating Revenues ($000) (a)
Residential sales	23,783	33,774	30,742	28,648	35,240
Commercial sales	15,894	24,125	21,171	19,339	24,081
Industrial sales	1,075	1,769	1,707	1,676	2,356
Total regulated sales (b)	40,752	59,668	53,620	49,663	61,677

On-system transportation (b)	4,421	4,118	4,461	4,258	4,371
Off-system transportation (b)	3,650	3,786	3,864	2,979	2,543
Non-regulated sales	30,746	41,159	54,438	44,669	51,904
Other	294	333	293	242	250
Eliminations for intersegment	(3,441)	(3,427)	(4,019)	(3,643)	(3,498)

Total	76,422	105,637	112,657	98,168	117,247

System Throughput (Million Cu. Ft.) (a)
Residential sales	1,756	1,721	1,695	1,801	1,764
Commercial sales	1,331	1,346	1,286	1,345	1,313
Industrial sales	111	113	121	136	146
Total regulated sales	3,198	3,180	3,102	3,282	3,223

On-system transportation	4,533	4,215	4,975	5,161	5,322
Off-system transportation	11,039	11,908	12,623	9,774	8,789
Non-regulated sales	4,787	4,219	5,394	4,921	4,398
Eliminations for intersegment	(4,692)	(4,135)	(5,276)	(4,822)	(4,313)

Total	18,865	19,387	20,818	18,316	17,419

Average Annual Consumption Per
Average Residential Customer
(Thousand Cu. Ft.)	57	56	54	56	54

Lexington, Kentucky Degree Days
Actual	4,782	4,651	4,464	4,419	4,309
Percent of 30 year average	104	101	96	95	92

(a)
Additional financial information related to our segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements.

(b)	We implemented new regulated base rates, as approved by the Kentucky Public Service Commission in October, 2007, which were designed to generate additional annual revenue of $3,920,000.

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

CHANGES IN FEDERAL REGULATIONS COULD REDUCE THE AVAILABILITY OR INCREASE THE COST OF OUR INTERSTATE GAS SUPPLY. We purchase almost all of our gas supply from interstate sources. For example, in our fiscal year ended June 30, 2010, approximately 99% of our gas supply was purchased from interstate sources. The Federal Energy Regulatory Commission regulates the transmission of the natural gas we receive from interstate sources, and it could increase our transportation costs or decrease our available pipeline capacity by changing its regulatory policies.

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

WE DO NOT ALWAYS GENERATE SUFFICIENT CASH FLOWS TO MEET ALL OUR CASH NEEDS. We make capital expenditures in order to maintain, expand and upgrade our distribution and transmission system.  As a result, we fund a portion of our cash needs through borrowing and by offering new securities into the market.  Although cash needs vary from year to year, our dependence on external sources of financing creates the risks that our profits could decrease as a result of high capital costs and that lenders could impose onerous and unfavorable terms on us as a condition to granting us loans.  We also have the risk that we may not be able to secure external sources of cash necessary to fund our operations.  In 2010, although our short-term bank line of credit was used for financing on an interim basis, cash provided by operating activities was sufficient to meet our financing needs.

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

CURRENT LEVELS OF CAPITAL AND CREDIT MARKET VOLATILITY ARE UNPRECEDENTED.  Recently, capital and credit markets have experienced extreme volatility and disruption.  In some cases, the markets have exerted downward pressure on stock prices and credit availability for certain companies.  To the extent that internally generated cash coupled with short-term borrowings under our bank line of credit is not sufficient for our operating cash requirements and normal capital expenditures, we may need to obtain additional financing.  If current levels of market disruption and volatility continue or worsen, under such extreme market conditions there can be no assurance other financing sources would be available or sufficient.  Additionally, our access to funds under our bank line of credit is dependent on the liquidity of the lender, Branch Banking & Trust Company.

POOR INVESTMENT PERFORMANCE OF PENSION PLAN HOLDINGS AND OTHER FACTORS IMPACTING PENSION PLAN COSTS COULD UNFAVORABLY IMPACT OUR LIQUIDITY AND RESULTS OF OPERATIONS.  Our cost of providing a non-contributory defined benefit pension plan is dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions made to the plan.  Due to the conditions in the debt and equity markets, we experienced a decline in the value of the assets held by our defined benefit pension plan and thus we contributed $500,000 to the plan in fiscal 2010.  Without sustained growth in the pension investments over time to increase the value of the plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund our plan with additional significant amounts of cash.  Such cash funding obligations could have a material impact on our financial position, results of operations or cash flows.

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

HURRICANES, EXTREME WEATHER OR WELL-HEAD DISASTERS COULD DISRUPT OUR GAS SUPPLY AND INCREASE NATURAL GAS PRICES.  Hurricanes, extreme weather or well-head disasters (such as recently occurred off the Louisiana coast) could damage production or transportation facilities, which could result in decreased supplies of natural gas and increased supply costs for us and higher prices for our customers.  Such events could also result in new governmental regulations or rules that limit production or raise production costs.

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

NEW LAWS OR REGULATIONS COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.  Changes in laws and regulations, including new accounting standards and tax law, could change the way in which we are required to record revenues, expenses, assets and liabilities.  Additionally, governing bodies may choose to re-interpret laws and regulations.  These changes could have a negative impact on our financial position, cash flows, results of operations or access to capital.

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

Enpro owns interests in oil and natural gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 2.9 million Mcf.  Also, Enpro owns the natural gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others for further drilling and development.  We have performed no reserve studies on these properties.  Enpro produced a total of 248,000 Mcf of natural gas during fiscal 2010 from all the properties described in this paragraph.

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

No matter was submitted during the fourth quarter of 2010.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have paid cash dividends on our common stock each year since 1964. The frequency and amount of future dividends will depend upon our earnings, financial requirements and other relevant factors, including limitations imposed by the indenture for our Insured Quarterly Notes and Debentures (as described in Note 10 of the Notes to Consolidated Financial Statements).

Our common stock is listed on NASDAQ and trades under the symbol “DGAS”. There were 1,681 record holders of our common stock as of August 15, 2010. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ stock market and the cash dividends declared per share.

	Range of Stock Prices ($)		Dividends
	High	Low	Per Share ($)

Quarter

Fiscal 2010
First	26.54	22.80	.325
Second	29.80	25.34	.325
Third	30.00	27.96	.325
Fourth	30.00	28.43	.325

Fiscal 2009
First	28.60	11.70	.32
Second	26.00	18.01	.32
Third	26.86	18.68	.32
Fourth	24.21	18.46	.32

The sales prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

Comparison of Five-Year Cumulative Total Shareholder Return

The following graph sets forth a comparison of five year cumulative total shareholder return (equal to dividends plus stock price appreciation) among our common shares, the Standard & Poor’s 500 Stock Index and the Dow Jones Utilities Index during the past five fiscal years. Information reflected on the graph assumes an investment of $100 on June 30, 2005 in each of our common shares, the Standard & Poor’s Stock Index and the Dow Jones Utilities Index.  Cumulative total return assumes quarterly reinvestment of dividends. The total shareholder returns shown are not necessarily indicative of future returns.

	2005	2006	2007	2008	2009	2010

Delta	100.0	99.36	109.38	116.58	106.37	141.15

Standard & Poor’s 500 Stock Index	100.0	108.63	131.00	113.81	83.98	99.89

Dow Jones Utilities Index	100.0	110.75	137.53	148.26	106.42	111.39

Item 6. Selected Financial Data

For the Years Ended June 30,	2010	2009	2008	2007	2006

Summary of Operations ($)

Operating revenues (a)	76,422,068	105,636,824	112,657,117	98,168,391	117,247,144

Operating income (a)(b)	12,904,494	12,793,200	15,663,736	12,968,043	12,757,507

Net income (a)(b)	5,651,817	5,210,729	6,829,868	5,298,347	5,024,635

Basic and diluted earnings per common share (a)(b)	1.70	1.58	2.08	1.62	1.55

Cash dividends declared per common share	1.30	1.28	1.24	1.22	1.20

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	3,326,160	3,306,026	3,285,464	3,265,800	3,242,223

Total Assets ($)	168,632,420	162,505,295	170,814,856	160,400,950	155,554,125

Capitalization ($)

Common shareholders’ equity	60,760,170	58,999,182	57,593,585	54,428,471	52,609,724

Long-term debt	57,112,000	57,599,000	58,318,000	58,625,000	58,790,000

Total capitalization	117,872,170	116,598,182	115,911,585	113,053,471	111,399,724

Short-Term Debt ($)(c)	1,200,000	4,853,103	8,028,791	5,389,918	8,246,434

Other Items ($)

Capital expenditures	5,275,194	8,422,433	5,563,667	8,082,918	7,781,396

Total property, plant and equipment	204,248,520	199,254,216	192,127,184	187,148,032	182,155,110

(a) We implemented new regulated base rates as approved by the Kentucky Public Service Commission in October, 2007 and the rates were designed to generate additional annual revenue of $3,920,000.
(b) We recorded a $1,350,000 non-recurring inventory adjustment at December 31, 2008 for our gas in storage, as discussed in Note 15 of the Notes to Consolidated Financial Statements.
(c) Includes current portion of long-term debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2010 and Future Outlook

Overview

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2010. Our Company has two segments:  (i) a regulated natural gas distribution, transmission and storage segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production.

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

Our non-regulated segment produces natural gas and markets natural gas to large-use customers both on and off our regulated system.  We endeavor to enter sales agreements to match estimated demand with supply and provide an acceptable margin.

Earnings per share increased for 2010 compared with 2009 by $.12 per share.  In 2009, we recorded a non-recurring inventory adjustment for our gas in storage of $1,350,000 ($838,000 net of income tax benefit), which is further discussed in Note 15 of the Notes to Consolidated Financial Statements.  Also, our non-regulated segment's gross margins decreased as a result of lower sales prices partially offset by increased volumes sold.

Future Outlook

In 2011 and beyond, our success will depend, in part, on our ability to maintain a reasonable rate of return in our regulated segment.  We filed for a general rate increase with the Kentucky Public Service Commission on April 23, 2010 to recover in our rates increased operating costs and a reasonable return on invested capital.  This filing includes the current usage patterns of our customers, and thus addresses the impact of margin reductions due to customer conservation and customer loss.  The Kentucky Public Service Commission sets the rates we are permitted to charge our customers in the regulated segment.  The regulated segment’s largest expense is gas supply, which we are permitted to pass through to our customers.  We control remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other customers and the market prices of natural gas, all of which are out of our control.  Although in fiscal 2010 we experienced a decline of gross margins in this segment due to decreased prices, we anticipate our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2011 in a manner at least similar to fiscal 2010.  If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

Liquidity and Capital Resources

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, gains on the sale of assets and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets.  There were no borrowings outstanding on the bank line of credit as of June 30, 2010, compared with $3,653,000 at June 30, 2009.  The $3,653,000 decrease reflects a decrease in the cost of gas purchased for our gas in storage.  Our liquidity is also impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements.  We made capital expenditures of $5,275,000, $8,422,000 and $5,564,000 during the fiscal years ended 2010, 2009 and 2008, respectively.

Long-term debt decreased to $57,112,000 at June 30, 2010, compared with $57,599,000 at June 30, 2009. The $487,000 decrease resulted from the redemption of the Debentures and Insured Quarterly Notes, which allow for limited redemptions to be made by certain holders or their beneficiaries.

Cash and cash equivalents were $4,639,000 at June 30, 2010 compared with $123,000 at June 30, 2009 and $250,000 at June 30, 2008.  These changes in cash and cash equivalents are summarized in the following table:

($000)	2010	2009	2008

Provided by operating activities	17,600	15,434	6,592
Used in investing activities	(5,052)	(7,956)	(5,266)
Used in financing activities	(8,031)	(7,605)	(1,264)

Increase (decrease) in cash and cash equivalents	4,517	(127)	62

In 2010, $2,166,000 more cash was provided by operating activities as compared to 2009. Cash paid for natural gas decreased $32,397,000 due to a decrease in the cost of gas purchased.  Cash paid for taxes decreased $2,307,000 due to an income tax refund resulting from a method change that reduced our capitalization of expenses for income tax purposes.  Cash contributed to our defined benefit pension plan decreased $2,177,000 as we made an elective contribution in the prior year to maintain the funded status of the plan.  Additionally, cash paid for taxes other than income taxes and cash paid for interest decreased $694,000. These decreases in amounts paid were partially offset by a $36,159,000 decrease in cash received from customers due to decreases in the price of natural gas.

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

In 2010 and 2009, cash used in financing activities increased $426,000 and $6,431,000, respectively, due to increased repayments on our bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital.  These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.  Additionally during 2011, we plan to construct a facility that will process and remove heavy liquids from our natural gas.  We expect our capital expenditures for fiscal 2011 to be approximately $9.7 million.

The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2010:

	Payments Due by Fiscal Year
($000)	2011	2012-2013	2014-2015	After 2015	Total
Interest payments (a)	$3,782	$7,354	$7,212	$24,368	$42,716
Long-term debt (b)	1,200	2,400	2,400	52,312	58,312
Pension contributions (c)	1,000	1,000	1,000	8,334	11,334
Gas purchases (d)	474	—	—	—	474
Capital Expenditures	1,443	—	—	—	1,443
Total contractual obligations (e)	$7,899	$10,754	$10,612	$85,014	$114,279

(a)
Our long-term debt, notes payable, customers’ deposits and unrecognized tax positions all require interest payments.  Interest payments are projected based on fiscal 2010 interest payments until the underlying obligation is satisfied. Interest on notes payable represents interest payments expected on the bank line of credit which extends through June 30, 2011.  As of June 30, 2010, we have accrued $30,000 of interest related to uncertain tax positions.  This amount has been excluded from the above table of contractual obligations as the timing of such payments is uncertain.

(b)
See Note 10 of the Notes to Consolidated Financial Statements for a description of this debt.  The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.  Our long-term debt does not have any sinking fund requirements.

(c)	This represents currently projected contributions to the defined benefit plan through 2020, as recommended by our actuary.

(d)
As of June 30, 2010, we had ten contracts which have minimum purchase obligations.  These contracts have various terms with the last contract expiring November, 2010.  The remainder of our gas purchase contracts are requirements-based contracts, or if a minimum purchase obligation exists the contract does not extend for a time period greater than one month.

(e)
We have other long-term liabilities which include deferred income taxes ($32,462,000), regulatory liabilities ($1,664,000), asset retirement obligations ($2,201,000) and deferred compensation ($373,000).  Based on the nature of these items their expected settlement dates cannot be estimated.

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

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit.  Our current available bank line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets,  is $40,000,000, all of which was available at June 30, 2010.  The current bank line of credit extends through June 30, 2011.

Our ability to borrow on our bank line of credit is dependent on our compliance with covenants.  Our bank line of credit agreement and the Indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined "events of default" which, among other things, can make the obligations immediately due and payable.  Of these, we consider the following covenants to be most restrictive:

•	Dividend payments cannot be made unless consolidated shareholders' equity of other Company exceeds $25,800,000 (thus no retained earnings are restricted); and

•	we may not assume any additional mortgage indebtedness in excess of $5,000,000 without effectively securing all Debentures and Insured Quarterly Notes equally to such additional indebtedness.

Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the bank line of credit and all of the Debentures and Insured Quarterly Notes.  We were not in default on any of our bank line of credit, Debentures or Insured Quarterly Notes during fiscal 2010.  We are not aware of any events that would cause us to be in default in fiscal 2011.

Our ability to sustain acceptable earnings levels, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated sales and transportation prices we charge our customers. The Kentucky Public Service Commission sets these prices, and we monitor our need to file rate requests with the Kentucky Public Service Commission for a general rate increases for our regulated services.  The rates we currently charge our regulated customers were implemented October, 2007.

On April 23, 2010, we filed for increased rates with the Kentucky Public Service Commission, as further discussed in Note 13 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the use of assumptions and estimates regarding future events, including the likelihood of success of particular investments or initiatives, estimates of future prices or rates, legal and regulatory challenges and anticipated recovery of costs.  Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions.  We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were reasonably uncertain at the time the accounting estimate was made and (ii) changes in the estimate are reasonably likely to occur from period to period.

These critical accounting estimates should be read in conjunction with the Notes to Consolidated Financial Statements.  We have other accounting policies that we consider to be significant; however, these policies do not meet the definition of critical accounting estimates, because they generally do not require us to make estimates or judgments that are particularly difficult or subjective.

Regulatory Accounting

Our accounting policies historically reflect the effects of the rate-making process in accordance with regulatory accounting standards.  Our regulated segment continues to be cost-of-service rate regulated, and we believe the application of regulatory accounting standards to that segment continues to be appropriate.  We must reaffirm this conclusion at each balance sheet date.  If, as a result of a change in circumstances, it is determined that the regulated segment no longer meets the criteria of regulatory accounting, that segment will have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

The application of regulatory accounting standards results in recording regulatory assets and liabilities.  Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the Kentucky Public Service Commission.  We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery.  We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies and the status of any potential new legislation.  Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred, or they represent probable future refunds to customers.

We use our best judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our consolidated financial statements.  We believe it is probable that we will recover the regulatory assets that have been recorded.

Pension

We have a trusteed, non-contributory, defined benefit pension plan covering all eligible employees hired prior to May 9, 2008.  Our reported costs of providing pension benefits (as described in Note 6(a) of the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

Changes in pension obligations associated with the above factors may not be immediately recognized as pension costs in the Consolidated Statements of Income, but may be deferred and amortized in the future over the average remaining service period of active plan participants.  For the years ended June 30, 2010, 2009 and 2008, we recorded pension costs for our defined benefit pension plan of $1,040,000, $608,000 and $670,000, respectively.

Our pension plan assets are principally comprised of equity and fixed income investments.  Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods.  Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits.  Our expected long-term rate of return on pension plan assets was 7% for 2010 and was based on our targeted asset allocation assumption of approximately 65% equity investments and approximately 35% fixed income investments.  Our target investment allocation for equity investments includes allocations to domestic, global and real estate markets.  Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective.  We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

We calculate the expected return on assets in our determination of pension costs based on the market value of assets at the measurement date. Using the market value recognizes investment gains or losses in the year in which they occur.

Based on an assumed long-term rate of return of 7%, discount rate of 5.25%, and various other assumptions, we estimate that our pension costs associated with our defined benefit pension plan will increase from $1,040,000 in 2010 to $1,129,000 in 2011. Modifying the expected long-term rate of return on our pension plan assets by .25% would change pension costs for 2011 by approximately $39,000.  Increasing the discount rate assumption by .25% would decrease pension costs by approximately $60,000.  Decreasing the discount rate assumption by .25% would increase pension costs by approximately $64,000.

Effective July 1, 2008, we adopted new accounting guidance which required us to change the measurement date of our defined benefit plan from March 31 to June 30.  Pension costs from April 1, 2008 to June 30, 2009 were $760,000.  Of this amount, $152,000 is attributable to the change in measurement dates and (net of tax effects of $58,000) was charged directly to retained earnings on July 1, 2008.

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

Asset Retirement Obligations

We have accrued asset retirement obligations for gas well plugging and abandonment costs.  Additionally, we have recorded asset retirement obligations required pursuant to Federal regulations related to the retirement of our service lines and mains, although the timing of such retirements is uncertain.  The fair value of our retirement obligations are recorded at the time the obligations are incurred. We do not recognize asset retirement obligations relating to assets with indeterminate useful lives.  Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability.  Over time the liabilities are accreted for the change in their present value, through depreciation, and the initial capitalized costs are depreciated over the useful lives of the related assets.  For asset retirement obligations attributable to assets of our regulated operations, the depreciation and accretion are deferred as a regulatory asset.  We must use judgment to identify all appropriate asset retirement obligations.  The underlying assumptions used for the value of the retirement obligations and related capitalized costs can change from period to period.  These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk-free interest rate.  Our asset retirement obligations are discussed in Note 4 of the Notes to Consolidated Financial Statements.

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

These forward-looking statements include, but are not limited to, statements about:

•	operational plans,
•	the cost and availability of our natural gas supplies,
•	capital expenditures,
•	sources and availability of funding for our operations and expansion,
•	anticipated growth and growth opportunities through system expansion and acquisition,
•	competitive conditions that we face,
•	production, storage, gathering, transportation and marketing activities,
•	acquisition of service franchises from local governments,
•	pension fund costs and management,
•	contractual obligations and cash requirements,
•	management of our gas supply and risks due to potential fluctuation in the price of natural gas,
•	revenues, income, margins and profitability,
•	efforts to purchase and transport locally produced natural gas,
•	recovery of regulatory assets,
•	regulatory and legislative matters, and
•	dividends.

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

($000)	2010 compared to 2009	2009 compared to 2008

Increase (decrease) in gross margins
Regulated segment
Gas sales	(297)	404
On-system transportation	303	(343)
Off-system transportation	(136)	(78)
Other	(38)	39
Intersegment elimination (a)	(14)	592

Total	(182)	614

Non-regulated segment
Gas sales	(1,094)	(2,145)
Other	25	(93)
Intersegment elimination (a)	14	(592)

Total	(1,055)	(2,830)

Increase (decrease) in consolidated gross margins	(1,237)	(2,216)

Percentage increase (decrease) in volumes
Regulated segment
Gas sales	1	3
On-system transportation	8	(15)
Off-system transportation	(7)	(6)

Non-regulated segment
Gas sales	13	(22)

(a)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 104% of normal thirty year average temperatures for fiscal 2010, as compared with 101% and 96% of normal temperatures for 2009 and 2008, respectively. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

In 2010, consolidated gross margins decreased $1,237,000 (4%) due to decreased non-regulated and regulated gross margins of $1,055,000 (13%) and $182,000 (1%), respectively. Our non-regulated gross margins decreased due to a 23% decline in sales prices, partially offset by a 13% increase in volumes sold.

In 2009, consolidated gross margins decreased $2,216,000 (6%) due to decreased non-regulated gross margins of $2,830,000 (26%) offset by increased regulated gross margins of $614,000 (2%). Our non-regulated gross margins decreased due to a 22% decrease in volumes sold and lower sales prices. The non-regulated volumes sold decreased due to a decrease in our non-regulated customers’ gas requirements.  Our regulated gross margin for gas sales increased $404,000 (2%) due to a 3% increase in volumes sold resulting from colder weather than in the previous year.

Operation and Maintenance

In 2010, operation and maintenance expense decreased $1,574,000 (10%). The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 15 of the Notes to Consolidated Financial Statements) recorded in the prior year and decreased uncollectible expense ($994,000) partially offset by increased employee benefit expense ($410,000).  Uncollectible expense decreased due to the collection of past due balances which were specifically reserved for as of June 30, 2009.

In 2009, operation and maintenance expense increased $901,000 (6%).  The increase was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 15 of the Notes to Consolidated Financial Statements) and increased uncollectible expense ($231,000).  These increases were partially offset by decreased storage maintenance expense ($479,000) and decreased accrued bonuses ($355,000).

Other Income and Deductions, Net

In 2010, other income and deductions, net increased $155,000 (334%) due to increases in the cash surrender value of life insurance as well as an increase in the fair value of the supplemental retirement plan. The increase in the fair value of the supplemental retirement plan was offset by increased operating expense resulting from a corresponding increase in the liability of the plan.

In 2009, other income and deductions, net decreased $130,000 (155%) due to a decrease in bank interest earned, a decrease in the cash surrender value of life insurance as well as a decrease in the fair value of the supplemental retirement trust.  The decrease in the fair value of the supplemental retirement trust was offset by a reduction in operating expense resulting from a corresponding decrease in the liability of the plan.

Other Interest

In 2010, other interest decreased $316,000 (64%) due to decreased borrowings on our bank line of credit and decreases in the average interest rate on our bank line of credit.

In 2009, other interest decreased $213,000 (30%) due to a decrease in the average interest rate on our bank line of credit.

Income Tax Expense

In 2009, income tax expense decreased $1,139,000 (27%) due to a decrease in net income before income taxes.

Basic and Diluted Earnings Per Common Share

For the fiscal years ended June 30, 2010 and 2009, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding.

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

None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of June 30, 2010 compared with $3,653,000 on June 30, 2009.  The weighted average interest rate on our bank line of credit was 1.9% and 1.8% as of June 30, 2010 and June 30, 2009, respectively.  Based on the amount of our outstanding bank line of credit on June 30, 2009, a 1% (one hundred basis points) increase in our average interest rate would result in a decrease in our annual pre-tax net income of $37,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e)  under the Exchange Act) as of June 30, 2010 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. That report immediately follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the internal control over financial reporting of Delta Natural Gas Company, Inc. and subsidiaries (the "Company") as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Certification of the Chief Executive Officer and Certification of the Chief Financial Officer. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2010 of the Company and our report dated September 3, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
September 3, 2010

Item 9B.   Other Information

None.

                                                                PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

We have a Business Code of Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Our Business Code of Conduct and Ethics can be found on our website by going to the following address:  http://www.deltagas.com.   We will post any amendments to the Business Code of Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NASDAQ OMX Group, on our website.

Our Board of Directors has adopted charters for the Audit, Corporate Governance and Compensation and Executive Committees of the Board of Directors.  These documents can be found on our website by going to the following address:  http://www.deltagas.com and clicking on the appropriate link.

A printed copy of any of the materials referred to above can be obtained by contacting us at the following address:

Delta Natural Gas Company, Inc.
Attn: John B. Brown
3617 Lexington Road
Winchester, KY 40391
(859) 744-6171

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934.

The other information required by this Item is contained under the captions "Election of Directors", "Board Leadership, Committees and Meetings", "Executive Officers", "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2010.  We incorporate that information in this document by reference.

Item 11.                      Executive Compensation

Information in response to this item is contained under the captions "Director Compensation", "Compensation Discussion and Analysis", "Compensation Risks", "Corporate Governance and Compensation Committee Report", "Summary Compensation Table", "Retirement Benefits", "Potential Payments Upon Termination Or Change in Control", "Termination Table" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2010.  We incorporate that information in this document by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

Pursuant to the Delta Natural Gas Company, Inc., Incentive Compensation Plan, which our shareholders approved in November, 2009, we have the ability to grant stock bonuses, performance shares and restricted stock to employees, officers, and directors. The plan does not provide for the awarding of options, warrants or rights. We do not have any equity compensation plans which have not been approved by the shareholders.

The following table sets forth certain information with respect to our equity compensation plan at June 30, 2010:

Column A	Column B	Column C

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

—	—	500,000

The other information required by this Item is contained under the caption “Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2010.  We incorporate that information in this document by reference.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2010.  We incorporate that information in this document by reference.

Item 14.                      Principal Accountant Fees and Services

The information required by this item is contained under the caption "Audit Committee Report" in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2010.  We incorporate that information in this document by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		Financial Statements, Schedules and Exhibits
	(1)	Financial Statements See Index at Item 8
	(2)	Financial Statement Schedules See Index at Item 8
	(3)	Exhibits

Exhibit No.

3(i)
Registrant’s Amended and Restated Articles of Incorporation (dated November 16, 2006) are incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-K/A (File No. 000-08788) for the period ended June 30, 2007.

3(ii)	Registrant’s Amended and Restated By-Laws (dated May 10, 2010) are incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 000-8788) dated May 13, 2010.
4(a)
The Indenture dated March 1, 2006 in respect of 5.75% Insured Quarterly Notes due April 1, 2021, is incorporated herein by reference to Exhibit 4(d) to Delta’s Form S-3 (Reg. No. 333-132322) dated March 10, 2006.

4(b)
The Indenture dated January 1, 2003 in respect of 7% Debentures due February 1, 2023, is incorporated herein by reference to Exhibit 4(d) to Delta’s Form S-2 (Reg. No. 333-100852) dated October 30, 2002.

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

10(d)
Gas Transportation Agreement (Service Package 9069), dated December 19, 1994, by and between Tennessee Gas Pipeline Company and Registrant is incorporated herein by reference to Exhibit 10(e) to Registrant’s Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10(e)
Agreement to transport natural gas between Registrant and Nami Resources Company L.L.C. is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 8-K (File No. 000-08788) dated March 23, 2005.

10(f)	Amendment, dated July 22, 2010, of agreement to transport natural gas between Registrant and Nami Resources Company, L.L.C., filed herewith.
10(g)
GTS Service Agreements, dated November 1, 1993 (Service Agreement Nos. 37,813, 37,814 and 37,815), and Appendix A to respective Service Agreements, effective November 1, 2010, by and between Columbia Gas Transmission Corporation and Registrant, filed herewith.

10(h)
FTS1 Service Agreements, dated October 4, 1994, (Service Agreement Nos. 43,827, 43,828 and 43,829), and Appendix A to respective Service Agreements, effective November 1, 2010, by and between Columbia Gulf Transmission Corporation and Registrant, filed herewith.

10(i)
Gas Storage Lease, dated October 4, 1995, by and between Judy L. Fuson, Guardian of Jamie Nicole Fuson, a minor, and Lonnie D. Ferrin and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(j) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(j)
Gas Storage Lease, dated November 6, 1995, by and between Thomas J. Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant, is incorporated herein by reference to Exhibit 10(k) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(k)
Deed and Perpetual Gas Storage Easement, dated December 21, 1995, by and between Katherine M. Cornelius, William Cornelius, Frances Carolyn Fitzpatrick, Isabelle Fitzpatrick Smith and Kenneth W. Smith and Registrant is incorporated herein by reference to Exhibit 10(l) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10(l)
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

10(m)
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

10(n)
Loan Agreement, dated October 31, 2002, by and between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(i) to Registrant’s Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10(o)
Promissory Note, in the original principal amount of $40,000,000, made by Registrant to the order of Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 10-Q (File No. 000-08788) for the period ended September 30, 2002.

10(p)
Modification Agreement extending to October 31, 2004 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to the Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2003.

10(q)
Modification Agreement extending to October 31, 2005 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to the Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2004.

10(r)
Modification Agreement extending to October 31, 2007 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to the Registrant's Form 8-K (File No. 000-08788) dated August 19, 2005.

10(s)
Modification Agreement extending to October 31, 2009 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 10-Q (File No. 000-08788) for the period ended September 30, 2007.

10(t)
Modification Agreement extending to June 30, 2011 the Promissory Note and Loan Agreement dated October 31, 2002 between the Registrant and Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to the Registrant's Form 8-K (File No. 000-08788) dated June 30, 2009.

10(u)
Employment agreements between Registrant and three officers, those being John B. Brown, Johnny L. Caudill, and Glenn R. Jennings, are incorporated herein by reference to Exhibit 10(k) to Registrant’s Form 10-Q (File No. 000-08788) for the period ended March 31, 2000.

10(v)	Employment agreement between Registrant and Brian S. Ramsey is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 21, 2008.
10(w)
Supplemental retirement benefit agreement and trust agreement between Registrant and Glenn R. Jennings is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 8-K (File No. 000-08788) dated February 25, 2005.

10(x)
Registrant's Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated November 17, 2005, is incorporated herein by reference to Exhibit 99(b) to Registrant’s S-3D (Reg. No. 333-130301) dated December 14, 2005.

10(y)	Registrant's Incentive Compensation Plan, dated January 1, 2008, is incorporated herein by reference to Exhibit 4.1 to Registrant’s S-8 (Reg. No. 333-165210) dated March 4, 2010.
10(z)
Notices of Performance Shares Award between Registrant and four officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, and Brian S. Ramsey, are incorporated herein by reference to Exhibits 10.3, 10.4, 10.5 and 10.6 of Registrant’s Form 8-K (File No. 000-8788) dated August 20, 2010.

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

31-33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of September, 2010.

DELTA NATURAL GAS COMPANY, INC.

By: /s/Glenn R. Jennings
Glenn R. Jennings
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:

/s/Glenn R. Jennings	Chairman of the Board, President	September 3, 2010
(Glenn R. Jennings)	and Chief Executive Officer

(ii)Principal Financial Officer and Principal Accounting Officer:

/s/John B. Brown	Chief Financial Officer,	September 3, 2010
(John B. Brown)	Treasurer and Secretary

(iii) A Majority of the Board of Directors:

/s/Linda K. Breathitt	Director	September 3, 2010
(Linda K. Breathitt)

/s/Lanny D. Greer	Director	September 3, 2010
(Lanny D. Greer)

/s/Michael J. Kistner	Director	September 3, 2010
(Michael J. Kistner)

/s/Lewis N. Melton	Director	September 3, 2010
(Lewis N. Melton)

/s/Arthur E. Walker, Jr.	Director	September 3, 2010
(Arthur E. Walker, Jr.)

/s/Michael R. Whitley	Director	September 3, 2010
(Michael R. Whitley)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the accompanying consolidated balance sheets of Delta Natural Gas Company, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/  DELOITTE & TOUCHE LLP

Cincinnati, Ohio
September 3, 2010

Delta Natural Gas Company, Inc.

Consolidated Statements of Income

For the Years Ended June 30,	2010	2009	2008

Operating Revenues	$76,422,068	$105,636,824	$112,657,117

Operating Expenses
Purchased gas	$44,100,329	$72,077,631	$76,882,387
Operation and maintenance	13,456,449	15,030,287	14,128,620
Depreciation and amortization	3,941,353	3,855,099	4,171,145
Taxes other than income taxes	2,019,443	1,880,607	1,811,229
Total operating expenses	$63,517,574	$92,843,624	$96,993,381

Operating Income	$12,904,494	$12,793,200	$15,663,736

Other Income and Deductions, Net	$108,800	$(46,418)	$83,521

Interest Charges
Interest on long-term debt	$3,606,086	$3,648,243	$3,677,983
Other interest	175,843	492,151	705,240
Amortization of debt expense	387,263	387,263	387,266
Total interest charges	$4,169,192	$4,527,657	$4,770,489

Income Before Income Taxes	$8,844,102	$8,219,125	$10,976,768

Income Tax Expense	$3,192,285	$3,008,396	$4,146,900

Net Income	$5,651,817	$5,210,729	$6,829,868

Basic and Diluted Earnings Per Common Share	$1.70	$1.58	$2.08

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	3,326,160	3,306,026	3,285,464

Dividends Declared Per Common Share	$1.30	$1.28	$1.24

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30,	2010	2009	2008

Cash Flows From Operating Activities
Net income	$5,651,817	$5,210,729	$6,829,868

Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	4,448,496	4,362,241	4,660,410
Provision for inventory adjustment	—	1,350,300	—
Deferred income taxes and investment
tax credits	5,015,750	2,135,347	2,095,000
Gain on sale of property, plant and equipment	—	(156,023)	(16,955)
Unrealized (gain) loss on cash surrender value
of life insurance	(28,829)	31,651	(18,704
Other, net	(355,141)	(423,672)	(219,041)

(Increase) decrease in assets
Accounts receivable	(845,479)	7,334,709	(5,016,055)
Gas in storage	3,541,037	3,379,325	(2,634,602)
Deferred gas cost	(939,969)	2,255,751	(1,670,877)
Materials and supplies	143,764	(93,516)	(38,568)
Prepayments	(1,473,433)	(2,173,506)	(129,153)
Other assets	(285,347)	(77,411)	(56,686)

Increase (decrease) in liabilities
Accounts payable	1,706,121	(7,418,187)	1,920,832
Accrued taxes	256,066	(773,761)	890,309
Other current liabilities	761,374	486,664	(889)
Other liabilities	4,084	3,279	(2,358)

Net cash provided by operating activities	$17,600,311	$15,433,920	$6,592,531

Cash Flows From Investing Activities
Capital expenditures	$(5,275,194)	$(8,422,433)	$(5,563,667)
Proceeds from sale of property, plant and equipment	161,949	526,763	297,425
Other	60,422	(60,000)	—
Net cash used in investing activities	$(5,052,823)	$(7,955,670)	$(5,266,242)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,	2010	2009	2008

Cash Flows From Financing Activities
Dividends on common shares	$(4,323,439)	$(4,231,239)	$(4,073,278)
Issuance of common shares	432,610	520,407	477,155
Repayment of long-term debt	(487,000)	(719,000)	(307,000)
Borrowings on bank line of credit	25,205,557	74,107,057	64,602,956
Repayment of bank line of credit	(28,858,660)	(77,282,745)	(61,964,083)

Net cash used in financing activities	$(8,030,932)	$(7,605,520)	$(1,264,250)

Net Increase (Decrease) in Cash and Cash Equivalents	$4,516,556	$(127,270)	$62,039

Cash and Cash Equivalents, Beginning of Year	122,589	249,859	187,820

Cash and Cash Equivalents, End of Year	$4,639,145	$122,589	$249,859

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
Interest	$3,785,630	$4,148,311	$4,383,367
Income taxes (net of refunds)	$(676,439)	$1,630,937	$1,376,093

Significant non-cash transactions
Accrued capital expenditures	$460,357	$414,385	$423,165

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets

As of June 30,	2010	2009

Assets

Current Assets
Cash and cash equivalents	$4,639,145	$122,589
Accounts receivable, less accumulated allowances for doubtful	4,727,631	4,085,867
accounts of $273,000 and $819,000 in 2010 and 2009,
respectively
Gas in storage, at average cost (Notes 1 and 15)	6,205,731	9,746,768
Deferred gas costs (Notes 1 and 13)	3,296,912	2,356,943
Materials and supplies, at average cost	536,416	662,805
Prepayments	3,640,979	2,415,527

Total current assets	$23,046,814	$19,390,499

Property, Plant and Equipment	$204,248,520	$199,254,216
Less – Accumulated provision for depreciation	(73,792,601)	(70,616,271)

Net property, plant and equipment	$130,455,919	$128,637,945

Other Assets
Cash surrender value of life insurance
(face amount of $1,168,296)	$450,064	$412,661
Regulatory assets (Note 1)	12,115,436	11,394,844
Unamortized debt expense and other (Notes 1 and 10)	2,564,187	2,669,346

Total other assets	$15,129,687	$14,476,851

Total assets	$168,632,420	$162,505,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets (continued)

As of June 30,	2010	2009

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$6,460,620	$4,691,152
Notes payable (Note 9)	—	3,653,103
Current portion of long-term debt (Note 10)	1,200,000	1,200,000
Accrued taxes	1,263,755	983,376
Customers’ deposits	535,516	508,209
Accrued interest on debt	854,109	857,810
Accrued vacation	731,869	712,216
Deferred income taxes	1,059,912	814,549
Other liabilities	417,694	487,925

Total current liabilities	$12,523,475	$13,908,340

Long-Term Debt (Note 10)	$57,112,000	$57,599,000

Long-Term Liabilities
Deferred income taxes	$32,462,067	$27,537,908
Investment tax credits	113,900	144,500
Regulatory liabilities (Note 1)	1,664,139	1,710,099
Accrued pension	1,218,441	430,095
Asset retirement obligations and other (Note 4)	2,778,228	2,176,171

Total long-term liabilities	$38,236,775	$31,998,773

Commitments and Contingencies (Note 12)

Total liabilities	$107,872,250	$103,506,113

Shareholders’ Equity
Common shares ($1.00 par value), 20,000,000 shares authorized; 3,334,856 and 3,318,046 shares outstanding at June 30, 2010 and June 30, 2009, respectively	$3,334,856	$3,318,046
Premium on common shares	44,881,401	44,465,601
Retained earnings	12,543,913	11,215,535

Total shareholders’ equity	$60,760,170	$58,999,182

Total liabilities and shareholders’ equity	$168,632,420	$162,505,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended June 30,	2010	2009	2008

Common Shares
Balance, beginning of year	$3,318,046	$3,295,759	$3,277,106
Issuance of common shares
$1.00 par value of 16,810, 22,287
and 18,653 shares issued in 2010,
2009 and 2008, respectively	16,810	22,287	18,653

Balance, end of year	$3,334,856	$3,318,046	$3,295,759

Premium on Common Shares
Balance, beginning of year	$44,465,601	$43,967,481	$43,508,979
Issuance of common shares	415,800	498,120	458,502

Balance, end of year	$44,881,401	$44,465,601	$43,967,481

Retained Earnings
Balance, beginning of year	$11,215,535	$10,330,345	$7,642,386
Recognition of uncertain tax positions (Note 2)	—	—	(68,631)
Change in defined benefit plan measurement date (net of $57,699 of tax) (Note 2)	—	(94,300)	—
Balance, beginning of year, as adjusted	$11,215,535	$10,236,045	$7,573,755
Net income	5,651,817	5,210,729	6,829,868
Cash dividends declared on common
shares (See Consolidated Statements
of Income for rates)	(4,323,439)	(4,231,239)	(4,073,278)

Balance, end of year	$12,543,913	$11,215,535	$10,330,345

Common Shareholders’ Equity
Balance, beginning of year	$58,999,182	$57,593,585	$54,428,471
Recognition of uncertain tax positions (Note 2)	—	—	(68,631)
Change in defined benefit plan measurement date (net of $57,699 of tax) (Note 2)	—	(94,300)	—
Balance, beginning of year, as adjusted	$58,999,182	$57,499,285	$54,359,840
Net income	5,651,817	5,210,729	6,829,868
Issuance of common shares	432,610	520,407	477,155
Dividends on common shares	(4,323,439)	(4,231,239)	(4,073,278)

Balance, end of year	$60,760,170	$58,999,182	$57,593,585

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

(c) Property, Plant and Equipment   Property, plant and equipment is stated at original cost, which includes materials, labor, labor related costs and an allocation of general and administrative costs.  Construction work in progress has been included in the rate base for determining customer rates, and therefore an allowance for funds used during construction has not been recorded.  The cost of regulated plant retired or disposed of in the normal course of business is deducted from plant accounts and such cost, less salvage value, is charged to the accumulated provision for depreciation.

(d) Depreciation  We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant.  The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.1%, 2.1% and  2.3% of average depreciable plant for 2010, 2009 and 2008, respectively.  Effective October 20, 2007 we implemented new depreciation rates allowed by the Kentucky Public Service Commission in our 2007 rate case which increased the remaining depreciable lives of our depreciable assets.

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

(f) Gas Cost Recovery    We have a Gas Cost Recovery (“GCR”) component of our regulated gas rates which provides for a dollar-tracker that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred by the regulated segment and approved by the Kentucky Public Service Commission.  We expense gas costs based on the amount of gas costs recovered through revenue.  Any differences between actual gas costs and those estimated costs billed are deferred and reflected in the computation of future billings to customers using the GCR mechanism.

(g) Revenue Recognition    We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer’s meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

(000)	2010	2009

Unbilled revenues ($)	1,120	1,386
Unbilled gas costs ($)	333	519
Unbilled volumes (Mcf)	53	55

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

(k) Rate Regulated Basis of Accounting     We account for our regulated operations in accordance with applicable regulatory guidance.  The economic effects of regulation can result in a regulated company recovering costs from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise.  When this results, costs are deferred as assets on the Consolidated Balance Sheets (regulatory assets) and recorded as expenses when such amounts are reflected in rates.  Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).  The amounts recorded as regulatory assets and regulatory liabilities are as follows:

($000)	2010	2009

Regulatory assets
Current assets
Deferred gas costs	3,297	2,357

Other assets
Conservation/efficiency program expenses	183	109
Loss on extinguishment of debt	2,157	2,348
Asset retirement obligations	2,000	1,464
Accrued pension	7,557	7,309
Regulatory case expenses	218	165
Total other assets	12,115	11,395

Total regulatory assets	15,412	13,752

Regulatory liabilities
Accrued cost of removal on long-lived assets	381	304
Regulatory liability for deferred income taxes	1,283	1,406
Total regulatory liabilities	1,664	1,710

All of our regulatory assets and liabilities have been approved for recovery by the Kentucky Public Service Commission and are currently being recovered or refunded through our regulated gas rates.  In addition, the unrecovered balance of the loss on extinguishment of debt is included in rate base and, therefore, earns a return.

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

(m)  Derivatives  Certain of our natural gas purchase and sale contracts qualify as derivatives.  All such contracts have been designated as normal purchases and sales and as such are accounted for under the accrual basis and are not recorded at fair value in the accompanying consolidated financial statements.

(n)  Marketable Securities  We have a supplemental retirement benefit agreement with Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer which is a non-qualified deferred compensation plan.  The agreement establishes an irrevocable rabbi trust, in which the assets of the trust are earmarked to pay benefits under the agreement.  We have recognized a liability related to the obligation to pay these benefits to Mr. Jennings.  We make discretionary contributions to the trust in order to fully fund the related deferred compensation liability.

The assets of the trust consist of exchange traded mutual funds and are classified as trading securities.  The assets are recorded at fair value on the Consolidated Balance Sheets based on observable market prices from active markets.  Net realized and unrealized gains and losses are included in earnings each period to effectively offset the corresponding earnings impact associated with the change in the fair value of the deferred compensation liability to which the assets relate.

(o)  Fair Value   Fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The fair value focuses on an exit price, which is the price that would be received by us to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability.

We determine fair value based on the following fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

•	Level 1	– Observable inputs consisting of quoted prices in active markets for identical assets or liabilities;

•	Level 2	– Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3	– Unobservable inputs which require the reporting entity to develop its own assumptions.

Although accounting standards permit entities to elect to measure many financial instruments and certain other items at fair value, we do not currently have any financial assets or financial liabilities for which this provision has been elected. However, in the future, we may elect to measure certain financial instruments at fair value in accordance with these standards.

           (p) Gas In Storage   We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs.  The potential exists for differences between actual volumes stored versus our perpetual records primarily due to inaccuracies in measurement of injections and withdrawals or the risks of gas escaping from the facility. We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records.  The periodic analysis of the storage field data utilizes trends in the underlying data and can require multiple periods of observation to determine if differences exist.  The analysis can result in adjustments made to our perpetual inventory records, as further discussed in Note 15 of the Notes to Consolidated Financial Statements.  The gas in storage inventory is recorded at average cost.

(2)  New Accounting Pronouncements

Recently Adopted Pronouncements

(a)      Income Taxes  In July, 2006, the Financial Accounting Standards Board  issued guidance to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and addressed the  determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  We adopted the new guidance on July 1, 2007, which resulted in an adjustment to beginning retained earnings of $69,000.  Note 5 of the Notes to Consolidated Financial Statements further discusses our income taxes.

(b)  Postretirement Benefits  In September, 2006, the Financial Accounting Standards Board issued new guidance to require employers who sponsor defined benefit plans to measure assets and benefit obligations as of the end of the employer’s fiscal year in fiscal years beginning after December 15, 2007.  Effective July 1, 2008, we adopted the guidance and changed the measurement date of our defined benefit plan from March 31 to June 30.  Pension costs from April 1, 2008 to June 30, 2009 were $760,000.  Of this amount, $152,000 was attributable to the change in measurement dates.  Accordingly, we recognized a $119,000 decrease in our prepaid pension expense and a $33,000 decrease in our unrecovered pension expense regulatory asset.  These decreases were accounted for as a reduction to beginning retained earnings as of July 1, 2008, net of $58,000 of tax.

In December, 2008, The Financial Accounting Standards Board issued guidance to increase transparency surrounding the types of assets and risks associated with a defined benefit pension or other postretirement plan.  The guidance requires employers to provide additional disclosure surrounding investment strategies, major categories of plan assets, and valuation techniques used to measure the fair value of plan assets.  The guidance was adopted prospectively as of June 30, 2010 and did not have an impact on our results of operations or financial position.  The disclosures required under this guidance have been included in Note 6 of the Notes to Consolidated Financial Statements.

(c)  Fair Value Measurement and Disclosure  In September, 2006, the Financial Accounting Standards Board issued guidance to establish a framework for measuring fair value and to expand disclosure requirements about fair value measurements.  Although the guidance does not require additional fair value measurements, it applies to other accounting standards that require or permit fair value measurements.  Effective July 1, 2008, we adopted the guidance for all financial instruments.  There was no cumulative effect adjustment to retained earnings as a result of adopting the guidance.

In April, 2009, the Financial Accounting Standards Board issued guidance to determine fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly.  The guidance, which was effective for our fiscal year ended June 30, 2009, did not have an impact on our results of operations or financial position.

In April, 2009, the Financial Accounting Standards Board issued guidance related to the recognition and presentation of other-than-temporary impairments on debt and equity securities.  The guidance, which was effective for our fiscal year ended June 30, 2009, did not have an impact on our results of operations or financial position.

In January, 2010, the Financial Accounting Standards Board issued guidance requiring entities with fair value measurements to disaggregate major categories of assets and liabilities within the disclosures, disclose transfers between levels within the fair value hierarchy and disclose inputs and valuation techniques for Level 2 and Level 3 fair value measurements.  The guidance, which was effective for our quarter ended March 31, 2010, did not impact our results of operations or financial position.

Note 3 of the Notes to Consolidated Financial Statements further discusses our fair value measurements.

(d)  Derivatives and Hedging  In March, 2008, the Financial Accounting Standards Board issued guidance to enhance the disclosures of derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged instruments are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance, which was effective for the quarter ended March 31, 2009, did not have an impact on our results of operations or financial position.  Note 8 of the Notes to Consolidated Financial Statements further discusses our derivative instruments and hedging activities.

(3)      Fair Value Measurements

Our financial assets and liabilities measured at fair value on a recurring basis consist of the assets of our supplemental retirement benefit trust, which are included in unamortized debt expense and other on the Consolidated Balance Sheets.  Contributions to the trust are presented in other investing activities on the Consolidated Statements of Cash Flows.  The assets of the trust are recorded at fair value and consist of exchange traded mutual funds.  The mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the fair value hierarchy.  The fair value of the trust assets are as follows:

	June 30,	June 30,
($000)	2010	2009

Trust assets	373	281

The carrying amounts of our other financial instruments, including cash equivalents, accounts receivable, notes receivable and accounts payable, approximate their fair value.

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

	June 30,		June 30,
	2010		2009
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

7% Debentures	19,460	18,839	19,659	18,812
5.75% Insured Quarterly Notes	38,852	34,128	39,140	33,822

Our nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis consist of our asset retirement obligations.  Our asset retirement obligations are measured at fair value upon initial recognition based on the expected future cash flows of the obligation and are considered to be Level 3 fair value measurements.  During the fiscal year ended June 30, 2010, we recognized asset retirement obligations for natural gas liquids storage tanks, mains and services placed into service in the amount of $4,000.  The expected future cash flows of the obligations are based on cost estimates to have a third party retire the underlying asset discounted using a credit adjusted risk-free rate.  The credit adjusted risk-free rate is determined based on the daily treasury yield curve adjusted for credit risk based on recent trades of our Debentures.  Additionally, certain future events may require us to evaluate long-lived assets for impairment to determine if their carrying value exceeds their fair value.

(4)   Asset Retirement Obligations

Legal obligations

As of June 30, 2010 and 2009, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain gas wells, storage tanks, mains and services.  In 2010, additional asset retirement obligations were recognized to reflect revisions to the estimated cost to retire certain services.  For asset retirement obligations related to regulated assets, accretion of the liability and depreciation of the asset retirement costs are recorded as regulatory assets, pursuant to regulatory accounting standards, as we recover the cost of removing our regulated assets through our depreciation rates.

The following is a summary of our asset retirement obligations and related assets (net of accumulated depreciation), reflected on the accompanying Consolidated Balance Sheets under the captions asset retirement obligations and other, and property, plant and equipment, respectively:

($000)	2010	2009

Asset Retirement Obligations
Beginning of year	1,670	1,600
Liabilities incurred	4	10
Liabilities settled	(371)	(70)
Accretion	126	120
Revisions in estimated cash flows	772	10

End of year	2,201	1,670

We have an additional asset retirement obligation relative to the retirement of wells located at our underground natural gas storage facility.  Since we expect to utilize the storage facility as long as we provide natural gas to our customers, we have determined the underlying asset has an indeterminate life.  Therefore, we have not recorded a liability associated with the cost to retire the asset.

Non-legal obligations

In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense to the extent recovery of such costs is granted by our regulator even though such costs do not represent legal obligations.  In accordance with regulatory accounting standards, $382,000 and $304,000 of such accrued cost of removal was recorded as a regulatory liability on the accompanying Consolidated Balance Sheets as of June 30, 2010 and 2009, respectively.

(5)   Income Taxes

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

($000)	2010	2009

Deferred Tax Liabilities
Accelerated depreciation	31,002	25,650
Deferred gas costs	1,252	895
Regulatory assets – loss on extinguishment of debt	819	891
Regulatory assets – asset retirement obligations	600	556
Regulatory assets – unrecognized accrued pension	2,869	2,775
Other	472	424

Total	37,014	31,191

Deferred Tax Assets
Alternative minimum tax credits	762	—
Regulatory liabilities	487	649
Investment tax credits	43	55
Reserve for bad debt	104	311
Asset retirement obligations	608	572
Accrued personal leave	228	221
Section 263(a) capitalized costs	75	64
Pension	473	543
State net operating loss carry forward	268	—
Other	444	424

Total	3,492	2,839

Net accumulated deferred income tax liability	33,522	28,352

The components of the income tax provision are comprised of the following for the years ended June 30:

($000)	2010	2009	2008

Components of Income Tax Expense
Current
Federal	(1,709)	560	1,158
State	(115)	255	395
Total	(1,824)	815	1,553
Deferred	5,016	2,193	2,594
Income tax expense	3,192	3,008	4,147

Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

(%)	2010	2009	2008

Statutory federal income tax rate	34.0	34.0	34.0
State income taxes, net of federal benefit	4.0	4.0	4.0
Amortization of investment tax credits	(0.3)	(0.4)	(0.3)
Other differences, net	(1.6)	(1.0)	—
Effective income tax rate	36.1	36.6	37.7

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The liability for unrecognized tax benefits expected to be recognized within the next twelve months has partially offset our prepaid income taxes and been presented in prepayments on the Consolidated Balance Sheets.  The liability for unrecognized tax benefits not expected to be recognized within the next twelve months has been presented in asset retirement obligations and other on the Consolidated Balance Sheets.  Interest and penalties on tax uncertainties are classified in income tax expense in the Consolidated Statements of Income.

The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $66,000 and $149,000 as of June 30, 2010 and 2009, respectively.  As of June 30, 2009, we have accrued interest of $30,000 on unrecognized tax positions, of which $9,000 and $14,000 was recognized in the 2010 and 2009 Consolidated Statements of Income, respectively.

The following is a tabular reconciliation of our unrecognized tax benefits:

($000)	2010	2009

Beginning Balance	378	653
Gross increases
Tax positions in prior period	28	—
Gross decreases
Tax positions in prior period	(24)	(229)
Lapse of statute of limitations	(188)	(46)
Ending Balance	194	378

We file income tax returns in the federal and Kentucky jurisdictions.  Tax years previous to June 30, 2007 and June 30, 2006 are no longer subject to examination for federal and Kentucky income taxes, respectively.

(6)  Employee Benefit Plans

(a)   Defined Benefit Retirement Plan   We have a trusteed, noncontributory, defined benefit retirement plan covering all eligible employees hired prior to May 9, 2008.  Retirement income is based on the number of years of service and annual rates of compensation.  The Company historically makes annual contributions equal to the amounts necessary to fund the plan adequately.  We contributed $500,000 to the plan in fiscal 2010.

Generally accepted accounting principles require employers who sponsor defined benefit plans to recognize the funded status of a defined benefit pension plan on the balance sheet and to recognize through comprehensive income the changes in the funded status in the year in which the changes occur.  However, regulatory accounting standards provide that regulated entities can defer recoverable costs that would otherwise be charged to expense or equity by non-regulated entities. Current cost-of-service ratemaking in Kentucky allows recovery of net periodic benefit cost as determined under GAAP.  The Kentucky Public Service Commission has been clear and consistent with its historical treatment of such rate recovery; therefore, we have recorded a regulatory asset representing the probable recovery of the portion of the change in funded status of the defined benefit plan that is expected to be recognized in future net periodic benefit cost.  The regulatory asset is adjusted annually as prior service cost and actuarial losses are recognized in net periodic benefit cost.

Our obligations and the funded status of our plan, measured at June 30, 2010 and June 30, 2009, respectively, are as follows:

($000)	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	14,058	12,773
Service cost	728	677
Interest cost	855	810
Actuarial loss	2,044	328
Benefits paid	(1,179)	(902)
Change in measurement date	—	373
Benefit obligation at end of year	16,506	14,059

Change in Plan Assets
Fair value of plan assets at beginning of year	13,629	14,197
Actual return on plan assets	2,338	(2,343)
Employer contributions	500	2,677
Benefits paid	(1,179)	(902)
Fair value of plan assets at end of year	15,288	13,629

Recognized Amounts
Projected benefit obligation
Plan assets at fair value	(16,506)	(14,059)
Funded status	15,288	13,629
	(1,218)	(430)
Net amount recognized as prepaid (accrued) benefit costs on the Consolidated Balance Sheets
	(1,218)	(430)

	2010	2009
Items Not Yet Recognized as a Component of Net Periodic Benefit Costs
Prior service cost	(662)	(749)
Net loss	8,219	8,058
Amounts recognized as regulatory assets	7,557	7,309

The accumulated benefit obligation was $14,426,000 and $12,682,000 for 2010 and 2009, respectively.

($000)	2010	2009	2008

Components of Net Periodic Benefit Cost
Service cost	727	677	749
Interest cost	855	810	745
Expected return on plan assets	(953)	(1,010)	(988)
Amortization of unrecognized net loss	497	217	250
Amortization of prior service cost	(86)	(86)	(86)
Net periodic benefit cost	1,040	608	670

Weighted-Average % Assumptions Used to Determine Benefit Obligations
Discount rate	5.25	6.25	6.50
Rate of compensation increase	4.0	4.0	4.0

Weighted-Average % Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.25	6.50	5.80
Expected long-term return on plan assets	7.0	7.0	7.0
Rate of compensation increase	4.0	4.0	4.0

Plan Assets

Our target investment allocations have been developed using an asset allocation model which weighs risk versus return of various investment indices to create a target asset allocation to maximize return subject to a moderate amount of portfolio risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed income investments. Our target investment allocations are approximately 65% equity investments and 35% fixed income investments. Our equity investment target allocations are heavily weighted toward domestic equity securities, with allocations to real estate equity securities and foreign equity securities for the purposes of diversification. Fixed income securities primarily include U.S. government obligations and corporate debt securities. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

The assets of the plan are comprised of investments in mutual funds and common collective trusts. Each individual mutual fund or common collective trust has been selected based on its investment strategy which mirrors a specific asset class within our target allocation.

		Actual Allocation
	Target	June 30
(%)	Allocation	2010	2009
Asset Class (a)
Cash	-	-	-

Equity Securities
U.S. Equity Securities	38	46	44
Foreign Equity Securities	17	17	19
Domestic Real Estate	10	13	10
	65	76	73

Fixed Income Securities	35	24	27
	100	100	100

(a)      Each mutual fund and common collective trust has been categorized based on its primary investment strategy.

The mutual funds are categorized as Level 1 in the fair value hierarchy as the fair value of the mutual funds is determined based on the quoted market price of each fund. The common/collective trusts are categorized as Level 2 in the fair value hierarchy. The fair value of the common/collective trusts are determined based on the net asset value as published by the respective fund manager multiplied by the number of units held in the trust.  The respective level within the fair value hierarchy is determined as described in Note 1 of the Notes to Consolidated Financial Statements.  The following represents the fair value of plan assets:

	June 30,
($000)	2010	Level 1	Level 2	Level 3
Asset Class (a)
Cash	9	9	-	-
Exchange Traded Mutual Funds
U.S. Equity Securities	502	502	-	-
Foreign Equity Securities	1,161	1,161	-	-
Domestic Real Estate	1,916	1,916	-	-
	3,579	3,579

Common Collective Trusts
Short-Term Income Fund	224	-	224	-
U.S. Fixed Income Fund	2,210	-	2,210	-
Global Equity Growth Fund	1,659	-	1,659	-
Global Equity Value Fund	798	-	798	-
U.S. Equity Index Fund	1,394	-	1,394	-
Foreign Equity Index Fund	1,418	-	1,418	-
Blended Fund (b)	3,997	-	3,997	-
	11,700		11,700

Total	15,288	3,588	11,700	-

(a)    Each mutual fund and common collective trust has been categorized based on its primary investment strategy.
(b)    The blended fund is a combination of the U.S. equity securities (65%) and U.S. fixed income securities(35%).

We determined the expected long-term rate of return for plan assets with input from plan actuaries and investment consultants based upon many factors including asset allocations, historical asset returns and expected future market conditions. The discount rates used by the Company for valuing pension liabilities are based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

We contributed a total of $1,000,000 to the defined benefit retirement plan in August, 2010.  No additional contributions are expected for fiscal 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($000)

2011	503
2012	661
2013	1,633
2014	880
2015	2,286
2016 – 2020	5,370

Effective May 9, 2008, any employees hired on and after that date were not eligible to participate in our defined benefit retirement plan.  Freezing the defined benefit plan for new entrants did not impact the level of benefits for existing participants.

We do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

(b)  Employee Savings Plan   We have an Employee Savings Plan (“Savings Plan”) under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. The Company matches 100% of the employee’s contribution up to a maximum company contribution of 4% of the employee’s annual compensation.  Employees hired after May 9, 2008, who are not eligible to participate in the defined benefit retirement plan, annually receive an additional 4% non-elective contribution into their Savings Plan account.  Company contributions are discretionary and subject to change with approval from our Board of Directors.  For 2010, 2009, and 2008, Delta’s Savings Plan expense was $293,000, $308,000 and $281,000, respectively.

(c)  Supplemental Retirement Agreement   We sponsor a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta’s Chairman of the Board, President and Chief Executive Officer. Delta contributes $60,000 annually into an irrevocable trust until Mr. Jennings’ retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. As of June 30, 2010 and 2009, the irrevocable trust assets are $373,000 and $281,000, respectively. These amounts are included in unamortized debt expense and other on the accompanying Consolidated Balance Sheets. Liabilities, in corresponding amounts, are included in asset retirement obligations and other on the accompanying Consolidated Balance Sheets.

(7)  Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan (“Reinvestment Plan”) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company.  Under the Reinvestment Plan we issued 16,810,  22,287 and 18,653 shares in 2010, 2009 and 2008, respectively.  We registered 200,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2010 there were 117,001 shares available for issuance.

(8)  Risk Management and Derivative Instruments

To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk.  We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases.  We mitigate price risk by efforts to balance supply and demand.  None of our gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase contracts and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

(9)  Notes Payable

The current bank line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets permits borrowings up to $40,000,000, all of which was available as of June 30, 2010.  As of June 30, 2009, $3,653,000 was borrowed having a weighted average interest rate of 1.8%.  The maximum amount borrowed during 2010 and 2009 was $13,429,000 and $31,325,000, respectively.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.5%, and the annual cost of the unused bank line of credit is .125%.

(10)  Long-Term Debt

In April, 2006, we issued $40,000,000 of 5.75% Insured Quarterly Notes that mature in April, 2021, of which $38,852,000 and $39,140,000 was outstanding as of June 30, 2010 and 2009, respectively.  Redemption of up to $25,000 annually will be made on behalf of deceased holders, up to an aggregate of $800,000 annually for all deceased beneficial owners. The 5.75% Insured Quarterly Notes can be redeemed by us with no premium.  In the event of default on the Insured Quarterly Notes, the holders are insured for both principal and interest payments.  The insurer would continue to pay interest and principal through the maturity of the Insured Quarterly Notes.

In February, 2003 we issued $20,000,000 of 7.00% Debentures that mature in February, 2023, of which $19,460,000 and $19,659,000 was outstanding as of June 30, 2010 and 2009, respectively.  Redemption of up to $25,000 annually will be made on behalf of individual deceased holders, up to an aggregate of $400,000 annually for all deceased beneficial owners.  The 7.00% Debentures can be redeemed by us with no premium.

We amortize debt issuance expenses over the life of the related debt on a straight-line basis, which approximates the effective yield method.  At June 30, 2010 and 2009, the unamortized balance was $4,349,000 and $4,736,000, respectively. Loss on extinguishment of debt of $2,157,000 and $2,348,000 included in the above has been deferred and is being amortized over the term of the related debt consistent with regulatory treatment.

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

(11)  Operating Leases

We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $74,000 for the year ended June 30, 2010 and $78,000 for the years ended June 30, 2009 and 2008.

(12)  Commitments and Contingencies

We have entered into forward purchase agreements beginning in July, 2009 and expiring at various dates through November, 2010.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customer's gas requirements.  These agreements have aggregate minimum purchase obligations of $474,000 for our fiscal year ended June 30, 2011.

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

The Kentucky Department of Revenue has assessed Delta Resources $824,000, which includes $406,000 in taxes, $285,000 in penalties and $133,000 in interest for failure to collect and remit a 3% Utility Gross Receipts License tax for the period July through December, 2005.  The tax is a 3% license tax levied on the gross billing by a utility and is passed through to its customers. Case law in the state of Kentucky and opinions issued by the State Attorney General support that the Utility Gross Receipts License Tax is applicable only to regulated utilities.  Since Delta Resources is a natural gas marketer and not a utility regulated by the Kentucky Public Service Commission, we believe Delta Resources is exempt from the tax.  We have protested the assessment, but cannot currently predict the outcome of the protest.  As of June 30, 2010, we have not accrued any amounts related to the contingency.

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

Although the Kentucky Department of Revenue has not asserted a claim for the tax periods after December, 2005, we have calculated that potential future unasserted liabilities could approximate $5.2 million, which includes estimated taxes, penalties and interest.

We are not a party to any material pending legal proceedings.

(13)  Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services.  The Kentucky Public Service Commission’s regulation of our business includes setting the rates we are permitted to charge our regulated customers.  We monitor our need to file requests with the Kentucky Public Service Commission for a general rate increase for our natural gas and transportation services.  The Kentucky Public Service Commission has historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of gas costs, and a reasonable rate of return.  The rates we currently charge our regulated customers were implemented in October, 2007.

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

The filing requested the increased rates to be effective May 23, 2010; however, as a matter of general practice, the Kentucky Public Service Commission suspended the implementation of the proposed rates for a period of five months from the effective date, during which time the filing will be reviewed.  The public hearing began August 31, 2010.  Although management is of the opinion that its request is reasonable, we are unable to predict the outcome of the proceeding.

The Kentucky Public Service Commission has approved a conservation and efficiency program for our residential customers.  The program provides for us to perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high-efficiency appliances.  The program helps to align our interests with our residential customer's interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation.  Our rates are adjusted annually to recover the costs incurred under these programs, including the reimbursement of margins on lost sales and the incentives provided to us.

The Kentucky Public Service Commission has also approved a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission.  Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred.  During the quarter ended June 30, 2010, we filed our quarterly application for a change in the gas cost recovery rates we charge our distribution customers.  The proposed rates were to be effective April 26, 2010.  However, the Kentucky Public Service Commission suspended the proposed gas cost recovery rates while it considered the reasonableness of the rates.  As a result of the suspension, the gas cost recovery rates approved in January, 2010 remained in effect until the Kentucky Public Service Commission approved our filing on June 24, 2010.

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

In 2010, 2009 and 2008, we purchased approximately 99% of our natural gas from Atmos Energy Marketing and M & B Gas Services.

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

($000)	2010	2009	2008
Operating Revenues
Regulated
External customers	45,676	64,479	58,219
Intersegment	3,441	3,427	4,019
Total regulated	49,117	67,906	62,238
Non-regulated
External customers	30,746	41,158	54,438
Eliminations for intersegment	(3,441)	(3,427)	(4,019)
Total operating revenues	76,422	105,637	112,657

Operating Expenses
Regulated
Purchased gas	20,518	39,138	33,493
Depreciation	3,823	3,737	4,053
Other	15,105	15,246	14,840
Total regulated	39,446	58,121	52,386
Non-regulated
Purchased gas	23,582	32,940	43,389
Depreciation	118	118	118
Other	3,813	5,092	5,119
Total non-regulated	27,513	38,150	48,626
Eliminations for intersegment	(3,441)	(3,427)	(4,019)
Total operating expenses	63,518	92,844	96,993

Other Income and Deductions, Net
Regulated	108	(50)	83
Non-regulated	—	4	—
Total other income and deductions	108	(46)	83

Interest Charges
Regulated	4,055	4,305	4,556
Non-regulated	114	223	214
Total interest charges	4,169	4,528	4,770

($000)	2010	2009	2008

Income Tax Expense
Regulated	2,008	1,949	2,022
Non-regulated	1,184	1,059	2,125
Total income tax expense	3,192	3,008	4,147

Net Income
Regulated	3,717	3,479	3,356
Non-regulated	1,935	1,732	3,474
Total net income	5,652	5,211	6,830

Assets
Regulated	164,871	154,297	163,952
Non-regulated	3,761	8,208	6,863
Total assets	168,632	162,505	170,815

Capital Expenditures
Regulated	5,275	8,422	5,564
Non-regulated	—	—	—
Total capital expenditures	5,275	8,422	5,564

(15)            Gas in Storage Inventory Adjustment

We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and then withdraw natural gas during the heating season to meet our customers’ needs.  We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records.

Fiscal 2009 storage field data suggested that an inventory adjustment was required related to a storage well that allowed natural gas to escape.  After analyzing the data, we recorded an adjustment of $1,350,000.  The adjustment was included in operation and maintenance expense in the 2009 Consolidated Statement of Income.

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

(16)           Sale of Property, Plant and Equipment

During 2009, we sold two surplus office buildings for $335,000, which resulted in us recording $156,000 of gains on the sales.  The gains are included in operation and maintenance expense in the 2009 Consolidated Statement of Income.

(17)	Share-Based Compensation

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

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 500,000 shares.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.  In February, 2010, we received authorization from the Kentucky Public Service Commission to issue shares pursuant to the Plan and in March, 2010, we registered the shares with the Securities and Exchange Commission.  As of June 30, 2010, no awards had been granted and no shares had been issued from the Plan.

In August, 2010, the Board of Directors of Delta Natural Gas Company, Inc. ratified and approved the recommendation of Delta's Corporate Governance and Compensation Committee to grant Stock Bonus Awards to all Delta's employees and Directors and Performance Share Awards to the Company's executive officers in accordance with Delta's Incentive Compensation Plan.  In August, 2010, 9,000 shares were awarded as a stock bonus, which had a grant date fair value of $264,000.  The Performance Share Awards will vest only if the performance objective of the awards is met which is based on the Company's fiscal 2011 audited earnings per share, before any cash bonuses or stock awards.  Subject to further limitations described in the Incentive Compensation Plan and the Notice of Performance Shares Award, all Performance Shares paid shall be in the form of Restricted Stock, which shall vest in 1/3 increments each year beginning on August 31, 2011, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such restriction period.  The maximum number of shares which would be issued under the performance award is 16,000 which had a grant date fair value of $469,000.

 (18)           Quarterly Financial Data (Unaudited)

The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

Quarter Ended	Operating Revenues	Operating Income (Loss)		Net Income (Loss)	Basic and Diluted Earnings (Loss) per Common Share

Fiscal 2010

September 30	$8,130,950	$40,540		$(563,004)	$(.17)
December 31	21,114,433	4,086,010		1,912,875.58
March 31	36,090,839	7,779,167		4,332,078	1.30
June 30	11,085,846	998,777		(30,132)	(.01)

Fiscal 2009

September 30	$18,108,090	$1,570,336		$273,215	$.08
December 31	33,957,969	3,313,510	(a)	1,229,004 (a)	.37 (a)
March 31	43,160,716	7,919,488		4,259,874	1.29
June 30	10,410,049	(10,134)		(551,364)	(.16)

(a)	We recorded a $1,350,000 non-recurring inventory adjustment at December 31, 2008 for our gas in storage, as discussed in Note 15 of the Notes to Consolidated Financial Statements.

SCHEDULE II

DELTA NATURAL GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 and 2008

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions

			Charged to
	Balance at	Charged to	Other	Amounts
	Beginning of	Costs and	Accounts –	Charged Off	Balance at
Description	Period	Expenses	Recoveries	Or Paid	End of Period

Deducted From the Asset to Which it Applies – Allowance for doubtful accounts for the years ended:

June 30, 2010	$819,000	$(163,088)	$71,866	$454,778	$273,000
June 30, 2009	465,000	830,588	67,803	544,391	819,000
June 30, 2008	300,000	599,345	64,139	498,484	465,000