Form 10-Q
period 2010-11-04
DELTA NATURAL GAS CO INC
filed 2010-11-04
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2010, Delta Natural Gas Company, Inc. had 3,349,873 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

OPERATING REVENUES	$10,016,478	$8,130,950	$78,307,596	$95,659,684

OPERATING EXPENSES
Purchased gas	$5,054,344	$3,484,168	$45,670,504	$63,238,703
Operation and maintenance	3,360,596	3,168,005	13,649,040	15,372,236
Depreciation and amortization	991,367	984,493	3,948,226	3,889,689
Taxes other than income taxes	375,723	453,744	1,941,422	1,895,651

Total operating expenses	$9,782,030	$8,090,410	$65,209,192	$84,396,279

OPERATING INCOME	$234,448	$40,540	$13,098,404	$11,263,405

OTHER INCOME AND DEDUCTIONS, NET	51,385	55,303	104,883	17,522

INTEREST CHARGES	1,016,031	1,045,860	4,139,364	4,427,550

NET INCOME (LOSS) BEFORE INCOME TAXES	$(730,198)	$(950,017)	$9,063,923	$6,853,377

INCOME TAX EXPENSE (BENEFIT)	(314,021)	(387,013)	3,265,278	2,478,866

NET INCOME (LOSS)	$(416,177)	$(563,004)	$5,798,645	$4,374,511

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(.12)	$(.17)	$1.74	$1.32

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,342,100	3,320,006	3,332,075	3,311,596

DIVIDENDS DECLARED PER COMMON SHARE	$.34	$.325	$1.315	$1.285

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,	September 30,
	2010	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$126,161	$4,639,145	$107,626
Accounts receivable, less accumulated allowances for doubtful accounts of $225,000, $273,000 and $669,000, respectively	4,271,627	4,727,631	3,699,947
Gas in storage, at average cost	10,916,877	6,205,731	13,004,542
Deferred gas costs	4,751,141	3,296,912	2,629,270
Materials and supplies, at average cost	513,281	536,416	577,794
Prepayments	3,692,984	3,640,979	6,815,614
Total current assets	$24,272,071	$23,046,814	$26,834,793

PROPERTY, PLANT AND EQUIPMENT	$206,047,421	$204,248,520	$200,399,504
Less-Accumulated provision for depreciation	(74,529,705)	(73,792,601)	(71,388,325)
Net property, plant and equipment	$131,517,716	$130,455,919	$129,011,179

OTHER ASSETS
Cash surrender value of life insurance	$465,363	$450,064	$432,752
Regulatory assets	12,404,656	12,115,436	11,364,201
Unamortized debt expense and other	2,542,618	2,564,187	2,648,411
Total other assets	$15,412,637	$15,129,687	$14,445,364

Total assets	$171,202,424	$168,632,420	$170,291,336

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	September 30,	June 30,	September 30,
	2010	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,643,552	$6,460,620	$5,332,896
Notes payable	2,837,398	—	9,595,840
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,296,597	1,263,755	1,271,726
Customers’ deposits	558,388	535,516	493,441
Accrued interest on debt	853,271	854,109	853,515
Accrued vacation	730,276	731,869	724,085
Deferred income taxes	1,539,679	1,059,912	724,768
Other	408,715	417,694	495,695
Total current liabilities	$16,067,876	$12,523,475	$20,691,966

LONG-TERM DEBT	$56,972,000	$57,112,000	$57,391,000

LONG-TERM LIABILITIES
Deferred income taxes	$33,459,228	$32,462,067	$30,633,770
Investment tax credits	107,100	113,900	136,850
Regulatory liabilities	1,580,622	1,664,139	1,517,776
Accrued pension	500,600	1,218,441	190,186
Asset retirement obligations and other	2,849,380	2,778,228	2,241,908
Total long-term liabilities	$38,496,930	$38,236,775	$34,720,490

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$111,536,806	$107,872,250	$112,803,456

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value), 20,000,000 shares authorized, 3,349,873, 3,334,856 and 3,323,385 shares outstanding at September 30, 2010, June 30, 2010 and September 30, 2009, respectively)	$3,349,873	$3,334,856	$3,323,385
Premium on common shares	45,325,774	44,881,401	44,590,761
Retained earnings	10,989,971	12,543,913	9,573,734
Total shareholders’ equity	$59,665,618	$60,760,170	$57,487,880

Total liabilities and shareholders’ equity	$171,202,424	$168,632,420	$170,291,336

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

COMMON SHARES
Balance, beginning of period	$3,334,856	$3,318,046	$3,323,385	$3,301,117
Issuance of common shares	6,017	5,339	17,488	22,268
Issuance of common shares under the Incentive Compensation Plan	9,000	—	9,000	—

Balance, end of period	$3,349,873	$3,323,385	$3,349,873	$3,323,385

PREMIUM ON COMMON SHARES
Balance, beginning of period	$44,881,401	$44,465,601	$44,590,761	$44,106,021
Issuance of common shares	165,505	125,160	456,145	484,740
Issuance of common shares under the Incentive Compensation Plan	254,970	—	254,970	—
Share-based compensation	23,898	—	23,898	—

Balance, end of period	$45,325,774	$44,590,761	$45,325,774	$44,590,761

RETAINED EARNINGS
Balance, beginning of period	$12,543,913	$11,215,535	$9,573,734	$9,454,081
Net income (loss)	(416,177)	(563,004)	5,798,645	4,374,511
Dividends declared on common shares
(See Consolidated Statements of
Income (Loss) for rates)	(1,137,765)	(1,078,797)	(4,382,408)	(4,254,858)

Balance, end of period	$10,989,971	$9,573,734	$10,989,971	$9,573,734

COMMON SHAREHOLDERS’ EQUITY
Balance, beginning of period	$60,760,170	$58,999,182	$57,487,880	$56,861,219
Net income (loss)	(416,177)	(563,004)	5,798,645	4,374,511
Issuance of common shares	171,522	130,499	473,633	507,008
Issuance of common shares under the Incentive Compensation Plan	263,970	—	263,970	—
Share-based compensation	23,898	—	23,898	—
Dividends on common shares	(1,137,765)	(1,078,797)	(4,382,408)	(4,254,858)

Balance, end of period	$59,665,618	$57,487,880	$59,665,618	$57,487,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(416,177)	$(563,004)	$5,798,645	$4,374,511
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,118,152	1,111,278	4,455,369	4,396,831
Provision for inventory adjustment	—	—	—	1,350,300
Deferred income taxes and investment tax credits	1,439,855	2,967,638	3,487,968	5,041,467
Other - net	(104,780)	(135,130)	(197,733)	(373,565)
Change in cash surrender value of officers' life insurance	(15,299)	(20,091)	(24,037)	11,560
Share-based compensation	287,868	—	287,868	—
Decrease (increase) in assets	(6,123,758)	(7,469,328)	1,398,633	20,428,954
Increase (decrease) in liabilities	(614,558)	972,154	1,100,664	(8,860,213)

Net cash provided by (used in) operating activities	$(4,428,697)	$(3,136,483)	$16,307,377	$26,369,845

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,361,259)	$(1,693,479)	$(5,942,254)	$(7,710,370)
Proceeds from sale of property, plant and equipment	53,920	28,560	187,310	203,941
Other	491,897	—	552,319	60,000

Net cash used in investing activities	$(1,815,442)	$(1,664,919)	$(5,202,625)	$(7,446,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(1,137,765)	$(1,078,797)	$(4,382,408)	$(4,254,858)
Issuance of common shares	171,522	130,499	473,633	507,008
Repayment of long-term debt	(140,000)	(208,000)	(419,000)	(851,000)
Borrowings on bank line of credit	3,324,757	11,338,876	17,191,438	54,029,312
Repayments of bank line of credit	(487,359)	(5,396,139)	(23,949,880)	(69,131,806)

Net cash provided by (used in) financing activities	$1,731,155	$4,786,439	$(11,086,217)	$(19,701,344)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(4,512,984)	$(14,963)	$18,535	$(777,928)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,639,145	122,589	107,626	885,554

CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,161	$107,626	$126,161	$107,626

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations

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

All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three and twelve months ended September 30, 2010 and 2009 are included.  All such adjustments are accruals of a normal and recurring nature, other than the inventory adjustment (as discussed in Note 11 of the Notes to Consolidated Financial Statements) to adjust our gas in storage during the twelve months ended September 30, 2009.

The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.  Twelve month ended financial information is provided for additional information only.

The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

	September 30,	June 30,	September 30,
($000)	2010	2010	2009

Trust assets	400	373	310

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

	September 30,
	2010
	Carrying	Fair
($000)	Amount	Value

7% Debentures	19,435	19,063
5.75% Insured Quarterly Notes	38,737	34,360

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

Unbilled revenues and gas costs include the following:

	September 30,	June 30,	September 30,
(000)	2010	2010	2009

Unbilled revenues ($)	1,242	1,120	1,423
Unbilled gas costs ($)	434	333	593
Unbilled volumes (Mcf)	58	53	65

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(6)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30 include the following:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2010	2009	2010	2009

Service cost	234	182	780	689
Interest cost	213	214	854	822
Expected return on plan assets	(269)	(238)	(984)	(996)
Amortization of unrecognized net loss	125	124	498	287
Amortization of prior service cost	(21)	(22)	(86)	(86)
Net periodic benefit cost	282	260	1,062	716

In August, 2010 we made a $1,000,000 discretionary contribution to our defined benefit plan. No additional contributions are expected for fiscal 2011.

(7)	Notes Payable

The current bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $2,837,000 and $9,596,000 were borrowed having a weighted average interest rate of 1.8% as of September 30, 2010 and September 30, 2009, respectively.  As of June 30, 2010 all of the bank line of credit was available.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%, and the annual cost of the unused bank line of credit is .125%.

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

The Kentucky Department of Revenue has assessed Delta Resources $5,193,000, which includes $2,759,000 in taxes, $1,852,000 in penalties and $582,000 in interest for failure to collect and remit a 3% Utility Gross Receipts License tax for the period July, 2005 through July, 2010.  The tax is a 3% license tax levied on the gross billing by a utility and is passed through to its customers. Case law in the state of Kentucky and opinions issued by the State Attorney General support that the Utility Gross Receipts License Tax is applicable only to regulated utilities.  Since Delta Resources is a natural gas marketer and not a utility regulated by the Kentucky Public Service Commission, we believe Delta Resources is exempt from the tax.  We have protested the assessment, but cannot currently predict the outcome of the protest.  As of September 30, 2010, we have not accrued any amounts related to the contingency.

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

Although the Kentucky Department of Revenue has not asserted a claim for the tax periods after July, 2010 or interest accrued subsequent to August, 2010 we have calculated that potential future unasserted liabilities approximate $73,000.

We are not a party to any material pending legal proceedings.

We have entered into forward purchase agreements beginning in November, 2010 and expiring at various dates through December, 2011.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  The remaining aggregate minimum purchase obligations for these agreements are $105,000 and $60,000 for our fiscal years ended June 30, 2011 and 2012, respectively.

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

On April 23, 2010, we filed a request for increased base rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requested an annual revenue increase of approximately $5,315,000, an increase of 11.5%.  The rate case utilized a test year of the twelve months ended December 31, 2009 and requested a return on common equity of 12.0%.

On October 21, 2010, the Kentucky Public Service Commission issued an order in the general rate case increasing our base rates to provide an additional $3,291,000 in annual revenues based upon a 10.4% allowed return on common equity. A majority of the increase is allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues will be less dependent on customer usage and should occur more evenly throughout the year. The increased base rates are effective for service rendered on and after October 22, 2010.

In addition to the increased base rates, the order approved our increased depreciation rates filed with the rate case, our pipe replacement program and a change to our gas cost recovery clause.  Our pipe replacement program will allow us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  Additionally, the order approved a change to our gas cost recovery clause to include the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery rate.

(10)	Operating Segments

Our Company has two segments:  (i) a regulated natural gas distribution, transmission and storage segment and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing and production.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky.  Virtually all of the revenue recorded under both segments comes from the distribution or transportation of natural gas. Price risk for the regulated segment is mitigated through our gas cost recovery clause, reviewed quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand.  However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes of our non-regulated companies.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2010.  Intersegment revenues and expenses consist of intercompany revenues and expenses from intercompany gas transportation services. Intersegment transportation revenues and expenses are recorded at our tariff rates.  Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:
	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2010	2009	2010	2009
Operating Revenues
Regulated
External customers	4,866	5,266	45,278	63,094
Intersegment	667	553	3,555	3,218
Total regulated	5,533	5,819	48,833	66,312

Non-regulated
External customers	5,150	2,865	33,030	32,566

Eliminations for intersegment	(667)	(553)	(3,555)	(3,218)
Total operating revenues	10,016	8,131	78,308	95,660

Net Income (Loss)
Regulated	(559)	(822)	3,980	3,117
Non-regulated	143	259	1,819	1,258
Total net income (loss)	(416)	(563)	5,799	4,375

(11)	Gas In Storage Inventory Adjustment

We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs.  We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records.

Fiscal 2009 storage field data suggested that an inventory adjustment was required related to a storage well that allowed natural gas to escape.  After analyzing the data, we recorded an adjustment of $1,350,000.  The adjustment was included in operation and maintenance expense in the Consolidated Statement of Income for the twelve months ended September 30, 2009.

In March, 2009, we filed an insurance claim for $1,350,000 relating to the escaped gas.  The external consultant engaged by the insurance company to review our claim has challenged our right to recover the full amount of the claim. We disagreed with those findings and provided a rebuttal with additional data to the insurance company.  We cannot predict the amount of any insurance proceeds, and thus we have not recorded any insurance recovery asset in the accompanying consolidated financial statements.  To the extent recovery becomes probable, we will evaluate recognition of an appropriate asset at that time.  Our recent rate case requested recovery through rates of Delta's unreimbursed gas loss related to this adjustment.  In the order issued by the Kentucky Public Service Commission for our rate case (as further discussed in Note 9 of the Notes to Consolidated Financial Statements), recovery of such unreimbursed gas loss was not allowed.

(12)           Earnings per Share

Basic earnings per share represents the net income (loss) for a period divided by the weighted average common shares outstanding for the same time period, as shown on the accompanying consolidated income statements.  Certain awards under our shareholder approved incentive compensation plan have all the rights of a shareholder of Delta Natural Gas Company, Inc. which includes a right to dividends declared on common shares.  Therefore, any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were no such shares outstanding for any of the periods presented in the accompanying financial statements.  As of September 30, 2010, 16,000 unvested performance shares were outstanding and are not dilutive as the underlying performance condition has not yet been satisfied.  As a result, our basic earnings (loss) per common share and our diluted earnings (loss) per common share are the same.

(13)	Share-Based Compensation

In November, 2009, our shareholders adopted and approved the Delta Natural Gas Company, Inc. Incentive Compensation Plan (the “Plan”), which was previously approved by our Board of Directors in August, 2009.  The Plan provides for incentive compensation payable in shares of our common stock. The Plan, which became effective on January 1, 2010, is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and outside directors who shall be eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 500,000 shares.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation is recorded based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of the shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises which is generally the later of the board approval date or the date the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met.

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2010	2009	2010	2009

Share-based compensation expense	288	—	288	—

The cumulative compensation expense recognized for share-based compensation exceeds the tax deductions allowed on our income tax returns. An immaterial tax deficiency was recognized in income tax expense for the three and twelve months ended September 30, 2010 which increased our taxes payable.

Stock Bonus

In August, 2010, 9,000 shares of common stock were awarded to virtually all of Delta’s employees and Directors in accordance with Delta’s Incentive Compensation Plan.  The awards had a grant date fair value of $264,000 or $29.33 per share. The recipients of the stock bonus award vested in the award shortly after the award was granted, but during the time between the vesting date and the grant date the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock bonus award were immediately transferable.

Performance Shares

In August, 2010, performance shares were awarded to the Company's executive officers in accordance with Delta's Incentive Compensation Plan. The performance share awards will vest only if the performance objective of the awards is met, which is based on the Company's fiscal 2011 audited earnings per share, before any cash bonuses or stock awards.  Subject to further limitations described in the Incentive Compensation Plan and the Notice of Performance Shares Award, all Performance Shares paid shall be in the form of unvested shares, which contain a service condition where a recipient of the award shall vest in 1/3 increments each year beginning on August 31, 2011, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period.  The maximum number of shares which would be issued under the performance awards is 16,000 which have a grant date fair value of $469,000 ($29.33 per share).  For the three and twelve months ended September 30, 2010, $24,000 of compensation expense has been recognized for the awards.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition. Compensation expense is amortized over the vesting period of the individual award based on the probable outcome of meeting the performance objective. The probable outcome of the performance objective is evaluated at each balance sheet date and this evaluation can result in upward or downward revisions of amounts previously recognized until the actual outcome of the performance objective is known for the June 30, 2011 balance sheet date.

To the extent the performance condition is satisfied during the first year of the vesting period, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards.  The holder becomes vested as a result of certain events such as death or disability of the holder.  Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at September 30, 2010 is 2.9 years.  Holders of performance shares may not sell, transfer, or pledge their shares until the shares vest.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares (1)	Weighted-average grant date fair value

Unvested awards at June 30, 2010	—	$ —
Granted	16,000	29.33
Vested	—	—
Forfeited	—	—
Unvested awards at September 30, 2010	16,000	$ 29.33

(1)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2010 OVERVIEW AND FUTURE OUTLOOK

For the three months ended September 30, 2010, there was a consolidated net loss per share of $.12 compared with a net loss of $.17 per share for the three months ended September 30, 2009. The decrease in net loss is due to a decrease in the net loss for our regulated segment, partially offset by a decrease in net income for our non-regulated segment.

The results for the year ended June 30, 2011 should be significantly impacted by the new base rates approved by the Kentucky Public Service Commission (as further discussed in Note 9 of the Notes to Consolidated Financial Statements).  The new base rates are effective October 22, 2010, and are designed to annually generate an additional $3,291,000 of revenues. Our 2011 results will also be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service. The regulated segment’s largest expense is gas supply, which we are permitted to pass through to our customers.  We control remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other customers and the market prices of natural gas, all of which are out of our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2011.  If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets.  Notes payable were $2,837,000 and $9,596,000 at September 30, 2010 and September 30, 2009, respectively.  There were no borrowings outstanding on the bank line of credit as of June 30, 2010.  Notes payable decreased to $2,837,000 at September 30, 2010 compared to $9,596,000 at September 30, 2009 due to cash provided by operations exceeding cash used in capital expenditures.  Our liquidity is impacted by the fact that we sometimes generate internally only a portion of the cash necessary for our capital expenditure requirements.  We made capital expenditures of $2,361,000 and $5,942,000 during the three and twelve months ended September 30, 2010, respectively.  In periods when cash provided by operating activities is not sufficient to meet our capital requirements, we finance the balance of our capital expenditures on an interim basis through the bank line of credit.  When we have no borrowings outstanding on our bank line of credit, excess cash is invested in overnight repurchase agreements.  Through BB&T we purchase U.S. Treasury or Federal Agency securities with a contractual agreement to sell back the securities the next day.

Long-term debt decreased to $56,972,000 at September 30, 2010, compared with $57,112,000 at June 30, 2010 and $57,391,000 at September 30, 2009.  The decreases resulted from the limited redemption made by certain holders or their beneficiaries as allowed by the Debentures and Insured Quarterly Notes.

Cash and cash equivalents were $126,000 at September 30, 2010, as compared with $4,639,000 at June 30, 2010 and $108,000 at September 30, 2009.  The changes in cash and cash equivalents are summarized in the following table:

	Three Months Ended		Twelve Months Ended
	September 30,		September 30,
($000)	2010	2009	2010	2009

Provided by (used in) operating activities	(4,429)	(3,136)	16,307	26,369
Used in investing activities	(1,815)	(1,665)	(5,202)	(7,446)
Provided by (used in) financing activities	1,731	4,786	(11,086)	(19,701)
Increase (decrease) in cash and cash equivalents	(4,513)	(15)	19	(778)

For the three months ended September 30, 2010, cash used in operating activities increased $1,293,000 (41%).  Cash paid for natural gas increased $3,954,000 due to increases in both the cost of gas purchased and the quantities purchased. The increase was partially offset by an $1,997,000 increase in cash received from customers due to increases in both sales prices and volumes sold.

For the twelve months ended September 30, 2010, cash provided by operating activities decreased $10,062,000 (38%).  Cash received from customers decreased $24,158,000 due to decreased sales prices and the timing of collections on our customer accounts receivable.  The decrease was partially offset by a $6,943,000 decrease in the cost of natural gas purchased, a $3,210,000 decrease in cash paid for income taxes due to an income tax refund resulting from a method change that reduced our capitalization of expenses for income tax purposes and a $1,500,000 decrease in elective contributions made to our defined benefit plan.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the three and twelve months ended September 30, 2010, cash provided by financing activities decreased $3,055,000 and $8,615,000, respectively, due to decreased borrowings on the bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. Additionally, during fiscal 2011 we plan to construct a facility that will process and remove certain liquids from our natural gas.  We expect our capital expenditures for fiscal 2011 to be approximately $7.7 million.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit.  Our current available line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $2,837,000 was borrowed at September 30, 2010.  The current bank line of credit extends through June 30, 2011.

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

On April 23, 2010, we filed a request for increased rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requested an annual revenue increase of approximately $5,315,000, an increase of 11.5%.  The rate case utilized a test year of the twelve months ended December 31, 2009 and requested a return on common equity of 12.0%.

On October 21, 2010, the Kentucky Public Service Commission issued an order in the general rate case increasing our base rates to provide an additional $3,291,000 in annual revenues based upon a 10.4% allowed return on common equity. A majority of the increase was allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues will be less dependent on customer usage and should occur more evenly throughout the year. The increased rates are effective for service rendered on and after October 22, 2010.

In addition to the increased base rates, the order approved our increased depreciation rates filed with the rate case, our pipe replacement program and a change to our gas cost recovery clause.  Our pipe replacement program will allow us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory relocation of facilities.  Additionally, the order approved a change to our gas cost recovery clause to include the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery rate.

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

In the following table we set forth variations in our gross margins for the three and twelve months ended September 30, 2010 compared with the same periods in the preceding year.  The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions.  These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2010 compared to 2009
	Three Months	Twelve Months
	Ended	Ended
($000)	September 30,	September 30,

Increase (decrease) in regulated gross margins
Regulated segment
Gas sales	6	(213)
On-system transportation	76	378
Off-system transportation	63	143
Other	(9)	(38)
Intersegment elimination (a)	(114)	(337)
Total	22	(67)
Non-regulated segment
Gas sales	183	(125)
Other	(4)	71
Intersegment elimination (a)	114	337
Total	293	283

Increase in consolidated gross margins	315	216

Percentage increase (decrease) in volumes
Regulated segment
Gas sales	(9)	—
On-system transportation	16	14
Off-system transportation	8	—
Non-regulated segment
Gas sales	79	37

(a)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 104% of normal thirty year average temperatures for the twelve months ended September 30, 2010 as compared with 101% of normal temperatures in the similar period for 2009.  A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended September 30, 2010, consolidated gross margins increased $315,000 (7%) due to increased non-regulated and regulated gross margins of $293,000 (29%) and $22,000 (1%), respectively.  Our non-regulated gross margins increased due to a 79% increase in volumes sold partially offset by a 4% increase in the cost of gas.

For the twelve months ended September 30, 2010, consolidated gross margins increased $216,000 (1%) due to increased non-regulated gross margins of $283,000 (4%).  Our non-regulated gross margins increased due to a 37% increase in volumes sold offset by a decrease in sales prices.

Operation and Maintenance

For the three months ended September 30, 2010, operation and maintenance increased $193,000 (6%) due to expense recognized for share-based compensation payment awards (as further discussed in Note 13 of the Notes to Consolidated Financial Statements).

For the twelve months ended September 30, 2010, operation and maintenance decreased $1,723,000 (11%). The decrease was primarily due to an inventory adjustment for our gas in storage recorded in the prior year ($1,350,000, as further discussed in Note 11 of the Notes to Consolidated Financial Statements) and decreased uncollectible expense ($845,000) partially offset by increased employee benefit expense ($396,000) and share-based compensation ($288,000).

Taxes Other Than Income Taxes

For the three months ended September 30, 2010, taxes other than income taxes decreased $78,000 (17%) due to a decrease in property tax expense.

Income Tax Expense (Benefit)

For the three and twelve months ended September 30, 2010, income tax expense (benefit) changed as a result of corresponding changes in net income (loss) before income taxes.

Basic and Diluted Earnings Per Common Share

For the three and twelve months ended September 30, 2010, our basic earnings (loss) per common share changed as a result of changes in net income (loss) and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Certain awards under our shareholder approved incentive compensation plan have all the rights of a shareholder of Delta Natural Gas Company, Inc. which includes a right to dividends declared on common shares. Therefore, any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were no such shares outstanding for any of the periods presented in the accompanying financial statements.  As of September 30, 2010, 16,000 unvested performance shares were outstanding and are not dilutive as the underlying performance condition has not yet been satisfied.  As a result, our basic earnings (loss) per common share and our diluted earnings (loss) per common share are the same.

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

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  The balance on our bank line of credit was $2,837,000 and $9,596,000 on September 30, 2010 and September 30, 2009, respectively.  There were no borrowings outstanding on our bank line of credit as of June 30, 2010.  The weighted average interest rate on our bank line of credit was 1.8% on September 30, 2010 and September 30, 2009.  Based on the amounts of our outstanding bank line of credit on September 30, 2010 and September 30, 2009, a one percent (one hundred basis point) increase in our average interest rate would decrease our annual pre-tax net income by $28,000 and $96,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: November 4, 2010	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)