Form 10-Q
period 2011-02-03
DELTA NATURAL GAS CO INC
filed 2011-02-03
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of December 31, 2010, Delta Natural Gas Company, Inc. had 3,356,646 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009

OPERATING REVENUES	$23,756,304	$21,114,433	$33,772,782	$29,245,383	$80,949,467	$82,816,149

OPERATING EXPENSES
Purchased gas	$13,316,740	$12,298,555	$18,371,084	$15,782,724	$46,688,688	$51,455,406
Operation and maintenance	3,388,416	3,261,750	6,749,012	6,429,754	13,775,707	13,478,337
Depreciation and amortization	1,284,852	982,360	2,276,219	1,966,853	4,250,719	3,910,666
Taxes other than income taxes	484,124	485,758	859,847	939,502	1,939,788	1,935,834

Total operating expenses	$18,474,132	$17,028,423	$28,256,162	$25,118,833	$66,654,902	$70,780,243

OPERATING INCOME	$5,282,172	$4,086,010	$5,516,620	$4,126,550	$14,294,565	$12,035,906

OTHER INCOME AND DEDUCTIONS, NET	55,027	26,187	106,413	81,489	133,723	122,327

INTEREST CHARGES	1,035,964	1,065,162	2,051,996	2,111,022	4,110,166	4,228,501

NET INCOME BEFORE INCOME TAXES	$4,301,235	$3,047,035	$3,571,037	$2,097,017	$10,318,122	$7,929,732

INCOME TAX EXPENSE	1,607,211	1,134,160	1,293,190	747,146	3,738,329	2,871,352

NET INCOME	$2,694,024	$1,912,875	$2,277,847	$1,349,871	$6,579,793	$5,058,380

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$.80	$.58	$.68	$.41	$1.97	$1.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,351,890	3,324,637	3,346,584	3,322,169	3,338,745	3,316,931

DIVIDENDS DECLARED PER COMMON SHARE	$.34	$.325	$.68	$.65	$1.33	$1.29

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,	December 31,
	2010	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$201,851	$4,639,145	$138,146
Accounts receivable, less accumulated allowances for doubtful accounts of $113,000, $273,000 and $495,000, respectively	15,188,720	4,727,631	12,653,512
Gas in storage, at average cost	8,551,342	6,205,731	10,978,247
Deferred gas costs	4,116,310	3,296,912	1,573,758
Materials and supplies, at average cost	626,409	536,416	525,775
Prepayments	2,274,114	3,640,979	5,374,954
Total current assets	$30,958,746	$23,046,814	$31,244,392

PROPERTY, PLANT AND EQUIPMENT	$207,548,871	$204,248,520	$201,406,820
Less-Accumulated provision for depreciation	(75,644,496)	(73,792,601)	(72,174,115)
Net property, plant and equipment	$131,904,375	$130,455,919	$129,232,705

OTHER ASSETS
Cash surrender value of life insurance	$482,159	$450,064	$440,746
Regulatory assets	12,525,373	12,115,436	11,400,086
Unamortized debt expense and other	2,581,779	2,564,187	2,667,245
Total other assets	$15,589,311	$15,129,687	$14,508,077

Total assets	$178,452,432	$168,632,420	$174,985,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	December 31,	June 30,	December 31,
	2010	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,253,951	$6,460,620	$6,292,716
Notes payable	7,035,666	—	12,015,728
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	1,552,101	1,263,755	1,475,910
Customers’ deposits	712,602	535,516	641,019
Accrued interest on debt	855,281	854,109	854,190
Accrued vacation	607,825	731,869	612,652
Deferred income taxes	1,244,036	1,059,912	270,866
Other	393,442	417,694	522,249
Total current liabilities	$20,854,904	$12,523,475	$23,885,330

LONG-TERM DEBT	$56,961,006	$57,112,000	$57,259,000

LONG-TERM LIABILITIES
Deferred income taxes	$33,756,505	$32,462,067	$31,058,562
Investment tax credits	100,300	113,900	129,200
Regulatory liabilities	1,553,084	1,664,139	1,419,468
Accrued pension	782,759	1,218,441	450,278
Asset retirement obligations and other	2,983,421	2,778,228	2,346,190
Total long-term liabilities	$39,176,069	$38,236,775	$35,403,698

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$116,991,979	$107,872,250	$116,548,028

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value, 20,000,000 shares
authorized; 3,356,646, 3,334,856 and 3,327,573
shares outstanding at December 31, 2010,
June 30, 2010 and December 31, 2009,
respectively)	$3,356,646	$3,334,856	$3,327,573
Premium on common shares	45,559,006	44,881,401	44,703,270
Retained earnings	12,544,801	12,543,913	10,406,303
Total shareholders’ equity	$61,460,453	$60,760,170	$58,437,146

Total liabilities and shareholders’ equity	$178,452,432	$168,632,420	$174,985,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

COMMON SHARES
Balance, beginning of period	$3,334,856	$3,318,046	$3,327,573	$3,307,446
Issuance of common shares	12,790	9,527	20,073	20,127
Issuance of common shares under the incentive compensation plan	9,000	—	9,000	—

Balance, end of period	$3,356,646	$3,327,573	$3,356,646	$3,327,573

PREMIUM ON COMMON SHARES
Balance, beginning of period	$44,881,401	$44,465,601	$44,703,270	$44,244,428
Issuance of common shares	362,890	237,669	541,021	458,842
Issuance of common shares under the incentive compensation plan	254,970	—	254,970	—
Share-based compensation	59,745	—	59,745	—

Balance, end of period	$45,559,006	$44,703,270	$45,559,006	$44,703,270

RETAINED EARNINGS
Balance, beginning of period	$12,543,913	$11,215,535	$10,406,303	$9,626,143
Net income	2,277,847	1,349,871	6,579,793	5,058,380
Dividends on common shares (See Consolidated Statements of Income for rates)	(2,276,959)	(2,159,103)	(4,441,295)	(4,278,220)

Balance, end of period	$12,544,801	$10,406,303	$12,544,801	$10,406,303

SHAREHOLDERS’ EQUITY
Balance, beginning of period	$60,760,170	$58,999,182	$58,437,146	$57,178,017
Net income	2,277,847	1,349,871	6,579,793	5,058,380
Issuance of common shares	375,680	247,196	561,094	478,969
Issuance of common shares under the incentive compensation plan	263,970	—	263,970	—
Share-based compensation	59,745	—	59,745	—
Dividends on common shares	(2,276,959)	(2,159,103)	(4,441,295)	(4,278,220)

Balance, end of period	$61,460,453	$58,437,146	$61,460,453	$58,437,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,277,847	$1,349,871	$6,579,793	$5,058,380
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	2,523,991	2,220,423	4,752,061	4,417,807
Deferred income taxes and investment tax credits	1,404,417	2,900,085	3,520,081	3,819,321
Other – net	(111,874)	(264,770)	(70,003)	(370,812)
Change in cash surrender value of officer’s life insurance	(32,095)	(28,085)	(32,839)	(55,806)
Share-based compensation	323,715	—	323,715	—
Decrease (increase) in assets	(12,719,426)	(11,895,946)	(741,298)	21,099,404
Increase (decrease) in liabilities	557,601	2,558,305	686,673	(5,699,587)

Net cash provided by (used in) operating activities	$(5,775,824)	$(3,160,117)	$15,018,183	$28,268,707

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(4,169,186)	$(2,969,045)	$(6,508,913)	$(7,349,706)
Proceeds from sale of property, plant and equipment	92,426	94,001	160,373	194,560
Other	431,897	(60,000)	552,319	(60,000)
Net cash used in investing activities	$(3,644,863)	$(2,935,044)	$(5,796,221)	$(7,215,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(2,276,959)	$(2,159,103)	$(4,441,295)	$(4,278,220)
Issuance of common shares	375,680	247,196	561,094	478,969
Repayment of long-term debt	(150,994)	(340,000)	(297,994)	(804,000)
Borrowing on bank line of credit	15,895,021	21,694,291	19,406,287	42,286,126
Repayment of bank line of credit	(8,859,355)	(13,331,666)	(24,386,349)	(58,923,153)

Net cash provided by (used in) financing activities	$4,983,393	$6,110,718	$(9,158,257)	$(21,240,278)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(4,437,294)	$15,557	$63,705	$(186,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,639,145	122,589	138,146	324,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,851	$138,146	$201,851	$138,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations

Delta Natural Gas Company, Inc. (“Delta” or “the Company”) distributes or transports natural gas to approximately 37,000 customers.  Our distribution and transmission systems are located in central and southeastern Kentucky and we own and operate an underground storage field in southeastern Kentucky.  We transport natural gas to our industrial customers who purchase their gas in the open market.  We also transport natural gas on behalf of local producers and customers not on our distribution system.  We have three wholly-owned subsidiaries.  Delta Resources, Inc. (“Delta Resources”) buys gas and resells it to industrial or other large use customers on Delta’s system. Delgasco, Inc. buys gas and resells it to Delta Resources, Inc. and to customers not on Delta’s system.  Enpro, Inc. owns and operates production properties and undeveloped acreage.

(2)	Basis of Presentation

All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three, six and twelve months ended December 31, 2010 and 2009 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the periods ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.  Twelve month ended financial information is provided for additional information only.

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

	December 31,	June 30,	December 31,
($000)	2010	2010	2009

Trust assets	489	373	378

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

	December 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

7% Debentures	19,435	18,567	19,510	18,414
5.75% Insured Quarterly Notes	38,726	33,657	38,949	33,268

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

Unbilled revenues and gas costs include the following:

	December 31,	June 30,	December 31,
(000)	2010	2010	2009

Unbilled revenues ($)	7,897	1,120	6,410
Unbilled gas costs ($)	4,489	333	3,669
Unbilled volumes (Mcf)	727	53	550

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(6)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended December 31 include the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2010	2009	2010	2009	2010	2009

Service cost	235	182	469	364	833	702
Interest cost	213	214	427	427	854	833
Expected return on plan assets	(269)	(238)	(539)	(476)	(1,016)	(982)
Amortization of unrecognized net loss	125	124	250	248	499	357
Amortization of prior service cost	(22)	(22)	(43)	(43)	(86)	(86)
Net periodic benefit cost	282	260	564	520	1,084	824

In August, 2010, we made a $1,000,000 discretionary contribution to our defined benefit plan.  No additional contributions are expected for fiscal 2011.

(7)	Notes Payable

The current bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $7,036,000 and $12,016,000 were borrowed having weighted average interest rates of 1.8% and 1.7% as of December 31, 2010 and December 31, 2009, respectively.  As of June 30, 2010, all of the bank line of credit was available.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%, and the annual cost of the unused bank line of credit is .125%.

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

We have entered into individual employment agreements with our five officers. The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.5 million would be paid in addition to continuation of specified benefits for up to five years.

The Kentucky Department of Revenue has assessed Delta Resources $5,193,000, which includes $2,759,000 in taxes, $1,852,000 in penalties and $582,000 in interest for failure to collect and remit a 3% Utility Gross Receipts License tax for the period July, 2005 through July, 2010.  The tax is a 3% license tax levied on the gross billing by a utility and is passed through to its customers. Case law in the state of Kentucky and opinions issued by the State Attorney General support that the Utility Gross Receipts License Tax is applicable only to regulated utilities.  Since Delta Resources is a natural gas marketer and not a utility regulated by the Kentucky Public Service Commission, we believe Delta Resources is exempt from the tax.  We have protested the assessment, but cannot currently predict the outcome of the protest.  As of December 31, 2010, we have not accrued any amounts related to the contingency.

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

Although the Kentucky Department of Revenue has not asserted a claim for the tax periods after July, 2010 or interest accrued subsequent to August, 2010, we have calculated that unasserted liabilities approximate $189,000.

In January, 2011 we filed a lawsuit in the Clark County, Kentucky Circuit Court against Chartis Insurance seeking recovery of an insurance claim filed by us with Chartis Insurance in March, 2009.  The claim sought reimbursement of $1,350,000 related to gas that escaped from our underground storage field during 2007.  During such time we had a policy with Chartis Insurance to insure the natural gas which is stored in the underground storage field, and we believe the policy was designed to cover such a loss.  Chartis Insurance has not reimbursed us for our loss, as the external consultant engaged by Chartis Insurance has challenged our right to recover under the policy.  We are unable to predict the outcome of this legal proceeding.

We are not a party to any additional material pending legal proceeding.

We have entered into forward purchase agreements beginning in November, 2010 and expiring at various dates through December, 2011.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  The remaining aggregate minimum purchase obligations for these agreements are $88,000 and $45,000 for our fiscal years ended June 30, 2011 and 2012, respectively.

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

The Kentucky Public Service Commission approved increased base rates in this general rate case to provide an additional $3,513,000 in annual revenues based upon a 10.4% allowed return on common equity and a $1,770,000 increase in annual depreciation expense.  A majority of the increase was allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues will be less dependent on customer usage and should occur more evenly throughout the year. The increased base rates were effective for service rendered on and after October 22, 2010.

In addition to the increased base rates, our pipe replacement program and a change to our gas cost recovery clause were approved.  Our pipe replacement program allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  The change to our gas cost recovery clause provides recovery of the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery adjustment.

(10)	Operating Segments

Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing and production.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky.  Virtually all of the revenue recorded under both segments comes from the distribution or transportation of natural gas. Price risk for the regulated segment is mitigated through our gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand.  However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to price risk resulting from changes in the market price of gas and uncommitted gas volumes for our non-regulated companies.

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

Segment information is shown below for the periods:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2010	2009	2010	2009	2010	2009
Operating Revenues
Regulated
External customers	15,247	13,807	20,114	19,072	46,717	54,724
Intersegment	1,028	866	1,695	1,419	3,717	3,113
Total regulated	16,275	14,673	21,809	20,491	50,434	57,837

Non-regulated
External customers	8,509	7,307	13,659	10,173	34,232	28,092

Eliminations for intersegment	(1,028)	(866)	(1,695)	(1,419)	(3,717)	(3,113)
Total operating revenues	23,756	21,114	33,773	29,245	80,949	82,816

Net Income
Regulated	2,132	1,552	1,572	730	4,560	3,798
Non-regulated	562	361	706	620	2,020	1,260
Total net income	2,694	1,913	2,278	1,350	6,580	5,058

(11)           Earnings per Share

Basic earnings per share represents the net income for a period divided by the weighted average common shares outstanding for the same time period, as shown on the accompanying Consolidated Statements of Income.  Certain awards under our shareholder approved incentive compensation plan have all the rights of a shareholder of Delta Natural Gas Company, Inc. which includes a right to dividends declared on common shares.  Therefore, any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were no such shares outstanding for any of the periods presented in the accompanying financial statements.  As of December 31, 2010, 16,000 unvested performance shares were outstanding and are not dilutive as the underlying performance condition has not yet been satisfied.  As a result, our basic earnings per common share and our diluted earnings per common share are the same.

(12)	Share-Based Compensation

In November, 2009, our shareholders adopted and approved the Delta Natural Gas Company, Inc. Incentive Compensation Plan (the “Plan”), which was previously approved by our Board of Directors in August, 2009.  The Plan provides for incentive compensation payable in shares of our common stock.  The Plan, which became effective on January 1, 2010, is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and directors that are eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

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

	Three Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
($000)	2010	2009	2010	2009	2010	2009

Share-based compensation expense	36	—	324	—	324	—

The cumulative compensation expense recognized for share-based compensation exceeds the tax deductions allowed on our income tax returns.  An immaterial tax deficiency was recognized in income tax expense for the six and twelve months ended December 31, 2010, which increased our taxes payable.

In August, 2010, 9,000 shares of common stock were awarded to virtually all of Delta’s employees and directors in accordance with the Plan.  The awards had a grant date fair value of $264,000 or $29.33 per share.  The recipients vested in the award shortly after the award was granted, but during the time between the vesting date and the grant date the shares awarded were not transferable by the holders.  Once the shares were vested, the shares were immediately transferable.

In August, 2010, performance shares were awarded to the Company's executive officers in accordance with the Plan.  The performance share awards will vest only if the performance objective of the awards is met, which is based on the Company's fiscal 2011 audited earnings per share, before any cash bonuses or stock awards.  Subject to further limitations described in the Incentive Compensation Plan and the Notice of Performance Shares Award, all Performance Shares paid shall be in the form of unvested shares, which contain a service condition where a recipient of the award shall vest in one-third increments each year beginning on August 31, 2011, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period.  The maximum which would be issued under the performance awards is 16,000 shares, which have a grant date fair value of $469,000 ($29.33 per share).  Compensation expense of $36,000, $60,000 and $60,000 has been recognized for the awards for the three, six and twelve months ended December 31, 2010, respectively.

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

To the extent the performance condition is satisfied during the first year of the vesting period, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards.  The holder becomes vested as a result of certain events such as death or disability of the holder.  Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at December 31, 2010 is 2.7 years.  Holders of performance shares may not sell, transfer, or pledge their shares until the shares vest.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares		Weighted-average grant date fair value

Unvested awards at June 30, 2010	—		$ —
Granted	16,000	(1)	$ 29.33
Vested	—		—
Forfeited	—		—
Unvested awards at December 31, 2010	16,000		$ 29.33

(1)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2010 OVERVIEW AND FUTURE OUTLOOK

For the six months ended December 31, 2010, consolidated net income per share of $.68 increased $.27 per share as compared to the $.41 net income per share for the six months ended December 31, 2009.  The increase is attributable to increases in both our regulated segment’s and non-regulated segment's gross margins.

The results for the year ended June 30, 2011 should be significantly impacted by the new base rates approved by the Kentucky Public Service Commission (as further discussed in Note 9 of the Notes to Consolidated Financial Statements).  The new base rates were effective October 22, 2010, and are designed to annually generate an additional $3,513,000 of revenues. Our 2011 results will also be dependent on the winter weather and the extent to which our customers choose to conserve their natural gas usage or discontinue their natural gas service. The regulated segment’s largest expense is gas supply, which we are permitted to pass through to our customers.  We control remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other customers and the market prices of natural gas, all of which are out of our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends on our bank line of credit, shown as notes payable on the accompanying Consolidated Balance Sheets.  Notes payable were $7,036,000 and $12,016,000 at December 31, 2010 and December 31, 2009, respectively.  There were no borrowings outstanding on the bank line of credit as of June 30, 2010.  Notes payable decreased to $7,036,000 at December 31, 2010 compared to $12,016,000 at December 31, 2009 due to cash provided by operations exceeding cash used in capital expenditures.  We made capital expenditures of $4,169,000 and $6,509,000 during the six and twelve months ended December 31, 2010, respectively.  In periods when cash provided by operating activities is not sufficient to meet our capital requirements, we finance the balance on an interim basis through our bank line of credit.  When we have no borrowings outstanding on our bank line of credit, excess cash is invested in overnight repurchase agreements.  Through BB&T, we purchase U. S. Treasury or Federal Agency Securities with a contractual agreement to sell back the securities the next day.

Long-term debt decreased to $56,961,000 at December 31, 2010, compared with $57,112,000 at June 30, 2010 and $57,259,000 at December 31, 2009.  The decreases resulted from the limited redemptions made by certain holders or their beneficiaries as allowed by the Debentures and Insured Quarterly Notes.

Cash and cash equivalents were $202,000 at December 31, 2010, as compared with $4,639,000 at June 30, 2010 and $138,000 at December 31, 2009.  The changes in cash and cash equivalents are summarized in the following table:

	Six Months Ended		Twelve Months Ended
	December 31,		December 31,
($000)	2010	2009	2010	2009

Provided by (used in) operating activities	(5,776)	(3,160)	15,018	28,268
Used in investing activities	(3,645)	(2,935)	(5,796)	(7,215)
Provided by (used in) financing activities	4,984	6,111	(9,158)	(21,240)
Increase (decrease) in cash and cash equivalents	(4,437)	16	64	(187)

For the six months ended December 31, 2010, cash used in operating activities increased $2,616,000 (83%). Cash paid for natural gas increased $5,249,000 due to an increase in quantities of natural gas purchased. The increase was partially offset by a $2,732,000 increase in cash received from customers due to increased volumes sold and increased regulated sales prices.

For the twelve months ended December 31, 2010, cash provided by operating activities decreased $13,250,000 (47%). Cash paid for natural gas increased $7,528,000 due to an increase in quantities of natural gas purchased and cash received from customers decreased $10,747,000 due to the timing of collections on accounts receivable.  The decrease in cash provided by operating activities was partially offset by a $3,517,000 decrease in cash paid for income taxes due to a method change that reduced our capitalization of expenses for income tax purposes and a $1,500,000 decrease in cash contributed to our defined benefit plan, as we made additional discretionary contributions during the twelve months ended December 31, 2009.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the six months ended December 31, 2010, cash provided by financing activities decreased $1,127,000 (18%) due to decreased net borrowings on the bank line of credit.

For the twelve months ended December 31, 2010, cash used in financing activities decreased $12,082,000 (57%) due to decreased net repayments on the bank line of credit.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are primarily made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.  We expect our capital expenditures for fiscal 2011 to be approximately $7.7 million.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short and long-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available line of credit with Branch Banking and Trust Company, shown as notes payable on the accompanying Consolidated Balance Sheets, is $40,000,000, of which $7,036,000 was borrowed at December 31, 2010. The current bank line of credit extends through June 30, 2011.

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

The Kentucky Public Service Commission approved increased base rates in this general rate case to provide an additional $3,513,000 in annual revenues based upon a 10.4% allowed return on common equity and a $1,770,000 increase in annual depreciation expense.  A majority of the increase was allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues will be less dependent on customer usage and should occur more evenly throughout the year.  The increased rates were effective for service rendered on and after October 22, 2010.

In addition to the increased base rates, our pipe replacement program and a change to our gas cost recovery clause were approved.  Our pipe replacement program allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  The change to our gas cost recovery clause provides recovery of the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery adjustment.

RESULTS OF OPERATIONS

Gross Margins

Throughout the following Results of Operations we refer to “gross margin” . Our operating revenues, with the exception of transportation revenues, have offsetting gas expenses. Gross margin, therefore, refers to operating revenues less purchased gas expense, which can be derived directly from our Consolidated Statements of Income. Operating Income as presented in the Consolidated Statements of Income is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our business segments. The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three, six and twelve months ended December 31, 2010 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2010 compared to 2009
	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
($000)	December 31	December 31	December 31

Increase (decrease) in gross margins: Regulated segment
Gas sales	968	973	1,049
On-system transportation	131	208	493
Off-system transportation	50	113	348
Other	—	(8)	(17)
Intersegment elimination (a)	(162)	(276)	(604)
Total	987	1,010	1,269

Non-regulated segment Gas sales	451	634	935
Other	24	20	91
Intersegment elimination (a)	162	276	604
Total	637	930	1,630

Increase in consolidated gross margins	1,624	1,940	2,899
Percentage increase in volumes:
Regulated segment
Gas sales	15	12	9
On-system transportation	5	10	15
Off-system transportation	2	5	6

Non-regulated segment
Gas sales	28	43	47

(a)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 111%, 109% and 107% of normal thirty year average temperatures for the three, six and twelve months ended December 31, 2010, respectively, as compared with 104%, 103% and 100% of normal temperatures in the comparable 2009 periods, respectively.  A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended December 31, 2010, consolidated gross margins increased $1,624,000 (18%) due to increased regulated and non-regulated gross margins of $987,000 (14%) and $637,000 (41%), respectively. Regulated gross margins increased due to increased base rates which became effective October 22, 2010, and due to a 15% increase in volumes sold. The increase in volumes sold is attributable to the colder than normal weather. The increase was partially offset by a decrease in rates billed through our weather normalization tariff as a result of the colder than normal weather. Non-regulated gross margins increased due to a 28% increase in volumes sold and a 13% decline in the cost of gas. Non-regulated volumes sold increased due to an increase in our non-regulated customers’ gas requirements.

For the six months ended December 31, 2010, consolidated gross margins increased $1,940,000 (14%) due to increased regulated and non-regulated gross margins of $1,010,000 (9%) and $930,000 (37%), respectively.  Regulated gross margins increased due to increased base rates which became effective October 22, 2010, a 12% increase in volumes sold and a 6% increase in volumes transported.  The increase was partially offset by a decrease in rates billed through our weather normalization tariff as a result of the colder than normal weather.  The increase in volumes sold and transported is attributable to the colder than normal weather.  Non-regulated gross margins increased due to a 43% increase in volumes sold and an 8% decline in the cost of gas.  During the six months ended December 31, 2009, we experienced a reduction in our non-regulated customers’ gas requirements, which we attributed to the economic conditions during that period of time.

For the twelve months ended December 31, 2010, consolidated gross margins increased $2,899,000 (9%) due to increased non-regulated and regulated gross margins of $1,630,000 (25%) and $1,269,000 (5%), respectively.  Non-regulated gross margins increased due to a 47% increase in volumes sold and an 18% decline in the cost of gas.  During the twelve months ended December 31, 2009, we experienced a reduction in our non-regulated customers’ gas requirements, which we attributed to the economic conditions during that period of time.  Regulated gross margins increased due to increased base rates which became effective October 22, 2010, a 9% increase in volumes sold and a 9% increase in volumes transported.  The increase in volumes sold and transported is attributable to colder than normal weather.  The increase was partially offset by a decrease in rates billed through our weather normalization tariff as a result of the colder than normal weather.

Depreciation and amortization

For the three and six months ended December 31, 2010, depreciation and amortization increased $303,000 (31%) and $309,000 (16%), respectively, due to increased depreciation rates approved by the Kentucky Public Service Commission in our 2010 rate case.

Income Tax Expense

For the three, six and twelve months ended December 31, 2010, income tax expense increased $473,000 (42%), $546,000 (73%) and $867,000 (30%), respectively.  These increases are a result of increases in net income before income taxes.

Basic and Diluted Earnings Per Common Share

For the three, six and twelve months ended December 31, 2010, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Certain awards under our shareholder approved incentive compensation plan have all the rights of a shareholder of Delta Natural Gas Company, Inc. which includes a right to dividends declared on common shares. Therefore, any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were no such shares outstanding for any of the periods presented in the accompanying financial statements.  As of December 31, 2010, 16,000 unvested performance shares were outstanding and are not dilutive as the underlying performance conditions have not yet been satisfied.  As a result, our basic earnings per common share and our diluted earnings per common share are the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery.  The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas.  Additionally, we inject some of our gas purchases into gas storage facilities in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season.  For our regulated business, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through our gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.

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

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The current bank line of credit with Branch Banking and Trust Company is $40,000,000, of which $7,036,000 and $12,016,000 were borrowed having a weighted average interest rate of 1.8% and 1.7% as of December 31, 2010 and December 31, 2009, respectively.  As of June 30, 2010, all of the bank line of credit was available.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%.  Based on the amounts of our outstanding bank line of credit on December 31, 2010 and December 31, 2009, a one percent (one hundred basis point) increase in our average interest rate would decrease our annual pre-tax net income by $70,000 and $120,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January, 2011 we filed a lawsuit in the Clark County, Kentucky Circuit Court against Chartis Insurance seeking recovery of an insurance claim filed by us with Chartis Insurance in March, 2009. The claim sought reimbursement of $1,350,000 related to gas that escaped from our underground storage field during 2007. During such time we had a policy with Chartis Insurance to insure the natural gas which is stored in the underground storage field, and we believe the policy was designed to cover such a loss.  Chartis Insurance has not reimbursed us for our loss, as the external consultant engaged by Chartis Insurance has challenged our right to recover under the policy.

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

DATE: February 3, 2011	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)