Form 10-Q
period 2011-05-04
DELTA NATURAL GAS CO INC
filed 2011-05-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
As of March 31, 2011, Delta Natural Gas Company, Inc. had 3,361,849 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010

OPERATING REVENUES	$35,355,010	$36,090,839	$69,127,792	$65,336,222	$80,213,638	$75,746,272

OPERATING EXPENSES
Purchased gas	$22,021,018	$22,984,832	$40,392,102	$38,767,555	$45,724,875	$43,989,428
Operation and maintenance	3,527,287	3,757,526	10,276,297	10,187,280	13,545,465	13,902,074
Depreciation and amortization	1,436,872	985,130	3,713,091	2,951,983	4,702,461	3,929,996
Taxes other than income taxes	423,954	584,184	1,283,802	1,523,686	1,779,559	2,029,188

Total operating expenses	$27,409,131	$28,311,672	$55,665,292	$53,430,504	$65,752,360	$63,850,686

OPERATING INCOME	$7,945,879	$7,779,167	$13,462,500	$11,905,718	$14,461,278	$11,895,586

OTHER INCOME AND DEDUCTIONS, NET	31,583	38,551	137,995	120,040	126,755	174,107

INTEREST CHARGES	1,023,743	1,039,901	3,075,738	3,150,923	4,094,008	4,185,142

NET INCOME BEFORE INCOME TAXES	$6,953,719	$6,777,817	$10,524,757	$8,874,835	$10,494,025	$7,884,551

INCOME TAX EXPENSE	2,622,629	2,445,739	3,915,819	3,192,885	3,915,219	2,753,966

NET INCOME	$4,331,090	$4,332,078	$6,608,938	$5,681,950	$6,578,806	$5,130,585

EARNINGS PER COMMON SHARE (Note 11)
Basic	$1.29	$1.30	$1.97	$1.71	$1.97	$1.54
Diluted	$1.29	$1.30	$1.97	$1.71	$1.96	$1.54

DIVIDENDS DECLARED PER COMMON SHARE	$.340	$.325	$1.020	$.975	$1.345	$1.295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,	March 31,
	2011	2010	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,937,108	$4,639,145	$6,229,319
Accounts receivable, less accumulated allowances for doubtful accounts of $227,000, $273,000 and $593,000, respectively	12,488,778	4,727,631	12,642,587
Gas in storage, at average cost	582,758	6,205,731	1,999,378
Deferred gas costs	1,760,876	3,296,912	1,640,256
Materials and supplies, at average cost	624,541	536,416	522,531
Prepayments	1,142,790	3,640,979	1,092,532
Total current assets	$27,536,851	$23,046,814	$24,126,603

PROPERTY, PLANT AND EQUIPMENT	$209,241,816	$204,248,520	$202,308,352
Less-Accumulated provision for depreciation	(76,945,428)	(73,792,601)	(73,082,758)
Net property, plant and equipment	$132,296,388	$130,455,919	$129,225,594

OTHER ASSETS
Cash surrender value of life insurance	$490,055	$450,064	$446,935
Regulatory assets	12,463,294	12,115,436	11,342,643
Unamortized debt expense and other	2,553,642	2,564,187	2,634,695
Total other assets	$15,506,991	$15,129,687	$14,424,273

Total assets	$175,340,230	$168,632,420	$167,776,470

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	March 31,	June 30,	March 31,
	2011	2010	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,411,332	$6,460,620	$6,479,304
Current portion of long-term debt	1,200,000	1,200,000	1,200,000
Accrued taxes	4,272,569	1,263,755	1,877,997
Customers’ deposits	722,657	535,516	656,752
Accrued interest on debt	857,103	854,109	856,239
Accrued vacation	695,982	731,869	693,173
Deferred income taxes	1,138,654	1,059,912	172,339
Other	412,250	417,694	573,319
Total current liabilities	$14,710,547	$12,523,475	$12,509,123

LONG-TERM DEBT	$56,871,006	$57,112,000	$57,179,000

LONG-TERM LIABILITIES
Deferred income taxes	$34,132,229	$32,462,067	$31,715,077
Investment tax credits	93,500	113,900	121,550
Regulatory liabilities	1,548,477	1,664,139	1,382,676
Accrued pension	64,917	1,218,441	710,369
Asset retirement obligations and other	2,973,717	2,778,228	2,389,825
Total long-term liabilities	$38,812,840	$38,236,775	$36,319,497

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$110,394,393	$107,872,250	$106,007,620

SHAREHOLDERS’ EQUITY
Common shares ($1.00 par value), 20,000,000
shares authorized; 3,361,849, 3,334,856
and 3,331,269 shares outstanding at March 31,
2011, June 30, 2010 and March 31, 2010, respectively	$3,361,849	$3,334,856	$3,331,269
Premium on common shares	45,850,032	44,881,401	44,780,788
Retained earnings	15,733,956	12,543,913	13,656,793
Total shareholders’ equity	$64,945,837	$60,760,170	$61,768,850

Total liabilities and shareholders’ equity	$175,340,230	$168,632,420	$167,776,470

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

COMMON SHARES
Balance, beginning of period	$3,334,856	$3,318,046	$3,331,269	$3,313,275
Issuance of common shares	17,993	13,223	21,580	17,994
Issuance of common shares under the incentive compensation plan	9,000	–	9,000	–

Balance, end of period	$3,361,849	$3,331,269	$3,361,849	$3,331,269

PREMIUM ON COMMON SHARES
Balance, beginning of period	$44,881,401	$44,465,601	$44,780,788	$44,359,433
Issuance of common shares	522,469	315,187	623,082	421,355
Issuance of common shares under the incentive compensation plan	254,970	–	254,970	–
Share-based compensation	191,192	–	191,192	–

Balance, end of period	$45,850,032	$44,780,788	$45,850,032	$44,780,788

RETAINED EARNINGS
Balance, beginning of period	$12,543,913	$11,215,535	$13,656,793	$12,827,315
Net income	6,608,938	5,681,950	6,578,806	5,130,585
Dividends on common shares (See Consolidated Statements of Income for rates)	(3,418,895)	(3,240,692)	(4,501,643)	(4,301,107)

Balance, end of period	$15,733,956	$13,656,793	$15,733,956	$13,656,793

SHAREHOLDERS’ EQUITY
Balance, beginning of period	$60,760,170	$58,999,182	$61,768,850	$60,500,023
Net income	6,608,938	5,681,950	6,578,806	5,130,585
Issuance of common shares	540,462	328,410	644,662	439,349
Issuance of common shares under the incentive compensation plan	263,970	–	263,970	–
Share-based compensation	191,192	–	191,192	–
Dividends on common shares	(3,418,895)	(3,240,692)	(4,501,643)	(4,301,107)

Balance, end of period	$64,945,837	$61,768,850	$64,945,837	$61,768,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,608,938	$5,681,950	$6,578,806	$5,130,585
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	4,078,948	3,332,341	5,195,103	4,437,137
Deferred income taxes and investment tax credits	1,637,686	3,419,631	3,233,805	4,340,929
Other, net	(502,012)	(290,443)	(594,019)	(386,974)
Change in cash surrender value of officer’s life insurance	(39,991)	(34,274)	(34,546)	(68,888)
Share-based compensation	455,162	–	455,162	–
Decrease (increase) in assets	1,807,849	1,092,241	951,256	12,992,784
Increase (decrease) in liabilities	884,036	3,483,561	87,853	(1,165,585)

Net cash provided by operating activities	$14,930,616	$16,685,007	$15,873,420	$25,279,988

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(6,085,663)	$(3,671,123)	$(7,588,236)	$(5,021,857)
Proceeds from sale of property, plant and equipment	140,540	138,231	164,257	207,407
Other	431,897	(60,000)	423,323	(60,000)
Net cash used in investing activities	$(5,513,226)	$(3,592,892)	$(7,000,656)	$(4,874,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(3,418,895)	$(3,240,692)	$(4,501,643)	$(4,301,107)
Issuance of common shares	540,462	328,410	644,662	439,349
Repayment of long-term debt	(240,994)	(420,000)	(307,994)	(530,000)
Borrowings on bank line of credit	17,824,196	25,205,557	17,824,196	32,835,706
Repayment of bank line of credit	(17,824,196)	(28,858,660)	(17,824,196)	(43,493,839)

Net cash used in financing activities	$(3,119,427)	$(6,985,385)	$(4,164,975)	$(15,049,891)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,297,963	$6,106,730	$4,707,789	$5,355,647

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,639,145	122,589	6,229,319	873,672

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,937,108	$6,229,319	$10,937,108	$6,229,319

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations

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

All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three, nine and twelve months ended March 31, 2011 and 2010 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the periods ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.  Twelve month ended financial information is provided for additional information only.

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

	March 31,	June 30,	March 31,
($000)	2011	2010	2010

Trust assets	510	373	394

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

	March 31, 2011		June 30, 2010		March 31, 2010
($000)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

7% Debentures	19,420	19,098	19,460	18,839	19,470	19,272
5.75% Insured Quarterly Notes	38,651	34,425	38,852	34,128	38,909	34,647

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

Unbilled revenues and gas costs include the following:

	March 31,	June 30,	March 31,
(000)	2011	2010	2010

Unbilled revenues ($)	4,823	1,120	4,527
Unbilled gas costs ($)	2,434	333	2,274
Unbilled volumes (Mcf)	356	53	377

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Consolidated Balance Sheets.

(6)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2011	2010	2011	2010	2011	2010

Service cost	235	182	704	546	886	715
Interest cost	213	214	640	641	854	843
Expected return on plan assets	(269)	(238)	(809)	(715)	(1,047)	(967)
Amortization of unrecognized net loss	125	124	376	373	500	427
Amortization of prior service cost	(22)	(22)	(65)	(65)	(86)	(86)
Net periodic benefit cost	282	260	846	780	1,107	932

During fiscal 2011, we made $2,000,000 of discretionary contributions to our defined benefit plan. No additional contributions are expected for fiscal 2011.

(7)	Notes Payable

The current bank line of credit with Branch Banking and Trust Company is $40,000,000, all of which was available at March 31, 2011, June 30, 2010 and March 31, 2010.  Our bank line of credit extends through June 30, 2011.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%, and the annual cost of the unused bank line of credit is .125%.

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

The Kentucky Department of Revenue has assessed our subsidiary company, Delta Resources, $5,193,000, which includes $2,759,000 in taxes, $1,852,000 in penalties and $582,000 in interest for failure to collect and remit a 3% Utility Gross Receipts License tax for the period July, 2005 through July, 2010.  The tax is a 3% license tax levied on the gross billings by a utility and is passed through to its customers.  Delta Resources is a natural gas marketer and not a utility regulated by the Kentucky Public Service Commission.  Since case law in the state of Kentucky and opinions issued by the Kentucky Attorney General support that the Utility Gross Receipts License Tax is applicable only to regulated utilities, we believe Delta Resources is exempt from the tax.  We have protested the assessment, but cannot currently predict the outcome of the protest.  As of March 31, 2011, we have not accrued any amounts related to this assessment.

Although the Kentucky Department of Revenue has not asserted a claim for the tax periods after July, 2010 or interest accrued subsequent to August, 2010, we have calculated that unasserted liabilities approximate $307,000.

In the event we are unsuccessful in defending our position, Delta Resources would have the right to seek reimbursement from its customers for amounts paid to the Department of Revenue relating to this assessment, leaving Delta Resources potentially liable for the interest component of the assessment and any uncollectible amounts.  However, we would not be liable for penalties as Kentucky law provides a waiver of penalties when, as we have done, the tax position taken is done so in good faith upon the analysis and recommendation of legal counsel.

In January, 2011, we filed a lawsuit in the Clark County Kentucky Circuit Court against Chartis Insurance (“Chartis”) seeking recovery of an insurance claim filed by us with Chartis in March, 2009.  The claim sought reimbursement of $1,350,000 related to gas that escaped from our underground storage field during 2007.  During such time we had a policy with Chartis to insure the natural gas which is stored in the underground storage field, and we believe the policy was designed to cover such a loss.  Chartis has not reimbursed us for our loss, as the external consultant engaged by Chartis has challenged our right to recover under the policy.  In February, 2011, upon the request of Chartis, the case was removed to the United States District Court.  In April, 2011, Delta and Chartis filed motions on the issue of which party has the burden of proof with respect to the cause of the gas loss.  We are unable to predict the outcome of this legal proceeding.

We are not a party to any other material pending legal proceedings.

We have entered into forward purchase agreements beginning in November, 2010 and expiring at various dates through December, 2011.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  The remaining aggregate minimum purchase obligations for these agreements are $24,000 and $45,000 for our fiscal years ended June 30, 2011 and 2012, respectively.

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

In addition to the increased base rates, our pipe replacement program and a change to our gas cost recovery clause were approved.  Our pipe replacement program allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  In February, 2011, we submitted our 2010 pipe replacement program filing to the Kentucky Public Service Commission, and they approved rates to provide us $139,000 in additional annual revenues beginning in May, 2011.  The change to our gas cost recovery clause, which became effective with billings on and after January 24, 2011, provides recovery of the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery adjustment.

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

Segment information is shown below for the periods:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2011	2010	2011	2010	2011	2010
Operating Revenues
Regulated
External customers	21,103	20,766	41,217	39,838	47,054	47,288
Intersegment	1,360	1,338	3,054	2,757	3,738	3,326
Total regulated	22,463	22,104	44,271	42,595	50,792	50,614

Non-regulated
External customers	14,252	15,325	27,911	25,498	33,160	28,458

Eliminations for intersegment	(1,360)	(1,338)	(3,054)	(2,757)	(3,738)	(3,326)
Total operating revenues	35,355	36,091	69,128	65,336	80,214	75,746

Net Income
Regulated	3,588	3,309	5,160	4,038	4,839	3,892
Non-regulated	743	1,023	1,449	1,644	1,740	1,239
Total net income	4,331	4,332	6,609	5,682	6,579	5,131

(11)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Numerator – Basic and Diluted
Net Income ($000)	4,331	4,332	6,609	5,682	6,579	5,131

Denominator – Basic
Weighted-average common shares	3,358,914	3,328,667	3,350,510	3,324,228	3,346,100	3,321,764
Incremental unvested shares	11,162	–	3,721	–	2,790	–

Denominator – Diluted
Adjusted weighted-average common and dilutive shares	3,370,076	3,328,667	3,354,231	3,324,228	3,348,890	3,321,764

Earnings per Common Share ($)
Basic	1.29	1.30	1.97	1.71	1.97	1.54
Diluted	1.29	1.30	1.97	1.71	1.96	1.54

Certain awards under our shareholder approved incentive compensation plan have all the rights of a shareholder of Delta Natural Gas Company, Inc. which includes a right to dividends declared on common shares.  Therefore, any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were no such shares outstanding for any of the periods presented in the accompanying consolidated financial statements.

As of March 31, 2011, 16,000 non-participating unvested performance shares were outstanding.  Non-participating unvested performance shares are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive.  For the three, nine and twelve months ended March 31, 2011 there were no antidilutive shares.

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

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 500,000 shares.  As of March 31, 2011, 491,000 shares of common stock are available for issuance under the Plan.  Shares of common stock may be issued from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

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

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 31,		March 31,		March 31,
($000)	2011	2010	2011	2010	2011	2010

Share-based compensation expense	131	—	455	—	455	—

The cumulative compensation expense recognized for share-based compensation exceeds the tax deductions allowed on our income tax returns.  An immaterial tax deficiency was recognized in income tax expense for the nine and twelve months ended March 31, 2011, which increased our taxes payable.

In August, 2010, shares of common stock were awarded to virtually all of Delta’s employees and directors in accordance with the Plan.  The 9,000 shares awarded had a grant date fair value of $264,000 or $29.33 per share.  The recipients vested in the award shortly after the award was granted, but during the time between the vesting date and the grant date the shares awarded were not transferable by the holders.  Once the shares were vested, the shares were immediately transferable.

In August, 2010, performance shares were awarded to the Company's executive officers in accordance with the Plan.  The performance share awards will vest only if the performance objective of the awards is met, which is based on the Company's fiscal 2011 audited earnings per share, before any cash bonuses or stock awards.  Subject to further limitations described in the Incentive Compensation Plan and the Notice of Performance Shares Award, all Performance Shares paid shall be in the form of unvested shares, which contain a service condition where a recipient of the award shall vest in one-third increments each year beginning on August 31, 2011, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period.  The maximum which would be issued under the performance awards is 16,000 shares, which have a grant date fair value of $469,000 ($29.33 per share).  Compensation expense of $131,000, $191,000 and $191,000 has been recognized for the awards for the three, nine and twelve months ended March 31, 2011, respectively.

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

To the extent the performance condition is satisfied during the first year of the vesting period, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards.  The holder becomes vested as a result of certain events such as death or disability of the holder.  Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at March 31, 2011 is 2.4 years.  Holders of performance shares may not sell, transfer, or pledge their shares until the shares vest.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares		Weighted-average grant date fair value

Unvested awards at June 30, 2010	—		$ —
Granted	16,000	(1)	$ 29.33
Vested	—		—
Forfeited	—		—
Unvested awards at March 31, 2011	16,000		$ 29.33

(1)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2011 OVERVIEW AND FUTURE OUTLOOK

For the nine months ended March 31, 2011, consolidated earnings per common share of $1.97 increased $.26 per share as compared to the $1.71 consolidated earnings per common share for the nine months ended March 31, 2010.  The increase is attributable to increases in both our regulated segment’s and non-regulated segment’s gross margins.

The results for the year ended June 30, 2011 of the regulated segment have been and will continue to be impacted by the new base rates approved by the Kentucky Public Service Commission (as further discussed in Note 9 of the Notes to Consolidated Financial Statements).  The new base rates were effective October 22, 2010, and are designed to annually generate an additional $3,513,000 of revenues.  The regulated segment’s largest expense is gas supply, which we are permitted to pass through to our customers.  We control remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas, all of which are out of our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.  Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months, whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, our ability to maintain liquidity depends on our bank line of credit when cash provided by operating activities is not sufficient to meet our capital requirements.  There were no borrowings outstanding on the bank line of credit as of March 31, 2011, June 30, 2010 and March 31, 2010.  When we have no borrowings outstanding on our bank line of credit, excess cash is invested in overnight repurchase agreements.  Through Branch Banking & Trust Company, we purchase U.S. Treasury or Federal Agency Securities with a contractual agreement to sell back the securities the next day.

Long-term debt decreased to $56,871,000 at March 31, 2011, compared with $57,112,000 at June 30, 2010 and $57,179,000 at March 31, 2010.  These decreases resulted from the limited redemptions made by certain holders or their beneficiaries as allowed by the Debentures and Insured Quarterly Notes.

Cash and cash equivalents were $10,937,000 at March 31, 2011, as compared with $4,639,000 at June 30, 2010 and $6,229,000 at March 31, 2010. These changes in cash and cash equivalents are summarized in the following table:

	Nine Months Ended		Twelve Months Ended
	March 31,		March 31,
($000)	2011	2010	2011	2010

Provided by operating activities	14,930	16,685	15,873	25,280
Used in investing activities	(5,513)	(3,593)	(7,001)	(4,874)
Used in financing activities	(3,119)	(6,985)	(4,164)	(15,050)
Increase in cash and cash equivalents	6,298	6,107	4,708	5,356

For the nine months ended March 31, 2011, cash provided by operating activities decreased $1,755,000 (11%) due to a $1,500,000 increase in cash contributed to our defined benefit plan, as we made additional discretionary contributions.

For the twelve months ended March 31, 2011, cash provided operating by activities decreased $9,407,000 (37%) due to increased cash paid for increased quantities of natural gas purchased of $10,824,000 and a $1,500,000 increase in discretionary cash contributions to our defined benefit plan.

Changes in cash used in investing activities result primarily from the changes in the level of capital expenditures between years.

For the nine and twelve months ended March 31, 2011, cash used in financing activities decreased $3,866,000 (55%) and $10,886,000 (72%), respectively due to decreased net repayments on our bank line of credit.

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

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit. Our current available bank line of credit with Branch Banking and Trust Company is $40,000,000.  There were no borrowings outstanding on the bank line of credit as of March 31, 2011. The current bank line of credit extends through June 30, 2011.

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

In addition to the increased base rates, our pipe replacement program and a change to our gas cost recovery clause were approved.  Our pipe replacement program allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  In February, 2011, we submitted our 2010 pipe replacement program filing to the Kentucky Public Service Commission, and they approved rates to provide us $139,000 in additional annual revenues beginning in May, 2011.  The change to our gas cost recovery clause, which became effective with billings on and after January 24, 2011, provides recovery of the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery adjustment.

RESULTS OF OPERATIONS

Gross Margins

Throughout the following Results of Operations we refer to “gross margin”.  Our operating revenues, with the exception of transportation revenues, have offsetting gas expenses.  Gross margin, therefore, refers to operating revenues less purchased gas expense, which can be derived directly from our Consolidated Statements of Income. Operating Income as presented on the Consolidated Statements of Income is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP). “Gross margin” is a “non-GAAP financial measure”, as defined in accordance with SEC rules. We view gross margin as an important performance measure of the core profitability of our business segments.  The measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three, nine and twelve months ended March 31, 2011 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

	2011 compared to 2010
	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
($000)	March 31,	March 31,	March 31,

Increase (decrease) in gross margins: Regulated segment Gas sales	365	1,339	1,276
On-system transportation	92	299	399
Off-system transportation	53	166	288
Other	10	2	(4)
Intersegment elimination (a)	(22)	(297)	(412)
Total	498	1,509	1,547

Non-regulated segment Gas sales	(290)	345	718
Other	(2)	17	56
Intersegment elimination (a)	22	297	412
Total	(270)	659	1,186

Increase in consolidated gross margins	228	2,168	2,733
Percentage increase (decrease) in volumes Regulated segment
Gas sales	(13)	(3)	(5)
On-system transportation	4	8	12
Off-system transportation	5	5	5

Non-regulated segment
Gas sales	11	24	32

(a) Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Heating degree days were 102%, 105% and 101% of normal thirty year average temperatures for the three, nine and twelve months ended March 31, 2011, respectively, as compared with 112%, 109% and 107% of normal temperatures in the 2010 periods.  A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

For the three months ended March 31, 2011, consolidated gross margins increased $228,000 (2%) due to increased regulated gross margins of $498,000 (5%) which were partially offset by decreased non-regulated gross margins of $270,000 (9%). Regulated gross margins increased due to both increased base rates which became effective October 22, 2010 and increased rates billed through our weather normalization tariff as a result of warmer weather as compared to the same period in the prior year. The increases were partially offset by a 13% decrease in volumes sold as a result of warmer weather as compared to the same period in the prior year. Non-regulated gross margins decreased due to a decline in sales prices partially offset by a decline in the cost of gas and increased volumes sold.

For the nine months ended March 31, 2011, consolidated gross margins increased $2,168,000 (8%) due to increased regulated and non-regulated gross margins of $1,509,000 (7%) and $659,000 (12%), respectively. Regulated gross margins increased due to increased base rates which became effective October 22, 2010. Non-regulated gross margins increased due to a 24% increase in volumes sold due to an increase in our non-regulated customers’ gas requirements.

For the twelve months ended March 31, 2011, consolidated gross margins increased $2,733,000 (9%) due to increased regulated and non-regulated gross margins of $1,547,000 (6%) and $1,186,000 (18%), respectively. Regulated gross margins increased due to increased base rates which became effective October 22, 2010. The increase was partially offset by a 5% decrease in volumes sold as a result of warmer weather as compared to the same period in the prior year. Non-regulated gross margins increased due to a 32% increase in volumes sold due to an increase in our non-regulated customers’ gas requirements. During the twelve months ended March 31, 2010, we experienced a reduction in our non-regulated customers’ gas requirements, which we attributed to the economic conditions during that period of time.

Depreciation and Amortization

For the three, nine and twelve months ended March 31, 2011, depreciation and amortization increased $452,000 (46%), $761,000 (26%) and $772,000 (20%), respectively, due to increased depreciation rates approved by the Kentucky Public Service Commission in our 2010 rate case.

Taxes Other Than Income Taxes

For the three, nine and twelve months ended March 31, 2011, taxes other than income taxes decreased $160,000 (27%), $240,000 (16%) and $249,000 (12%) due to a decrease in property tax expense.

Income Tax Expense

For the nine and twelve months ended March 31, 2011, income tax expense increased $723,000 (23%) and $1,161,000 (42%), respectively, as a result in increases in net income before taxes.

Basic and Diluted Earnings Per Common Share

For the three, nine and twelve months ended March 31, 2011 and 2010, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those awarded through our incentive compensation plan.

Certain awards under our shareholder approved incentive compensation plan have all the rights of a shareholder of Delta Natural Gas Company, Inc. which includes a right to dividends declared on common shares. Therefore, any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were no such shares outstanding for any of the periods presented in the accompanying consolidated financial statements.  As of March 31, 2011, 16,000 non-participating unvested performance shares were outstanding.  Non-participating unvested performance shares are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive.  For the three, nine and twelve months ended March 31, 2011 there were no antidilutive shares.

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

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The current bank line of credit with Branch Banking and Trust Company is $40,000,000.  There were no borrowings outstanding on the bank line of credit as of March 31, 2011, June 30, 2010 and March 31, 2010.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.5%.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In January, 2011 we filed a lawsuit in the Clark County, Kentucky Circuit Court against Chartis Insurance (“Chartis”) seeking recovery of an insurance claim filed by us with Chartis in March, 2009. The claim sought reimbursement of $1,350,000 related to gas that escaped from our underground storage field during 2007. During such time we had a policy with Chartis to insure the natural gas which is stored in the underground storage field, and we believe the policy was designed to cover such a loss.  Chartis has not reimbursed us for our loss, as the external consultant engaged by Chartis has challenged our right to recover under the policy.  In February, 2011, upon the request of Chartis, the case was removed to the United States District Court.  In April, 2011, Delta and Chartis filed motions on the issue of which party has the burden of proof with respect to the cause of the gas loss.

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

DATE: May 5, 2011	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)