Form 10-K
DELTA NATURAL GAS CO INC
filed 2011-08-26
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
______________
FORM 10-K
______________
(Mark one)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.  $105,331,551.

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of August 15, 2011, Delta Natural Gas Company, Inc. had outstanding 3,366,292 shares of common stock $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2011, is incorporated by reference in Part III of this Report.

PART I

Item 1.     Business

General

Delta Natural Gas Company, Inc. ("Delta" or "the Company") distributes or transports natural gas to approximately 37,000 customers. Our distribution and transportation systems are located in central and southeastern Kentucky, and we operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market.  We also transport natural gas on behalf of local producers and customers not on our distribution system.  We have three wholly-owned subsidiaries.  Delta Resources, Inc. (“Delta Resources’) buys gas and resells it to industrial or other large use customers on Delta’s system.  Delgasco, Inc. (“Delgasco”) buys gas and resells it to Delta Resources and to customers not on Delta’s system.  Enpro, Inc. (“Enpro”) owns and operates production properties and undeveloped acreage.

We seek to provide dependable, high-quality service to our customers while steadily enhancing value for our shareholders. Our efforts have been focused on developing a balance of regulated and non-regulated businesses to contribute to our earnings by profitably selling, transporting and producing natural gas in our service territory.

We strive to achieve operational excellence through economical, reliable service with an emphasis on responsiveness to customers. We continue to invest in facilities for the distribution, transmission and storage of natural gas. We believe that our responsiveness to customers and the dependability of the service we provide afford us additional opportunities for growth. While we seek those opportunities, our strategy will continue a conservative approach that seeks to minimize our exposure to market risk arising from fluctuations in the prices of gas.

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

The economy of our service area is based principally on coal mining, farming and light industry. The communities we serve typically contain populations of less than 20,000. Our three largest service areas are Nicholasville, Corbin and Berea, Kentucky. In Nicholasville we serve approximately 8,000 customers, in Corbin we serve approximately 6,000 customers and in Berea we serve approximately 4,000 customers. Some of the communities we serve continue to expand, resulting in growth opportunities for us. Industrial parks have been developed in our service areas, which could result in additional growth in industrial customers as well.

The Kentucky Public Service Commission exercises regulatory authority over our regulated natural gas distribution and transportation services. The Kentucky Public Service Commission’s regulation of our business includes setting the rates we are permitted to charge our regulated customers.  The impact of this regulation is further discussed in Note 14 of Notes to Consolidated Financial Statements in Item 8., Financial Statements and Supplemental Data.

Factors that affect our regulated revenues include the rates we charge our customers, economic conditions in our service areas, competition, our supply cost for the natural gas we purchase for resale and weather.  Our current rate design lessens the impact natural gas prices and weather have on our regulated revenues as our rates include a weather normalization provision in our tariff, which reduces fluctuations in our earnings due to variations in weather, and a gas cost recovery clause, which mitigates market risk arising from fluctuations in the price of gas.

Through our gas cost recovery clause the Kentucky Public Service Commission permits us to pass through to our regulated customers changes in the price we must pay for our gas supply.  However, increases in our rates may cause our customers to conserve or to use alternative energy sources.

Our regulated sales are seasonal and temperature-sensitive, since the majority of the gas we sell is used for heating.  During 2011, 77% of the regulated volumes were sold during the heating season (December through April).  Variations in the average temperature during the winter impact our volumes sold.  The Kentucky Public Service Commission, through a weather normalization provision in our tariff, permits us to adjust the rates we charge our customers in response to winter weather that is warmer or colder than normal temperatures.

We compete with alternate sources of energy for our regulated distribution customers. These alternate sources include electricity, coal, oil, propane and wood.

Our larger regulated customers can obtain their natural gas supply by purchasing directly from interstate suppliers, local producers or marketers and arranging for alternate transportation of the gas to their plants or facilities.  Customers for whom we transport natural gas could by-pass our transportation system to directly connect to interstate pipelines or other transportation providers.  Customers may undertake such a by-pass in order to achieve lower prices for their gas and/or transportation services.  Our larger customers who are in close proximity to alternative supplies would be most likely to consider taking this action. Additionally, some of our industrial customers are able to switch to alternative sources of energy. These are competitive concerns that we continue to address by utilizing our non-regulated segment to offer these customers gas supply at competitive market-based rates.

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

Gas Supply

We maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost-effective sources of gas for our customers.  We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2011, we purchased approximately 99% of our natural gas from interstate sources.

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

Our agreements with Atmos for the Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied service areas continue year to year unless cancelled by either party by written notice at least sixty days prior to the annual anniversary date (April 30) of the agreement. In our fiscal year ended June 30, 2011, approximately 41% of our regulated gas supply was purchased under our agreements with Atmos.

Our regulated segment purchases gas from M & B Gas Services, Inc. (“M & B”) for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices.  Our agreement with M & B may be terminated upon 30 days prior written notice by either party.  In our fiscal year ended June 30, 2011, approximately 58% of our regulated gas supply was purchased under our agreement with M & B.

We also purchase interstate natural gas from other gas marketers as needed at either current market prices, determined by industry publications, or at forward market prices.

Transportation of Interstate Gas Supply

Our interstate natural gas supply is transported to us from market hubs, production fields and storage fields by Tennessee, Columbia Gas, Columbia Gulf and Texas Eastern.

Our agreements with Tennessee extend through 2013 and thereafter automatically renew for subsequent five-year terms unless Delta notifies Tennessee of its intent not to renew the agreements at least one year prior to the expiration of any renewal terms.  Subject to the terms of Tennessee’s Federal Energy Regulatory Commission Gas Tariff, Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet (“Mcf”) per day for us.  During fiscal 2011, Tennessee transported a total of 946,000 Mcf for us under these contracts.  Annually, approximately 25% of our regulated supply requirements flow through Tennessee to our points of receipt under our transportation agreements with Tennessee.  We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee’s storage fields and we reserve the right to withdraw daily gas volumes up to certain specified fixed quantities.  These gas storage agreements renew on the same schedule as our transportation agreements with Tennessee.

Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us.  During fiscal 2011, Columbia Gas and Columbia Gulf transported for us a total of 565,000 Mcf, or approximately 15% of our regulated supply requirements, under all of our agreements with them.  Our transportation agreements with Columbia Gas and Columbia Gulf extend through 2015.  After 2015, our agreement with Columbia Gas continues on a year-to-year basis unless terminated by one of the parties.  After 2015, our agreement with Columbia Gulf may be extended by mutual agreement.

Columbia Gulf also transported additional volumes under agreements it has with M & B to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field.  The amounts transported and sold to us under the agreement between Columbia Gulf and M & B for fiscal 2011 constituted approximately 58% of our regulated gas supply.  We are not a party to any of these separate transportation agreements on Columbia Gulf.

We have no direct agreement with Texas Eastern. However, Atmos has an arrangement with Texas Eastern to transport the gas to us that we purchase from Texas Eastern to supply our customers’ requirements in specific geographic areas. Consequently, Texas Eastern transports a small percentage of our interstate gas supply.  In our fiscal year ended June 30, 2011, Texas Eastern transported approximately 13,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.

Kentucky Gas Supply

We have an agreement with Vinland Energy Operations LLC ("Vinland") to purchase natural gas on a year-to-year basis unless terminated by one of the parties.  We purchased 43,000 Mcf from Vinland during fiscal 2011.  The price for the gas we purchase from Vinland is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platt’s Inside FERC’s Gas Market Report, plus a fixed adjustment per million British Thermal Units of gas purchased.  Vinland delivers this gas to our customers directly from its own pipelines.

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

In April, 2010, we filed a request for increased base rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requested an annual revenue increase of approximately $5,315,000, an increase of 11.5%, as further discussed in Note 14 of the Notes to Consolidated Financial Statements.  The rate case utilized a test year of the twelve months ended December 31, 2009 and requested a return on common equity of 12.0%.

The Kentucky Public Service Commission approved increased base rates in this general rate case to provide an additional $3,513,000 in annual revenues based upon a 10.4% allowed return on common equity and a $1,770,000 increase in annual depreciation expense.  A majority of the increase was allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues is less dependent on customer usage and occurs more evenly throughout the year. The increased base rates were effective for service rendered on and after October 22, 2010.

In addition to the increased rates, our pipe replacement program was approved in our 2010 rate case.  Our pipe replacement program allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  In February, 2011, the Kentucky Public Service Commission approved our initial pipe replacement filing, effective May, 2011, which will provide us $139,000 in additional annual revenues.

The Kentucky Public Service Commission allows us a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs.  Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission.  Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred.  In our general rate case, the Kentucky Public Service Commission approved a change to our gas cost recovery clause, effective January, 2011, allowing us to recover the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery adjustment.

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

The Kentucky Public Service Commission also allows us a conservation and efficiency program for our residential customers.  The program provides for us to perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high-efficiency appliances.  The program helps to align our interests with our residential customer's interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation.  Our rates are adjusted annually to recover the costs incurred under these programs, including the reimbursement of margins on lost sales and the incentives provided to us.

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

Non-Regulated Operations

Marketing and Production

We operate our non-regulated segment through three wholly-owned subsidiaries.  Two of these subsidiaries, Delta Resources and Delgasco, purchase natural gas in the open market, including natural gas from Kentucky producers.  We resell this gas to industrial customers on our distribution system and to others not on our system.  Our third subsidiary, Enpro, produces natural gas that is sold to Delgasco for resale in the open market.

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

In our non-regulated segment two customers each provided more than 5% of our operating revenues.  Seminole Energy provided $11,461,000, $6,722,000 and $4,285,000 of non-regulated revenues during 2011, 2010 and 2009, respectively.  Atmos provided $8,067,000 and $5,097,000 of non-regulated revenues during 2011 and 2010, respectively.  There is no assurance that revenues from these customers will continue at these levels.

Gas Supply

           Our non-regulated segment purchases gas from M & B.  Our underlying agreement with M & B does not obligate us to purchase any minimum quantities from M & B nor to purchase gas from M & B for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices.  Our agreement with M & B may be terminated upon 30 days prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2011, approximately 78% of our non-regulated gas supply was purchased under our agreement with M & B.

Additionally, our non-regulated segment purchases natural gas from Atmos as needed. This spot gas purchasing arrangement is pursuant to an agreement with Atmos containing an “evergreen” clause which permits either party to terminate the agreement by providing not less than sixty days written notice. Our purchases from Atmos under this spot purchase agreement are generally month-to-month. However, we have the option of forward-pricing gas for one or more months. The price of gas under this agreement is based on current market prices. In our fiscal year ended June 30, 2011, approximately 20% of our non-regulated gas supply was purchased under our agreement with Atmos.

We also purchase interstate natural gas from other gas marketers and Kentucky producers as needed at either current market prices, determined by industry publications, or at forward market prices.

Capital Expenditures

Capital expenditures during 2011 were $8.1 million and for 2012 are estimated to be $6.5 million.  Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.  Expenditures for 2011 included costs for a processing facility to extract heavy liquids from portions of our natural gas supply.

Financing

Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term bank line of credit.  The current available line of credit is $40 million, all of which was available at June 30, 2011.

The current bank line of credit extends through June 30, 2013 and will be utilized to meet planned capital expenditures and operating cash requirements.  The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.

Employees

On June 30, 2011, we had 153 full-time employees.  We consider our relationship with our employees to be satisfactory.  Our employees are not represented by unions nor are they subject to any collective bargaining agreements.

Available Information

We make available free of charge on our Internet website http://www.deltagas.com, our Business Code of Conduct and Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding Delta. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  The SEC's phone number is 1-800-732-0330.

Consolidated Statistics

For the Years Ended June 30,	2011	2010	2009	2008	2007

Average Retail Customers Served
Residential	30,420	30,575	30,881	31,520	31,941
Commercial	4,949	4,957	5,009	5,107	5,128
Industrial	44	46	49	54	59

Total	35,413	35,578	35,939	36,681	37,128

Operating Revenues ($000) (a)
Residential sales	25,800	23,783	33,774	30,742	28,648
Commercial sales	16,672	15,894	24,125	21,171	19,339
Industrial sales	1,199	1,075	1,769	1,707	1,676
Total regulated sales (b)(c)	43,671	40,752	59,668	53,620	49,663

On-system transportation (b)(c)	4,830	4,421	4,118	4,461	4,258
Off-system transportation (b)(c)	3,670	3,650	3,786	3,864	2,979
Non-regulated sales	34,343	30,746	41,159	54,438	44,669
Other	303	294	333	293	242
Intersegment eliminations (d)	(3,777)	(3,441)	(3,427)	(4,019)	(3,643)

Total	83,040	76,422	105,637	112,657	98,168

System Throughput (Million Cu. Ft.) (a)
Residential sales	1,737	1,756	1,721	1,695	1,801
Commercial sales	1,310	1,331	1,346	1,286	1,345
Industrial sales	120	111	113	121	136
Total regulated sales	3,167	3,198	3,180	3,102	3,282

On-system transportation	4,830	4,533	4,215	4,975	5,161
Off-system transportation	11,531	11,039	11,908	12,623	9,774
Non-regulated sales	6,010	4,787	4,219	5,394	4,921
Intersegment eliminations (d)	(5,890)	(4,692)	(4,135)	(5,276)	(4,822)

Total	19,648	18,865	19,387	20,818	18,316

Average Annual Consumption Per
Average Residential Customer
(Thousand Cu. Ft.)	57	57	56	54	56

Lexington, Kentucky Degree Days
Actual	4,725	4,782	4,651	4,464	4,419
Percent of 30 year average	103	104	101	96	95

(a)
Additional financial information related to our segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of the Notes to Consolidated Financial Statements.

(b)	We implemented new regulated base rates, as approved by the Kentucky Public Service Commission in October, 2007, which were designed to generate additional annual revenue of $3,920,000.
(c)	We implemented new regulated base rates, as approved by the Kentucky Public Service Commission in October, 2010, which were designed to generate additional annual revenue of $3,513,000.
(d)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Item 1A.    Risk Factors

The risk factors below should be carefully considered.

WEATHER CONDITIONS MAY CAUSE OUR REVENUES TO VARY FROM YEAR TO YEAR. Our revenues vary from year to year, depending on weather conditions. We estimate that approximately 77% of our annual gas sales are temperature sensitive. As a result, mild winter temperatures can cause a decrease in the amount of gas we sell in any year, which would reduce our revenues and profits.  The weather normalization provision in our tariff, approved by the Kentucky Public Service Commission, only partially mitigates this risk.  Under our weather normalization provision in our tariff, we adjust our rates for our residential and small non-residential customers to reflect variations from thirty-year average weather for our December through April billing cycles.

CHANGES IN FEDERAL REGULATIONS COULD REDUCE THE AVAILABILITY OR INCREASE THE COST OF OUR INTERSTATE GAS SUPPLY. We purchase almost all of our gas supply from interstate sources. For example, in our fiscal year ended June 30, 2011, approximately 99% of our gas supply was purchased from interstate sources. The Federal Energy Regulatory Commission regulates the transmission of the natural gas we receive from interstate sources, and it could increase our transportation costs or decrease our available pipeline capacity by changing its regulatory policies.  Additionally, federal legislation could restrict or limit drilling which could decrease the supply of available natural gas.

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

OUR CUSTOMERS ARE ABLE TO BY-PASS OUR DISTRIBUTION AND TRANSMISSION SYSTEMS. Our larger customers can obtain their natural gas supply by purchasing directly from interstate suppliers, local producers or marketers and arranging for alternate transportation of the gas to their plants or facilities.  Customers for whom we transport natural gas could by-pass our transportation system to directly connect to interstate pipelines or other transportation providers.  Customers may undertake such by-passes in order to achieve lower prices for their gas and/or transportation services.  Our larger customers who are in close proximity to alternative supply would be most likely to consider taking this action. This potential to by-pass our distribution and transportation systems creates a risk of the loss of large customers and thus could result in lower revenues and profits.

WE FACE REGULATORY UNCERTAINTY AT THE STATE LEVEL. We are regulated by the Kentucky Public Service Commission. Our regulated segment generates a significant portion of our operating revenues.  We face the risk that the Kentucky Public Service Commission may fail to grant us adequate and timely rate increases or may take other actions that would cause a reduction in our income from operations, such as limiting our ability to pass on to our customers our increased costs of natural gas. Such regulatory actions would decrease our revenues and our profitability.

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

WE RELY ON ACCESS TO CAPITAL TO MAINTAIN LIQUIDITY.  To the extent that internally generated cash coupled with short-term borrowings under our bank line of credit is not sufficient for our operating cash requirements and normal capital expenditures, we may need to obtain additional financing.  Our access to funds under our bank line of credit is dependent on the liquidity of the lender, Branch Banking & Trust Company.  Additionally, market disruptions may increase our cost of borrowing or adversely affect our access to capital markets.  Such disruptions could include:  economic downturns, the bankruptcy of an unrelated energy company, general capital market conditions, market price for natural gas, terrorist attacks or the overall health of the energy industry.  In 2011, although our bank line of credit was used for financing on an interim basis, cash provided by operating activity was sufficient to meet our capital needs.

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

WE ARE EXPOSED TO CREDIT RISKS OF CUSTOMERS AND OTHERS WITH WHOM WE DO BUSINESS.  Adverse economic conditions affecting, or financial difficulties of, customers and others with whom we do business could impair the ability of these customers and others to pay for our services or fulfill their contractual obligations or cause them to delay such payments or obligations.  We depend on these customers and others to remit payments on a timely basis.  Any delay or default in payment could adversely affect our cash flows, financial position or results of operations.

SUBSTANTIAL OPERATIONAL RISKS ARE INVOLVED IN OPERATING A NATURAL GAS DISTRIBUTION, PIPELINE AND STORAGE SYSTEM AND SUCH OPERATIONAL RISKS COULD REDUCE OUR REVENUES AND INCREASE EXPENSES.  There are substantial risks associated with the operation of a natural gas distribution, transportation and storage system, such as operational hazards and unforeseen interruptions caused by events beyond our control.  These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline and storage facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond our control.  These risks could result in injury or loss of life, extensive property damage and environmental pollution, which in turn could lead to substantial financial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. Liabilities incurred that are not fully covered by insurance could adversely affect our results of operations and financial condition.  Additionally, interruptions to the operation of our gas distribution, transmission or storage system caused by such an event could reduce our revenues and increase our expenses.

HURRICANES, EXTREME WEATHER OR WELL-HEAD DISASTERS COULD DISRUPT OUR GAS SUPPLY AND INCREASE NATURAL GAS PRICES.  Hurricanes, extreme weather or well-head disasters could damage production or transportation facilities, which could result in decreased supplies of natural gas and increased supply costs for us and higher prices for our customers. Such events could also result in new governmental regulations or rules that limit production or raise production costs.

CROSS-DEFAULT PROVISIONS IN OUR BORROWING ARRANGEMENTS INCREASE THE CONSEQUENCES OF A DEFAULT ON OUR PART.  Indentures under which our outstanding debt has been issued and the loan agreements for our bank line of credit, contain a cross-default provision which provides that we will be in default under such indenture or loan agreement in the event of certain defaults under any of the other indentures or loan agreements.  Accordingly, should an event of default occur under one of our debt agreements, we face the prospect of being in default under all of our debt agreements and obliged in such instance to satisfy all of our then-outstanding indebtedness.  In such an event, we might not be able to obtain alternative financing or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us.

OUR BORROWING ARRANGEMENTS INCLUDE VARIOUS NEGATIVE COVENANTS THAT RESTRICT OUR ACTIVITIES.  Without bank approval or repaying the bank line of credit, our bank line of credit restricts us from:

•	merging with another entity,
•	selling a material portion of our assets other than in the ordinary course of business,
•	issuing stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, and
•	having any person or group of related persons hold more than twenty percent (20%) of our outstanding shares of common stock.

Our 7.00% Debentures and 5.75% Insured Quarterly Notes restrict us from:

•	assuming additional secured indebtedness in excess of $5,000,000, unless we secure our 7.00% Debentures and 5.75% Insured Quarterly Notes equally with the additional secured indebtedness, and
•
paying dividends on or repurchasing our common stock unless our consolidated shareholders’ equity minus the value of our intangible assets exceed $25,800,000 after a dividend is paid or repurchase is made.

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

CLIMATE CHANGE LEGISLATION MAY POSE NEW FINANCIAL OR REGULATORY RISKS.  A number of proposals to limit greenhouse gas emissions are pending at the regional, federal, and international levels.  These proposals, if enacted and made applicable to us, may require us to measure and potentially limit greenhouse gas emissions from our utility operations and our customers or purchase allowances for such emissions.  While we cannot predict the extent of these limitations or when or if they will become effective, the adoption of such proposals could:

•	increase utility costs related to operations, energy efficiency activities and compliance,
•	affect the demand for natural gas, and
•	increase the prices we charge our utility customers.

Unless we are able to timely recover such impacts from customers through the regulatory process, costs associated with any such regulatory or legislative changes could adversely affect Delta’s results of operations, financial condition and cash flows.

Item 1B.    Unresolved Staff Comments

None.

Item 2.             Properties

We own our corporate headquarters in Winchester, Kentucky. We own eleven buildings used for field operations in the cities we serve.

We own approximately 2,500 miles of natural gas gathering, transmission, distribution and storage lines. These lines range in size up to twelve inches in diameter.

We hold leases for the storage of natural gas under 8,000 acres located in Bell County, Kentucky. We developed this property for the underground storage of natural gas.

We use all the properties described in the three paragraphs immediately above principally in connection with our regulated segment, as further discussed in Item 1.  Business.

Through our wholly-owned subsidiary, Enpro, we produce natural gas as part of the non-regulated segment of our business.

Enpro owns interests in oil and natural gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 2.8 million Mcf.  Also, Enpro owns the natural gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others for further drilling and development.  We have performed no reserve studies on these properties.  Enpro produced a total of 91,000 Mcf of natural gas during fiscal 2011 from all the properties described in this paragraph.

A producer plans to conduct further exploration activities on part of Enpro’s developed holdings. Enpro reserved the option to participate in wells drilled by this producer and also retained certain working and royalty interests in any production from future wells.

Our assets have no significant encumbrances.

Item 3.              Legal Proceedings

In January, 2011 we filed a lawsuit in the Clark County, Kentucky Circuit Court against Chartis Insurance (“Chartis”) seeking recovery of an insurance claim filed by us with Chartis in March, 2009.  The claim sought reimbursement of $1,350,000 related to gas that escaped from our underground storage field during 2007.  During such time we had a policy with Chartis to insure the natural gas which is stored in the underground storage field, and we believed the policy was designed to cover such a loss.  Chartis has not reimbursed us for our loss, as the external consultant engaged by Chartis has challenged our right to recover under the policy.  Upon the request of Chartis, the case was subsequently removed to the United States District Court for the Eastern District of Kentucky.  Delta and Chartis filed motions on the issue of which party has the burden of proof with respect to the cause of the gas loss.  In May, 2011, the Court ruled on the motions citing that Delta has the burden of proof to demonstrate the loss was caused by an external factor.  Although this matter is currently in litigation, we have also engaged in settlement discussions with Chartis.

Item 4.             (Removed and Reserved)

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

Our common stock is listed on NASDAQ and trades under the symbol “DGAS”. There were 1,630 record holders of our common stock as of August 15, 2011. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ stock market and the cash dividends declared per share.

	Range of Stock Prices ($)		Dividends
	High	Low	Per Share ($)

Quarter

Fiscal 2011
First	31.61	26.34	.34
Second	32.98	29.51	.34
Third	33.99	30.20	.34
Fourth	32.97	30.00	.34

Fiscal 2010
First	26.54	22.80	.325
Second	29.80	25.34	.325
Third	30.00	27.96	.325
Fourth	30.00	28.43	.325

The sales prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

Comparison of Five-Year Cumulative Total Shareholder Return

The following graph sets forth a comparison of five year cumulative total shareholder return (equal to dividends plus stock price appreciation) among our common shares, the Dow Jones Utilities Index and the Standard & Poor’s 500 Stock Index during the past five fiscal years. Information reflected on the graph assumes an investment of $100 on June 30, 2006 in each of our common shares, the Dow Jones Utilities Index and the Standard & Poor’s Stock Index.  Cumulative total return assumes quarterly reinvestment of dividends. The total shareholder returns shown are not necessarily indicative of future returns.

175
150
125
100
75
2006
2007
2008
2009
2010
2011
Delta
Dow Jones Utilities Index
Standard & Poor's 500 Stock Index

	2006	2007	2008	2009	2010	2011

Delta	100	110.59	117.33	107.06	142.06	163.94

Dow Jones Utilities Index	100	124.18	133.87	96.09	100.58	127.27

Standard & Poor’s 500 Stock Index	100	120.59	104.77	77.31	88.46	115.61

Item 6. Selected Financial Data

      The following selected financial data is derived from the Company’s audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K.

For the Years Ended June 30,	2011	2010	2009	2008	2007

Summary of Operations ($)

Operating revenues (a)(d)	83,040,251	76,422,068	105,636,824	112,657,117	98,168,391

Operating income (a)(b)(d)	14,061,794	12,904,494	12,793,200	15,663,736	12,968,043

Net income (a)(b)(d)	6,364,895	5,651,817	5,210,729	6,829,868	5,298,347

Earnings per common share (a)(b)(d)
Basic and diluted	1.90	1.70	1.58	2.08	1.62

Cash dividends declared per common share	1.36	1.30	1.28	1.24	1.22

Weighted Average Number of Common Shares Basic	3,353,612	3,326,160	3,306,026	3,285,464	3,265,800
Weighted Average Number of Common Shares Diluted	3,356,402	3,326,160	3,306,026	3,285,464	3,265,800

Total Assets ($)	174,896,239	168,632,420	162,505,295	170,814,856	160,400,950

Capitalization ($)

Common shareholders’ equity	63,767,184	60,760,170	58,999,182	57,593,585	54,428,471

Long-term debt	56,751,006	57,112,000	57,599,000	58,318,000	58,625,000

Total capitalization	120,518,190	117,872,170	116,598,182	115,911,585	113,053,471

Short-Term Debt ($)(c)	1,200,000	1,200,000	4,853,103	8,028,791	5,389,918

Other Items ($)

Capital expenditures	8,123,479	5,275,194	8,422,433	5,563,667	8,082,918

Total property, plant and equipment	211,409,336	204,248,520	199,254,216	192,127,184	187,148,032

(a) We implemented new regulated base rates as approved by the Kentucky Public Service Commission in October, 2007 and the rates were designed to generate additional annual revenue of $3,920,000.
(b) We recorded a $1,350,000 non-recurring inventory adjustment at December 31, 2008 for our gas in storage, as discussed in Note 16 of the Notes to Consolidated Financial Statements.
(c) Includes current portion of long-term debt.
(d) We implemented new regulated base rates as approved by the Kentucky Public Service Commission in October, 2010 and the rates were designed to generate additional annual revenue of $3,513,000, with a $1,770,000 increase in annual depreciation expense.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2011 and Future Outlook

Overview

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2011. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production.

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

Consolidated earnings per common share increased for 2011 compared with 2010 by $.20 per common share primarily due to new base rates approved by the Kentucky Public Service Commission (as further discussed in Note 14 of the Notes to Consolidated Financial Statements).  The new base rates were effective October 22, 2010 and are designed to annually generate an additional $3,513,000 of revenues, with an accompanying increase in annual depreciation expense of $1,770,000.

Future Outlook

The results for 2012 will continue to be impacted by the new base rates approved by the Kentucky Public Service Commission.  The regulated segment’s largest expense is gas supply, which we are permitted to pass through to our customers.  We control remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas, all of which are out of our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2012.  If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production and marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.

Liquidity and Capital Resources

Sources and Uses of Cash

Operating activities provide our primary source of cash.  Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.  Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months, whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, our ability to maintain liquidity depends on our bank line of credit when cash provided by operating activities is not sufficient to meet our capital requirements.  There were no borrowings outstanding on the bank line of credit as of June 30, 2011 or June 30, 2010.  When we have no borrowings outstanding on our bank line of credit, excess cash is invested in overnight repurchase agreements.  Through Branch Banking & Trust Company, we purchase U.S. Treasury or Federal Agency Securities with a contractual agreement to sell back the securities the next day.

Long-term debt decreased to $56,751,000 at June 30, 2011, compared with $57,112,000 at June 30, 2010. The $361,000 decrease resulted from the redemption of the Debentures and Insured Quarterly Notes, which allows for limited redemptions to be made by certain holders or their beneficiaries.

Cash and cash equivalents were $7,340,000 at June 30, 2011 compared with $4,639,000 at June 30, 2010 and $123,000 at June 30, 2009.  These changes in cash and cash equivalents are summarized in the following table:

($000)	2011	2010	2009

Provided by operating activities	14,467	17,600	15,434
Used in investing activities	(7,520)	(5,052)	(7,956)
Used in financing activities	(4,246)	(8,031)	(7,605)

Increase (decrease) in cash and cash equivalents	2,701	4,517	(127)

In 2011, $3,133,000 less cash was provided by operating activities as compared to 2010.  Cash contributed to our defined benefit pension plan increased $1,500,000 as we made an elective contribution in the current year to increase the funded status of the plan.  Cash paid for natural gas increased $6,164,000 due to increased volumes purchased during the current year to meet our customers’ gas requirements as well as increased volumes purchased for injection into our storage field.  Cash paid for other operation and maintenance expenses increased $434,000.  These increases were partially offset by a $5,464,000 increase in cash received from our customers due to increased rates in our regulated segment and increased volumes sold.

In 2010, $2,166,000 more cash was provided by operating activities as compared to 2009. Cash paid for natural gas decreased $32,397,000 due to a decrease in the cost of gas purchased.  Cash paid for taxes decreased $2,307,000 due to an income tax refund resulting from a method change that reduced our capitalization of expenses for income tax purposes.  Cash contributed to our defined benefit pension plan decreased $2,177,000 as we made an elective contribution in the prior year to maintain the funded status of the plan.  Additionally, cash paid for taxes other than income taxes and cash paid for interest decreased $694,000. These decreases in amounts paid were partially offset by a $36,159,000 decrease in cash received from customers due to decreased sales prices.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

In 2011, cash used in financing activities decreased $3,785,000 due to decreased repayments on our bank line of credit.

In 2010, there were no significant changes in cash used in financing activities as compared to 2009.

Cash Requirements

Our capital expenditures result in a continued need for cash.  These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.  We expect our capital expenditures for fiscal 2012 to be approximately $6.5 million.

The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2011:

	Payments Due by Fiscal Year
($000)	2012	2013-2014	2015-2016	After 2016	Total
Interest payments (a)	$3,702	$7,251	$7,170	$24,230	$42,353
Long-term debt (b)	1,200	2,400	2,400	51,951	57,951
Pension contributions (c)	500	1,000	1,000	4,500	7,000
Gas purchases (d)	218	—	—	—	218
Total contractual obligations (e)	$5,620	$10,651	$10,570	$80,681	$107,522

(a)
Our long-term debt, notes payable, customers’ deposits and unrecognized tax positions all require interest payments. Interest payments are projected based on fiscal 2011 interest payments until the underlying obligation is satisfied. Interest on notes payable represents interest payments expected on the bank line of credit which extends through June 30, 2013.  As of June 30, 2011, we have accrued $56,000 of interest related to uncertain tax positions.  This amount has been excluded from the above table of contractual obligations as the timing of such payments is uncertain.

(b)
See Note 10 of the Notes to Consolidated Financial Statements for a description of this debt.  The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.  Our long-term debt does not have any sinking fund requirements.

(c)	This represents currently projected contributions to the defined benefit plan through 2025, as recommended by our actuary.

(d)
As of June 30, 2011 we had one contract which had a minimum purchase obligation.  This contract expires in December, 2011.  The remainder of our gas purchase contracts are either requirements-based contracts, or contracts with a minimum purchase obligation extending for a time period not exceeding one month.

(e)
We have other long-term liabilities which include deferred income taxes ($35,114,000), regulatory liabilities ($1,508,000), asset retirement obligations ($2,561,000) and deferred compensation ($511,000).  Based on the nature of these items their expected settlement dates cannot be estimated.

All of our operating leases are year-to-year and cancelable at our option.

See Note 13 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Sufficiency of Future Cash Flows

We expect that cash provided by operations, coupled with short-term borrowings, will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months and the foreseeable future.

To the extent that internally generated cash is not sufficient to satisfy operating and capital expenditure requirements and to pay dividends, we rely on our bank line of credit.  Our current available bank line of credit with Branch Banking and Trust Company is $40,000,000, all of which was available at June 30, 2011.  The current bank line of credit extends through June 30, 2013.

Our ability to borrow on our bank line of credit is dependent on our compliance with covenants.  Our bank line of credit agreement and the Indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined "events of default" which, among other things, can make the obligations immediately due and payable.  Of these, we consider the following covenants to be most restrictive:

•
Dividend payments cannot be made or our capital stock repurchased unless after giving effect to such dividend payments or repurchases our consolidated shareholders' equity minus the value of the Company’s intangible assets exceeds $25,800,000 (thus no retained earnings are restricted),

•	we may not assume any secured indebtedness in excess of $5,000,000, unless we secure our 7.00% Debentures and 5.75% Insured Quarterly Notes equally with the additional secured indebtedness, and

•	without the consent of the bank that has extended to us our bank line of credit (or paying off and terminating our bank line of credit), we may not:

•	merge with another entity,
•	sell a material portion of our assets other than in the ordinary course of business,
•	issue stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, or
•	permit any person or group of related persons hold more than twenty percent (20%) of the Company’s outstanding shares of common stock.

Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the bank line of credit and all of the Debentures and Insured Quarterly Notes.  We were not in default on any of our bank line of credit, Debentures or Insured Quarterly Notes during any period presented in our Consolidated Financial Statements.  We are not aware of any events that would cause us to be in default in fiscal 2012.

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

In August, 2011, Standard & Poor downgraded long-term U.S. sovereign debt from AAA to AA+, with a negative outlook.  Although a downgrade of long-term sovereign credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain.  U.S. treasuries continue to trade in active markets, and the yield curve on U.S. treasuries remains an appropriate basis for determining risk-free rates.  The downgrade could materially affect global and domestic financial markets and economic conditions, which may affect our results of operations, financial position, or cash flows in future periods.

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

Regulatory Accounting

Our accounting policies reflect the effects of the rate-making process in accordance with regulatory accounting standards.  Our regulated segment continues to be cost-of-service rate regulated, and we believe the application of regulatory accounting standards to that segment continues to be appropriate.  We must reaffirm this conclusion at each balance sheet date.  If, as a result of a change in circumstances, it is determined that the regulated segment no longer meets the criteria of regulatory accounting, that segment will have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

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

Pension

We have a trusteed, non-contributory, defined benefit pension plan covering all eligible employees hired prior to May 9, 2008.  Our reported costs of providing retirement benefits (as described in Note 6(a) of the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions concerning future experience.

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

Changes in pension obligations associated with the above factors may not be immediately recognized as pension costs in the Consolidated Statements of Income, but may be deferred and amortized in the future over the average remaining service period of active plan participants.  For the years ended June 30, 2011, 2010 and 2009, we recorded pension costs for our defined benefit pension plan of $1,129,000, $1,040,000 and $608,000, respectively.

Our pension plan assets are principally comprised of equity and fixed income investments.  Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods.  Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits.  Our expected long-term rate of return on pension plan assets was 7% for 2011 and was based on our targeted asset allocation assumption of approximately 65% equity investments and approximately 35% fixed income investments.  Our target investment allocation for equity investments includes allocations to domestic, global and real estate markets.  Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective.  We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

We calculate the expected return on assets in our determination of pension costs based on the market value of assets at the measurement date. Using the market value recognizes investment gains or losses in the year in which they occur.

Based on an assumed long-term rate of return of 7%, discount rate of 5.25%, and various other assumptions, we estimate that our pension costs associated with our defined benefit pension plan will decrease from $1,129,000 in 2011 to $481,000 in 2012. Modifying the expected long-term rate of return on our pension plan assets by .25% would change pension costs for 2012 by approximately $53,000.  Increasing the discount rate assumption by .25% would decrease pension costs by approximately $65,000.  Decreasing the discount rate assumption by .25% would increase pension costs by approximately $66,000.

Provisions for Doubtful Accounts

We encounter risks associated with the collection of our accounts receivable.  As such, we record a monthly provision for accounts receivable that are considered to be uncollectible.  In our regulated segment, the risk of collection on accounts receivable is partially mitigated by our ability to recover the portion of the monthly provision which relates to the customers’ gas cost.  Effective January, 2011, we began to recover the uncollectible gas cost portion through our gas cost recovery clause.

In order to calculate the appropriate monthly provision, we primarily utilize our historical experience related to accounts written-off.  Quarterly, at a minimum, we review the reserve for reasonableness based on the level of revenue and the aging of the receivable balance.  The underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the Consolidated Statements of Income.  The actual weather, commodity prices and other internal and external economic conditions, such as the mix of the customer base between residential, commercial and industrial, may vary significantly from our assumptions and may impact operating income.

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

Asset Retirement Obligations

We have accrued asset retirement obligations for gas well plugging and abandonment costs.  Additionally, we have recorded asset retirement obligations required pursuant to Federal regulations related to the retirement of our service lines and mains, although the timing of such retirements is uncertain.  The fair value of our retirement obligations are recorded at the time the obligations are incurred. We do not recognize asset retirement obligations relating to assets with indeterminate useful lives.  Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability.  Over time the liabilities are accreted for the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets.  For asset retirement obligations attributable to assets of our regulated operations, the depreciation and accretion are deferred as a regulatory asset.  We must use judgment to identify all appropriate asset retirement obligations.  The underlying assumptions used for the value of the retirement obligations and related capitalized costs can change from period to period.  These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk-free interest rate.  Our asset retirement obligations are further discussed in Note 4 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Significant management judgment is generally required during the process of adopting new accounting pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of these pronouncements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this report contain forward-looking statements that relate to future events or our future performance.  We have attempted to identify these statements by using words such as “estimates”, “attempts”, “expects”, “monitors”, “plans”, “anticipates”, “intends”, “continues”, “could”, “strives” ,”seeks”, “will rely”, “believes” and similar expressions.

These forward-looking statements include, but are not limited to, statements about:

•	operational plans,
•	the cost and availability of our natural gas supplies,
•	capital expenditures,
•	sources and availability of funding for our operations and expansion,
•	anticipated growth and growth opportunities through system expansion and acquisition,
•	competitive conditions that we face,
•	production, storage, gathering, transportation and marketing activities,
•	acquisition of service franchises from local governments,
•	pension fund costs and management,
•	contractual obligations and cash requirements,
•	management of our gas supply and risks due to potential fluctuation in the price of natural gas,
•	revenues, income, margins and profitability,
•	efforts to purchase and transport locally produced natural gas,
•	recovery of regulatory assets,
•	litigation,
•	regulatory and legislative matters, and
•	dividends.

Our forward-looking statements are not guarantees of future performance and are based upon currently available competitive, financial and economic data along with our operating plans.

Item 1A.  Risk Factors lists factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results.

Results of Operations

Gross Margins

Our operating revenues are derived primarily from the sale of natural gas and the provision of natural gas transportation services.  Throughout the following discussion of Results of Operations, we show revenue from gas sales, net of their corresponding purchased gas expenses and define “gross margin” as gas sales less purchased gas expenses, plus transportation and other revenues.  Gross margin, therefore, refers to operating revenues less purchased gas expenses, which can be derived directly from our Consolidated Statements of Income as follows:

($000)	2011	2010	2009

Operating revenues (a)	83,040	76,422	105,637
Less – Purchased gas (a)	47,839	44,100	72,078

Gross margin	35,201	32,322	33,559

(a)	amounts derived from the Consolidated Statements of Income included in Item 8. Financial Statements and Supplemental Data

Operating Income, as presented in the Consolidated Statements of Income, is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").  Gross margin is a “non-GAAP financial measure”, as defined in accordance with SEC rules.  We view gross margin as an important performance measure of the core profitability of our operations.  This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments.  We believe that investors benefit from having access to the same financial measures that our management uses.

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

($000)	2011 compared to 2010	2010 compared to 2009

Increase (decrease) in gross margins
Regulated segment
Gas sales	2,360	(297)
On-system transportation	409	303
Off-system transportation	20	(136)
Other	9	(38)
Intersegment elimination (a)	(336)	(14)

Total	2,462	(182)

Non-regulated segment
Gas sales	61	(1,094)
Other	20	25
Intersegment elimination (a)	336	14

Total	417	(1,055)

Increase (decrease) in consolidated gross margins	2,879	(1,237)

Percentage increase (decrease) in volumes
Regulated segment
Gas sales	(1)	1
On-system transportation	7	8
Off-system transportation	4	(7)

Non-regulated segment
Gas sales	26	13

(a)	Intersegment eliminations represent the transportation fee charged by the regulated segment to the non-regulated segment.

Heating degree days were 103% of normal thirty year average temperatures for fiscal 2011, as compared with 104% and 101% of normal temperatures for 2010 and 2009, respectively. A “heating degree day” results from a day during which the average of the high and low temperature is at least one degree less than 65 degrees Fahrenheit.

In 2011, consolidated gross margins increased $2,879,000 (9%) due to increased regulated and non-regulated gross margins of $2,462,000 (10%) and $417,000 (6%), respectively.  Regulated gross margins increased due to increased base rates which became effective October 22, 2010 and an increase in volumes transported.  Non-regulated margins increased due to an increase in volumes sold due to an increase in our non-regulated customers’ gas requirements, which was partially offset by a decline in sales prices.

In 2010, consolidated gross margins decreased $1,237,000 (4%) due to decreased non-regulated and regulated gross margins of $1,055,000 (13%) and $182,000 (1%), respectively.  Our non-regulated gross margins decreased due to a 23% decline in sales prices, partially offset by a 13% increase in volumes sold.

Operation and Maintenance

In 2011, there were no significant changes in operation and maintenance expense as compared to 2010.

In 2010, operation and maintenance expense decreased $1,574,000 (10%).  The decrease was primarily due to an inventory adjustment for our gas in storage ($1,350,000, as further discussed in Note 16 of the Notes to Consolidated Financial Statements) recorded in 2009 and decreased uncollectible expense ($994,000) partially offset by increased employee benefit expense ($410,000).  Uncollectible expense decreased due to the collection of past due balances which were specifically reserved for as of June 30, 2009.

Depreciation and Amortization

In 2011, depreciation and amortization increased $1,216,000 (31%) due to increased depreciation rates approved by the Kentucky Public Service Commission in our 2010 rate case.

In 2010, there were no significant changes in depreciation and amortization as compared to 2009.

Other Income and Deductions, Net

In 2011, there were no significant changes in other income and deductions, net as compared to 2010.

In 2010, other income and deductions, net, increased $155,000 (334%) due to increases in the cash surrender value of life insurance as well as an increase in the fair value of the supplemental retirement plan.  The increase in the fair value of the supplemental retirement plan was offset by increased operating expense resulting from a corresponding increase in the liability of the plan.

Other Interest

In 2011, there were no significant changes in other interest as compared to 2010.

In 2010, other interest decreased $316,000 (64%) due to decreased borrowings on our bank line of credit and decreases in the average interest rate on our bank line of credit.

Income Tax Expense

In 2011, income tax expense increased $568,000 (18%) due to an increase in net income before income taxes.  There were no significant changes in our effective tax rate for 2011 as compared to 2010.

In 2010, there were no significant changes in income tax expense or our effective tax rate as compared to 2009.

Basic and Diluted Earnings Per Common Share

For 2011 and 2010, our basic earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those awarded through our incentive compensation plan.

Certain awards under our shareholder approved incentive compensation plan provide the recipient of the award all the rights of a shareholder of Delta Natural Gas Company, Inc. including a right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were 16,000 participating unvested shares outstanding as of June 30, 2011.  As of June 30, 2011, there were no non-participating unvested performance shares outstanding.  Non-participating unvested performance shares would be included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive.  There were no antidilutive shares in 2011 or 2010.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We purchase our gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery. The price we pay for our natural gas supply acquired under our forward gas purchase contracts, however, is fixed prior to the delivery of the gas. Additionally, we inject some of our gas purchases into a storage facility in the non-heating months and withdraw this gas from storage for delivery to customers during the heating season. For our regulated business, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.

Price risk for the non-regulated business is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of June 30, 2011 or June 30, 2010.  The weighted average interest rate on our bank line of credit was 1.8% and 1.9% as of June 30, 2011 and June 30, 2010, respectively.  Based on the average borrowings on our bank line of credit during 2011, a 1% (one hundred basis points) increase in our average interest rate would result in a $35,000 decrease  in our annual pre-tax net income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e)  under the Exchange Act) as of June 30, 2011 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. That report immediately follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the internal control over financial reporting of Delta Natural Gas Company, Inc. and subsidiaries (the "Company") as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Certification of the Chief Executive Officer and Certification of the Chief Financial Officer. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2011 of the Company and our report dated August 26, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
August 26, 2011

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

The other information required by this Item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings”, “Executive Officers”, “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2011.  We incorporate that information in this document by reference.

Item 11.    Executive Compensation

Information in response to this item is contained under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Risks”, “Corporate Governance and Compensation Committee Report”, “Summary Compensation Table”, “Grant of Plan Based Awards”, “Outstanding Equity Awards”, “Retirement Benefits”, “Potential Payments Upon Termination Or Change in Control” and “Termination Table” in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2011.  We incorporate that information in this document by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

Pursuant to the Delta Natural Gas Company, Inc., Incentive Compensation Plan, which our shareholders approved in November, 2009, we have the ability to grant stock bonuses, performance shares and restricted stock to employees, officers and directors. The plan does not provide for the awarding of options, warrants or rights. We do not have any equity compensation plans which have not been approved by our shareholders.

The following table sets forth certain information with respect to our equity compensation plan at June 30, 2011:

Column A	Column B	Column C

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

—	—	475,000

The other information required by this Item is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2011.  We incorporate that information in this document by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings” and  “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2011.  We incorporate that information in this document by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is contained under the caption “Audit Committee Report” in our definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2011.  We incorporate that information in this document by reference.

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

3(ii)	Registrant’s Amended and Restated By-Laws (dated September 24, 2010) are incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 000-8788) dated September 27, 2010.
4(a)
The Indenture dated January 1, 2003 in respect of 7% Debentures due February 1, 2023, is incorporated herein by reference to Exhibit 4(d) to Registrant’s Form S-2 (Reg. No. 333-100852) dated October 30, 2002.

4(b)
The Indenture dated March 1, 2006 in respect of 5.75% Insured Quarterly Notes due April 1, 2021, is incorporated herein by reference to Exhibit 4(d) to Registrant’s Form S-3 (Reg. No. 333-132322) dated March 10, 2006.

10.01
Gas Sales Agreement, dated May 1, 2000 by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(c) to Registrant’s Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10.02
Base Contract for Short-Term Sale and Purchase of Natural Gas, dated January 1, 2002, by and between M & B Gas Services, Inc. and Registrant, is incorporated herein by reference to Exhibit 10(n) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.03
Gas Sales Agreement, dated May 1, 2003, by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(d) to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2003.

10.04
Gas Sales Agreement, dated May 1, 2005, by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(c) to Registrant's Form 10-K (File No. 000-08788), for the period ended June 30, 2005.

10.05
Gas Transportation Agreement (Service Package 9069), dated December 19, 1994, by and between Tennessee Gas Pipeline Company and Registrant is incorporated herein by reference to Exhibit 10(e) to Registrant’s Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10.06
Agreement to transport natural gas between Nami Resources Company L.L.C. and Registrant, dated March 10, 2005, is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 8-K (File No. 000-08788) dated March 23, 2005.

10.07	Amendment, dated July 22, 2010, of agreement to transport natural gas between Nami Resources Company, L.L.C. and Registrant, filed herewith.
10.08
GTS Service Agreements, dated November 1, 1993 (Service Agreement Nos. 37,813, 37,814 and 37,815), and Appendix A to respective Service Agreements, effective November 1, 2010, by and between Columbia Gas Transmission Corporation and Registrant, filed herewith.

10.09
FTS1 Service Agreements, dated October 4, 1994, (Service Agreement Nos. 43,827, 43,828 and 43,829), and Appendix A to respective Service Agreements, effective November 1, 2010, by and between Columbia Gulf Transmission Corporation and Registrant, filed herewith.

10.10
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

10.11
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

10.12
Gas Storage Lease, dated October 4, 1995, by and between Judy L. Fuson, Guardian of Jamie Nicole Fuson, a minor, and Lonnie D. Ferrin and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(j) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.13
Gas Storage Lease, dated November 6, 1995, by and between Thomas J. Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant, is incorporated herein by reference to Exhibit 10(k) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.14
Deed and Perpetual Gas Storage Easement, dated December 21, 1995, by and between Katherine M. Cornelius, William Cornelius, Frances Carolyn Fitzpatrick, Isabelle Fitzpatrick Smith and Kenneth W. Smith and Registrant is incorporated herein by reference to Exhibit 10(l) to Registrant’s Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.15
Loan Agreement, dated October 31, 2002, by and between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(i) to Registrant’s Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10.16
Promissory Note, in the original principal amount of $40,000,000, made by Registrant to the order of Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 10-Q (File No. 000-08788) for the period ended September 30, 2002.

10.17
Modification Agreement extending to October 31, 2004 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2003.

10.18
Modification Agreement extending to October 31, 2005 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2004.

10.19
Modification Agreement extending to October 31, 2007 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated August 19, 2005.

10.20
Modification Agreement extending to October 31, 2009 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 10-Q (File No. 000-08788) for the period ended September 30, 2007.

10.21
Modification Agreement extending to June 30, 2011 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2009.

10.22
Modification Agreement extending to June 30, 2013 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2011.

10.23
Employment agreement dated March 1, 2000, between Glenn R. Jennings, Registrant’s Chairman of the Board, President and Chief Executive Officer, and Registrant, is incorporated herein by reference to Exhibit (k) to Registrant’s Form 10-Q (File No. 000-08788) dated March 31, 2000.

10.24
Officer agreements dated March 1, 2000, between two officers, those being John B. Brown and Johnny L. Caudill, and Registrant, are incorporated herein by reference to Exhibit 10(k) to Registrant’s Form 10-Q (File No. 000-08788) for the period ended March 31, 2000.

10.25
Officer agreement dated November 20, 2008, between Brian S. Ramsey and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 21, 2008.

10.26
Officer agreement dated November 19, 2010, between Matthew D. Wesolosky and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 24, 2010.

10.27
Supplemental retirement benefit agreement and trust agreement between Glenn R. Jennings and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant’s Form 8-K (File No. 000-08788) dated February 25, 2005.

10.28
Registrant's Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated November 17, 2005, is incorporated herein by reference to Exhibit 99(b) to Registrant’s S-3D (Reg. No. 333-130301) dated December 14, 2005.

10.29	Registrant's Incentive Compensation Plan, dated January 1, 2008, is incorporated herein by reference to Exhibit 4.1 to Registrant’s S-8 (Reg. No. 333-165210) dated March 4, 2010.
10.30
Notices of Performance Shares Award between four officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, and Brian S. Ramsey, and Registrant, are incorporated herein by reference to Exhibits 10.3, 10.4, 10.5 and 10.6 of Registrant’s Form 8-K (File No. 000-8788) dated August 20, 2010.

10.31
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky and Registrant, are incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 of Registrant’s Form 8-K (File No. 000-8788) dated August 16, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 2011.

DELTA NATURAL GAS COMPANY, INC.

By: /s/Glenn R. Jennings
Glenn R. Jennings
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:

/s/Glenn R. Jennings	Chairman of the Board, President	August 26, 2011
(Glenn R. Jennings)	and Chief Executive Officer

(ii)Principal Financial Officer

/s/John B. Brown	Chief Financial Officer,	August 26, 2011
(John B. Brown)	Treasurer and Secretary

(iii) Principal Accounting Officer:

/s/ Matthew D. Wesolosky	Vice President - Controller	August 26, 2011
(Matthew D. Wesolosky)

(iv) A Majority of the Board of Directors:

/s/Glenn R. Jennings	Chairman of the Board, President	August 26, 2011
(Glenn R. Jennings)	and Chief Executive Officer

/s/Linda K. Breathitt	Director	August 26, 2011
(Linda K. Breathitt)

/s/Lanny D. Greer	Director	August 26, 2011
(Lanny D. Greer)

/s/Michael J. Kistner	Director	August 26, 2011
(Michael J. Kistner)

/s/Lewis N. Melton	Director	August 26, 2011
(Lewis N. Melton)

/s/Arthur E. Walker, Jr.	Director	August 26, 2011
(Arthur E. Walker, Jr.)

/s/Michael R. Whitley	Director	August 26, 2011
(Michael R. Whitley)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the accompanying consolidated balance sheets of Delta Natural Gas Company, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/  DELOITTE & TOUCHE LLP

Indianapolis, Indiana
August 26, 2011

Delta Natural Gas Company, Inc.

Consolidated Statements of Income

For the Years Ended June 30,	2011	2010	2009

Operating Revenues
Regulated revenues	$48,697,530	$45,675,860	$64,477,638
Non-regulated revenues	34,342,721	30,746,208	41,159,186
Total operating revenues	$83,040,251	$76,422,068	$105,636,824

Operating Expenses
Purchased gas	$47,839,274	$44,100,329	$72,077,631
Operation and maintenance	14,065,725	13,456,449	15,030,287
Depreciation and amortization	5,156,973	3,941,353	3,855,099
Taxes other than income taxes	1,916,485	2,019,443	1,880,607
Total operating expenses	$68,978,457	$63,517,574	$92,843,624

Operating Income	$14,061,794	$12,904,494	$12,793,200

Other Income and Deductions, Net	$151,506	$108,800	$(46,418)

Interest Charges
Interest on long-term debt	$3,584,772	$3,606,086	$3,648,243
Other interest	116,763	175,843	492,151
Amortization of debt expense	387,263	387,263	387,263
Total interest charges	$4,088,798	$4,169,192	$4,527,657

Income Before Income Taxes	$10,124,502	$8,844,102	$8,219,125

Income Tax Expense	$3,759,607	$3,192,285	$3,008,396

Net Income	$6,364,895	$5,651,817	$5,210,729

Earnings Per Common Share (Note 11)
Basic	$1.90	$1.70	$1.58
Diluted	$1.90	$1.70	$1.58

Dividends Declared Per Common Share	$1.36	$1.30	$1.28

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30,	2011	2010	2009

Cash Flows From Operating Activities
Net income	$6,364,895	$5,651,817	$5,210,729

Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	5,640,916	4,448,496	4,362,241
Provision for inventory adjustment	—	—	1,350,300
Deferred income taxes and investment
tax credits	2,536,234	5,015,750	2,135,347
Gain on sale of property, plant and equipment	—	—	(156,023)
Change in cash surrender value of officer’s
life insurance	(58,744)	(28,829)	31,651
Share-based compensation	526,859	—	—

(Increase) decrease in assets
Accounts receivable	(1,833,298)	(845,479)	7,334,709
Gas in storage	(605,529)	3,541,037	3,379,325
Deferred gas cost	(81,799)	(939,969)	2,255,751
Materials and supplies	20,629	143,764	(93,516)
Prepayments	1,874,828	(1,473,433)	(2,173,506)
Other assets	(34,260)	(285,347)	(77,411)

Increase (decrease) in liabilities
Accounts payable	1,936,487	1,706,121	(7,418,187)
Accrued taxes	122,358	256,066	(773,761)
Other current liabilities	(1,351,841)	761,374	486,664
Asset retirement obligations and other	(591,014)	(351,057)	(420,393)

Net cash provided by operating activities	$14,466,721	$17,600,311	$15,433,920

Cash Flows From Investing Activities
Capital expenditures	$(8,123,479)	$(5,275,194)	$(8,422,433)
Proceeds from sale of property, plant and equipment	171,641	161,949	526,763
Other	431,897	60,422	(60,000)
Net cash used in investing activities	$(7,519,941)	$(5,052,823)	$(7,955,670)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows (continued)

For the Years Ended June 30,	2011	2010	2009

Cash Flows From Financing Activities
Dividends on common shares	$(4,562,284)	$(4,323,439)	$(4,231,239)
Issuance of common shares	677,544	432,610	520,407
Repayment of long-term debt	(360,993)	(487,000)	(719,000)
Borrowings on bank line of credit	17,824,196	25,205,557	74,107,057
Repayment of bank line of credit	(17,824,196)	(28,858,660)	(77,282,745)

Net cash used in financing activities	$(4,245,733)	$(8,030,932)	$(7,605,520)

Net Increase (Decrease) in Cash and Cash Equivalents	$2,701,047	$4,516,556	$(127,270)

Cash and Cash Equivalents, Beginning of Year	4,639,145	122,589	249,859

Cash and Cash Equivalents, End of Year	$7,340,192	$4,639,145	$122,589

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
Interest	$3,702,692	$3,785,630	$4,148,311
Income taxes (net of refunds)	$(124,861)	$(676,439)	$1,630,937

Significant non-cash transactions
Accrued capital expenditures	$340,670	$460,357	$414,385
Share-based compensation	$526,859	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets

As of June 30,	2011	2010

Assets

Current Assets
Cash and cash equivalents	$7,340,192	$4,639,145
Accounts receivable, less accumulated allowances for doubtful	6,540,702	4,727,631
accounts of $190,000 and $273,000 in 2011 and 2010,
respectively
Gas in storage, at average cost (Notes 1 and 16)	6,811,260	6,205,731
Deferred gas costs (Notes 1 and 14)	3,378,711	3,296,912
Materials and supplies, at average cost	555,883	536,416
Prepayments	2,113,224	3,640,979

Total current assets	$26,739,972	$23,046,814

Property, Plant and Equipment	$211,409,336	$204,248,520
Less – Accumulated provision for depreciation	(78,232,077)	(73,792,601)

Net property, plant and equipment	$133,177,259	$130,455,919

Other Assets
Cash surrender value of life insurance
(face amount of $1,178,360)	$508,808	$450,064
Prepaid Pension (Note 6)	3,141,116	—
Regulatory assets (Note 1)	8,823,310	12,115,436
Unamortized debt expense and other (Notes 1 and 10)	2,505,774	2,564,187

Total other assets	$14,979,008	$15,129,687

Total assets	$174,896,239	$168,632,420

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets (continued)

As of June 30,	2011	2010

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$8,201,249	$6,460,620
Current portion of long-term debt (Note 10)	1,200,000	1,200,000
Accrued taxes	1,447,094	1,263,755
Customers’ deposits	643,692	535,516
Accrued interest on debt	852,952	854,109
Accrued vacation	707,544	731,869
Deferred income taxes	1,092,255	1,059,912
Other liabilities	317,867	417,694

Total current liabilities	$14,462,653	$12,523,475

Long-Term Debt (Note 10)	$56,751,006	$57,112,000

Long-Term Liabilities
Deferred income taxes	$35,114,249	$32,462,067
Investment tax credits	86,700	113,900
Regulatory liabilities (Note 1)	1,507,928	1,664,139
Accrued pension	—	1,218,441
Asset retirement obligations and other (Note 4)	3,206,519	2,778,228

Total long-term liabilities	$39,915,396	$38,236,775

Commitments and Contingencies (Note 13)

Total liabilities	$111,129,055	$107,872,250

Shareholders’ Equity
Common shares ($1.00 par value), 20,000,000 shares authorized; 3,366,172 and 3,334,856 shares outstanding at June 30, 2011 and June 30, 2010, respectively	$3,366,172	$3,334,856
Premium on common shares	46,054,488	44,881,401
Retained earnings	14,346,524	12,543,913

Total shareholders’ equity	$63,767,184	$60,760,170

Total liabilities and shareholders’ equity	$174,896,239	$168,632,420

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended June 30,	2011	2010	2009

Common Shares
Balance, beginning of year	$3,334,856	$3,318,046	$3,295,759
Issuance of common shares
$1.00 par value of 22,316, 16,810,
and 22,287 shares issued in 2011,
2010 and 2009, respectively	22,316	16,810	22,287
Issuance of common shares under the incentive compensation plan	9,000	—	—

Balance, end of year	$3,366,172	$3,334,856	$3,318,046

Premium on Common Shares
Balance, beginning of year	$44,881,401	$44,465,601	$43,967,481
Issuance of common shares	655,228	415,800	498,120
Issuance of common shares under the incentive compensation plan	254,970	—	—
Share-based compensation	262,889	—	—

Balance, end of year	$46,054,488	$44,881,401	$44,465,601

Retained Earnings
Balance, beginning of year	$12,543,913	$11,215,535	$10,330,345
Change in defined benefit plan measurement date (net of $57,699 of tax) (Note 2)	—	—	(94,300)
Balance, beginning of year, as adjusted	$12,543,913	$11,215,535	$10,236,045
Net income	6,364,895	5,651,817	5,210,729
Cash dividends declared on common
shares (See Consolidated Statements
of Income for rates)	(4,562,284)	(4,323,439)	(4,231,239)

Balance, end of year	$14,346,524	$12,543,913	$11,215,535

Common Shareholders’ Equity
Balance, beginning of year	$60,760,170	$58,999,182	$57,593,585
Change in defined benefit plan measurement date (net of $57,699 of tax) (Note 2)	—	—	(94,300)
Balance, beginning of year, as adjusted	$60,760,170	$58,999,182	$57,499,285
Net income	6,364,895	5,651,817	5,210,729
Issuance of common shares	677,544	432,610	520,407
Issuance of common shares under the incentive compensation plan	263,970	—	—
Share-based compensation	262,889	—	—
Dividends on common shares	(4,562,284)	(4,323,439)	(4,231,239)

Balance, end of year	$63,767,184	$60,760,170	$58,999,182

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

(c) Property, Plant and Equipment   Property, plant and equipment is stated at original cost, which includes materials, labor, labor related costs and an allocation of general and administrative costs.  A betterment or replacement of a unit of property is accounted for as an addition of utility plant.  Construction work in progress has been included in the rate base for determining customer rates, and therefore an allowance for funds used during construction has not been recorded.  The cost of regulated plant retired or disposed of in the normal course of business is deducted from plant accounts and such cost, less salvage value, is charged to the accumulated provision for depreciation.

Property, plant and equipment is comprised of the following major classes of assets:

($000)	2011	2010

Regulated segment
Distribution, transmission and storage	182,041	179,366
General, miscellaneous and intangibles	21,847	21,040
Construction work in progress	5,142	1,602
Total regulated segment	209,030	202,008

Non-regulated segment	2,379	2,241
Total property, plant and equipment	211,409	204,249

We have a pipe replacement program approved by the Kentucky Public Service Commission, which allows us to adjust rates annually to earn a return on capital expenditures for the replacement of pipe and related facilities incurred subsequent to the test year in our most recent rate case.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.

(d) Depreciation  We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant.  The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.6%, 2.1% and 2.1% of average depreciable plant for 2011, 2010 and 2009, respectively.  Effective October, 2010 we implemented new depreciation rates approved by the Kentucky Public Service Commission in our 2010 rate case which decreased the remaining depreciable lives of our depreciable assets.

As approved by the Kentucky Public Service Commission, we accrue asset removal costs for certain type of property through depreciation expense with a corresponding credit to regulatory liabilities on the Consolidated Balance Sheet.  When depreciable utility plant and equipment is retired any related removal costs incurred are charged against the regulatory liability.

(e) Maintenance   All expenditures for maintenance and repairs of units of property are charged to the appropriate maintenance expense accounts in the month incurred.

(f) Gas Cost Recovery    We have a Gas Cost Recovery (“GCR”) component of our regulated gas rates which provides for a dollar-tracker that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred by the regulated segment and is approved by the Kentucky Public Service Commission.  We expense gas costs based on the amount of gas costs recovered through revenue.  Any differences between actual gas costs and those estimated costs billed are deferred and reflected in the computation of future billings to customers using the GCR mechanism.  In our general rate case, the Kentucky Public Service Commission approved a change to our gas cost recovery clause, effective January, 2011, allowing us to recover the uncollectible gas cost portion of bad debt expense as a component of the GCR adjustment.

(g) Revenue Recognition    We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer’s meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

(000)	2011	2010

Unbilled revenues ($)	1,437	1,120
Unbilled gas costs ($)	410	333
Unbilled volumes (Mcf)	58	53

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

(k) Rate Regulated Basis of Accounting     We account for our regulated segment in accordance with applicable regulatory guidance.  The economic effects of regulation can result in a regulated company recovering costs from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise.  When this results, costs are deferred as assets on the Consolidated Balance Sheets (“regulatory assets”) and recorded as expenses when such amounts are reflected in rates.  Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (“regulatory liabilities”).  The amounts recorded as regulatory assets and regulatory liabilities are as follows:

($000)	2011	2010

Regulatory assets
Current assets
Deferred gas costs	3,379	3,297

Other assets
Conservation/efficiency program expenses	206	183
Loss on extinguishment of debt	1,967	2,157
Asset retirement obligations	2,391	2,000
Accrued pension	4,069	7,557
Regulatory case expenses	190	218
Total other assets	8,823	12,115

Total regulatory assets	12,202	15,412

Regulatory liabilities
Accrued cost of removal on long-lived assets	346	381
Regulatory liability for deferred income taxes	1,162	1,283
Total regulatory liabilities	1,508	1,664

All of our regulatory assets and liabilities have been approved for recovery by the Kentucky Public Service Commission and are currently being recovered or refunded through our regulated gas rates.  In addition, the unrecovered balance of the loss on extinguishment of debt is included in rate base and, therefore, earns a return.  The weighted average recovery period of regulatory assets not earning a return is 20 years.

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

(n)  Marketable Securities  We have a supplemental retirement benefit agreement with Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer, that is a non-qualified deferred compensation plan.  The agreement establishes an irrevocable rabbi trust, in which the assets of the trust are earmarked to pay benefits under the agreement.  We have recognized a liability related to the obligation to pay these benefits to Mr. Jennings.  We make discretionary contributions to the trust in order to fully fund the related deferred compensation liability.

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

We determine fair value based on the following fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

•	Level 1 -	Observable inputs consisting of quoted prices in active markets for identical assets or liabilities;

•	Level 2 -	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 -	Unobservable inputs which require the reporting entity to develop its own assumptions.

Although accounting standards permit entities to elect to measure many financial instruments and certain other items at fair value, we do not currently have any financial assets or financial liabilities for which this provision has been elected. However, in the future, we may elect to measure certain financial instruments at fair value in accordance with these standards.

      (p) Gas In Storage   We operate a natural gas underground storage field that we utilize to inject and store natural gas during the non-heating season, and we then withdraw natural gas during the heating season to meet our customers’ needs.  The potential exists for differences between actual volumes stored versus our perpetual records primarily due to inaccuracies in measurement of injections and withdrawals or the risks of gas escaping from the facility. We periodically analyze the volumes, pressure and other data relating to the storage field in order to substantiate the gas inventory carried in our perpetual inventory records.  The periodic analysis of the storage field data utilizes trends in the underlying data and can require multiple periods of observation to determine if differences exist.  The analysis can result in adjustments made to our perpetual inventory records, as further discussed in Note 16 of the Notes to Consolidated Financial Statements.  The gas in storage inventory is recorded at average cost.

(2)  New Accounting Pronouncements

Recently Issued Pronouncements

(a)  Fair Value Measurement and Disclosure  In May, 2011, the Financial Accounting Standards Board issued guidance on fair value measurement and disclosure.  The guidance was issued as part of a joint effort between the Financial Accounting Standards Board and the International Accounting Standards Board to converge the two set of standards into a single conceptual framework which would change how fair value measurement guidance is applied in future periods.  The guidance, which will be effective for our quarter ending March 31, 2012, is not expected to have a material impact on our results of operations or financial position.

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

($000)	2011	2010

Trust assets	511	373

The carrying amounts of our other financial instruments, including cash equivalents, accounts receivable, notes receivable and accounts payable, approximate their fair value.

Our Debentures and Insured Quarterly Notes, presented as current portion of long-term debt and long-term debt on the Consolidated Balance Sheets, are stated at historical cost.  Fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate.  The Insured Quarterly Notes contain insurance that provides for the continuing payment of principal and interest to the holders in the event we default on the Insured Quarterly Notes.  Upon default, the insurer would pay interest and principal to the holders through the maturity of the Insured Quarterly Notes and our obligation would transfer to the insurer.  Therefore, the insurance is not considered in the determination of the fair value of the Insured Quarterly Notes.

	2011		2010
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

7% Debentures	19,410	18,988	19,460	18,839
5.75% Insured Quarterly Notes	38,541	34,400	38,852	34,128

(4)   Asset Retirement Obligations

Legal obligations

As of June 30, 2011 and 2010, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain gas wells, storage tanks, mains and services.  During the fiscal year ended 2011, we recognized asset retirement obligations for mains and services placed into service in the amount of $1,000.  In 2011, our asset retirement obligations increased to reflect revisions to the estimated cost to retire certain mains and wells.  In 2010, our asset retirement obligations increased to reflect revisions to the estimated cost to retire certain services.  For asset retirement obligations related to regulated assets, accretion of the liability and depreciation of the asset retirement costs are recorded as regulatory assets, pursuant to regulatory accounting standards, as we recover the cost of removing our regulated assets through our depreciation rates.

The following is a summary of our asset retirement obligations and related assets (net of accumulated depreciation), reflected on the accompanying Consolidated Balance Sheets under the captions asset retirement obligations and other, and property, plant and equipment, respectively:

($000)	2011	2010

Asset Retirement Obligations
Beginning of year	2,201	1,670
Liabilities incurred	1	4
Liabilities settled	(434)	(371)
Accretion	167	126
Revisions in estimated cash flows	626	772

End of year	2,561	2,201

We have an additional asset retirement obligation relative to the retirement of wells located at our underground natural gas storage facility.  Since we expect to utilize the storage facility as long as we provide natural gas to our customers, we have determined the underlying asset has an indeterminate life.  Therefore, we have not recorded a liability associated with the cost to retire the wells.

Non-legal obligations

In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense to the extent recovery of such costs is granted by our regulator even though such costs do not represent legal obligations.  In accordance with regulatory accounting standards, $346,000 and $382,000 of such accrued cost of removal was recorded as a regulatory liability on the accompanying Consolidated Balance Sheets as of June 30, 2011 and 2010, respectively.

(5)   Income Taxes

We provide for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes.  The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial reporting purposes, differences in recognition of purchased gas costs and certain accruals which are not currently deductible for income tax purposes.  Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties.  We utilize the asset and liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities be computed using tax rates that will be in effect when the book and tax temporary differences reverse. Changes in tax rates applied to accumulated deferred income taxes are not immediately recognized in operating results because of ratemaking treatment.  A regulatory liability has been established to recognize the regulatory obligation to refund these excess deferred taxes through customer rates.  The current portion of the net accumulated deferred income tax liability is shown as current liabilities and the long-term portion is included in deferred credits and other on the accompanying Consolidated Balance Sheets.  Delta’s state net operating loss carry forward expires in 2029.  The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:

($000)	2011	2010

Deferred Tax Liabilities
Accelerated depreciation	32,827	31,002
Deferred gas costs	1,283	1,252
Regulatory assets – loss on extinguishment of debt	747	819
Regulatory assets – asset retirement obligations	589	600
Regulatory assets – unrecognized accrued pension	1,545	2,869
Pension	1,035	—
Prepaid expenses	346	358
Other	506	114

Total	38,878	37,014

Deferred Tax Assets
Alternative minimum tax credits	36	762
Regulatory liabilities	441	487
Investment tax credits	33	43
Reserve for bad debt	81	104
Asset retirement obligations	910	608
Accrued employee benefits	765	486
Section 263(a) capitalized costs	77	75
Pension	—	473
State net operating loss carryforward	116	268
Other	213	186

Total	2,672	3,492

Net accumulated deferred income tax liability	36,206	33,522

The components of the income tax provision are comprised of the following for the years ended June 30:

($000)	2011	2010	2009

Components of Income Tax Expense
Current
Federal	956	(1,709)	560
State	276	(115)	255
Total	1,232	(1,824)	815
Deferred	2,528	5,016	2,193
Income tax expense	3,760	3,192	3,008

Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

(%)	2011	2010	2009

Statutory federal income tax rate	34.0	34.0	34.0
State income taxes, net of federal benefit	4.0	4.0	4.0
Amortization of investment tax credits	(0.3)	(0.3)	(0.4)
Other differences, net	(0.6)	(1.6)	(1.0)
Effective income tax rate	37.1	36.1	36.6

We recognize the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The liability for unrecognized tax benefits expected to be recognized within the next twelve months has partially offset our prepaid income taxes and been presented in prepayments on the Consolidated Balance Sheets.  The liability for unrecognized tax benefits not expected to be recognized within the next twelve months has been presented in asset retirement obligations and other on the Consolidated Balance Sheets.  Interest and penalties on tax uncertainties are classified in income tax expense in the Consolidated Statements of Income.

The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $80,000 and $66,000 as of June 30, 2011 and 2010, respectively.  As of June 30, 2011, we have accrued interest of $56,000 on unrecognized tax positions, of which $26,000 and $9,000 was recognized in the 2011 and 2010 Consolidated Statements of Income, respectively.

The following is a tabular reconciliation of our unrecognized tax benefits:

($000)	2011	2010

Beginning Balance	194	378
Gross increases
Tax positions in prior period	102	28
Gross decreases
Tax positions in prior period	(30)	(24)
Lapse of statute of limitations	—	(188)
Ending Balance	266	194

We file income tax returns in the federal and Kentucky jurisdictions.  Tax years previous to June 30, 2008 and June 30, 2007 are no longer subject to examination for federal and Kentucky income taxes, respectively.  Our federal 2008 and 2009 tax returns are currently under examination.

(6)  Employee Benefit Plans

(a)   Defined Benefit Retirement Plan   We have a trusteed, noncontributory, defined benefit retirement plan covering all eligible employees hired prior to May 9, 2008.  Retirement income is based on the number of years of service and annual rates of compensation.  The Company has historically made annual contributions equal to the amounts necessary to fund the plan adequately.  We contributed $2,000,000 to the plan in fiscal 2011.

Generally accepted accounting principles (“GAAP”) require employers who sponsor defined benefit plans to recognize the funded status of a defined benefit pension plan on the balance sheet and to recognize through comprehensive income the changes in the funded status in the year in which the changes occur.  However, regulatory accounting standards provide that regulated entities can defer recoverable costs that would otherwise be charged to expense or equity by non-regulated entities. Current cost-of-service ratemaking in Kentucky allows recovery of net periodic benefit cost as determined under GAAP.  The Kentucky Public Service Commission has been clear and consistent with its historical treatment of such rate recovery; therefore, we have recorded a regulatory asset representing the probable recovery of the portion of the change in funded status of the defined benefit plan that is expected to be recognized in future net periodic benefit cost.  The regulatory asset is adjusted annually as prior service cost and actuarial losses are recognized in net periodic benefit cost.

Our obligations and the funded status of our plan, measured at June 30, 2011 and June 30, 2010, respectively, are as follows:

($000)	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	16,506	14,058
Service cost	939	728
Interest cost	854	855
Actuarial loss	64	2,044
Benefits paid	(448)	(1,179)
Benefit obligation at end of year	17,915	16,506

Change in Plan Assets
Fair value of plan assets at beginning of year	15,288	13,629
Actual return on plan assets	4,216	2,338
Employer contributions	2,000	500
Benefits paid	(448)	(1,179)
Fair value of plan assets at end of year	21,056	15,288

Recognized Amounts
Projected benefit obligation	(17,915)	(16,506)
Plan assets at fair value	21,056	15,288
Funded status	3,141	(1,218)

Net amount recognized as prepaid (accrued) benefit costs on the Consolidated Balance Sheets	3,141	(1,218)

	2011	2010

Items Not Yet Recognized as a Component of Net Periodic Benefit Costs
Prior service cost	(576)	(662)
Net loss	4,645	8,219
Amounts recognized as regulatory assets	4,069	7,557

The accumulated benefit obligation was $15,721,000 and $14,426,000 for 2011 and 2010, respectively.

($000)	2011	2010	2009

Components of Net Periodic Benefit Cost
Service cost	939	727	677
Interest cost	854	855	810
Expected return on plan assets	(1,079)	(953)	(1,010)
Amortization of unrecognized net loss	501	497	217
Amortization of prior service cost	(86)	(86)	(86)
Net periodic benefit cost	1,129	1,040	608

Weighted-Average % Assumptions Used to Determine Benefit Obligations
Discount rate	5.25	5.25	6.25
Rate of compensation increase	4.0	4.0	4.0

Weighted-Average % Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.25	6.25	6.50
Expected long-term return on plan assets	7.0	7.0	7.0
Rate of compensation increase	4.0	4.0	4.0

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

		Actual Allocation
	Target
(%)	Allocation	2011	2010
Asset Class (a)
Cash	-	-	-

Equity Securities
U.S. Equity Securities	38	47	46
Foreign Equity Securities	17	16	17
Domestic Real Estate	10	12	13
	65	75	76

Fixed Income Securities	35	25	24
	100	100	100

(a)      Each mutual fund and common collective trust has been categorized based on its primary investment strategy.

The mutual funds are categorized as Level 1 in the fair value hierarchy as the fair value of the mutual funds is determined based on the quoted market price of each fund. The common/collective trusts are categorized as Level 2 in the fair value hierarchy. The fair value of the common/collective trusts are determined based on the net asset value as published by the respective fund manager multiplied by the number of units held in the trust.  For our investments in the common/collective trusts, there are no restrictions on our ability to sell these investments.  The respective level within the fair value hierarchy is determined as described in Note 1 of the Notes to Consolidated Financial Statements.  The following represents the fair value of plan assets:

($000)	2011	Level 1	Level 2	Level 3
Asset Class (a)
Cash	21	21	-	-

Exchange Traded Mutual Funds
U.S. Equity Securities	717	717	-	-
Fixed Income Securities	1,098	1,098	-	-
Foreign Equity Securities	1,263	1,263	-	-
Domestic Real Estate Securities	2,442	2,442	-	-
	5,520	5,520	-	-

Common Collective Trusts
Short-Term Income Fund	68	-	68	-
U.S. Fixed Income Fund	2,179	-	2,179	-
Global Equity Growth Fund	2,559	-	2,559	-
Global Equity Value Fund	1,150	-	1,150	-
U.S. Equity Index Fund	2,000	-	2,000	-
Foreign Equity Index Fund	2,039	-	2,039	-
Blended Fund (b)	5,520	-	5,520	-
	15,515	-	15,515	-

Total	21,056	5,541	15,515	-

($000)	2010	Level 1	Level 2	Level 3
Asset Class (a)
Cash	9	9	-	-

Exchange Traded Mutual Funds
U.S. Equity Securities	502	502	-	-
Foreign Equity Securities	1,161	1,161	-	-
Domestic Real Estate Securities	1,916	1,916	-	-
	3,579	3,579	-	-

Common Collective Trusts
Short-Term Income Fund	224	-	224	-
U.S. Fixed Income Fund	2,210	-	2,210	-
Global Equity Growth Fund	1,659	-	1,659	-
Global Equity Value Fund	798	-	798	-
U.S. Equity Index Fund	1,394	-	1,394	-
Foreign Equity Index Fund	1,418	-	1,418	-
Blended Fund (b)	3,997	-	3,997	-
	11,700	-	11,700	-

Total	15,288	3,588	11,700	-

(a)   Each mutual fund and common collective trust has been categorized based on its primary investment strategy.
(b)   The blended fund is a combination of the U.S. equity securities (65%) and U.S. fixed income securities (35%).

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

We made $2,000,000 of discretionary contributions to the defined benefit plan in 2011.  We expect to contribute $500,000 to the defined benefit plan in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($000)

2012	754
2013	1,345
2014	577
2015	2,377
2016	727
2017 – 2021	6,070

Effective May 9, 2008, any employees hired on and after that date were not eligible to participate in our defined benefit retirement plan.  Freezing the defined benefit plan for new entrants did not impact the level of benefits for existing participants.

We do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

(b)  Employee Savings Plan   We have an Employee Savings Plan (“Savings Plan”) under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. The Company matches 100% of the employee’s contribution up to a maximum company contribution of 4% of the employee’s annual compensation.  Employees hired after May 9, 2008, who are not eligible to participate in the defined benefit retirement plan, annually receive an additional 4% non-elective contribution into their Savings Plan account.  Company contributions are discretionary and subject to change with approval from our Board of Directors.  For 2011, 2010, and 2009, Delta’s Savings Plan expense was $301,000, $293,000 and  $308,000, respectively.

(c)  Supplemental Retirement Agreement   We sponsor a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta’s Chairman of the Board, President and Chief Executive Officer. Delta contributes $60,000 annually into an irrevocable trust until Mr. Jennings’ retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. As of June 30, 2011 and 2010, the irrevocable trust assets are $511,000 and $373,000, respectively. These amounts are included in unamortized debt expense and other on the accompanying Consolidated Balance Sheets. Liabilities, in corresponding amounts, are included in asset retirement obligations and other on the accompanying Consolidated Balance Sheets.

(7)  Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan (“Reinvestment Plan”) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company.  Under the Reinvestment Plan we issued 22,316, 16,810 and 22,287 shares in 2011, 2010 and 2009, respectively.  We registered 200,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2011 there were 94,685 shares available for issuance.

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

(9)  Notes Payable

Based on the average borrowings on our bank line of credit during 2011, a 1% (one hundred basis points) increase in our average interest rate would result in a $35,000 decrease in our annual pre-tax net income.  The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of June 30, 2011 and June 30, 2010.  The maximum amount borrowed during 2011 and 2010 was $7,709,000 and $13,429,000, respectively.  Effective June 30, 2011, the bank line of credit was extended through June 30, 2013.  The extension decreased the interest rate on the used line of credit from the London Interbank Offered Rate plus 1.5% to the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is .125%.

(10)  Long-Term Debt

In April, 2006, we issued $40,000,000 of 5.75% Insured Quarterly Notes that mature in April, 2021, of which $38,541,000 and $38,852,000 was outstanding as of June 30, 2011 and 2010, respectively.  Redemption of up to $25,000 annually will be made on behalf of individual deceased holders, up to an aggregate of $800,000 annually for all deceased beneficial owners.  The 5.75% Insured Quarterly Notes can be redeemed by us with no premium.  In the event of default on the Insured Quarterly Notes, the holders are insured for both principal and interest payments.  The insurer would continue to pay interest and principal through the maturity of the Insured Quarterly Notes.

In February, 2003 we issued $20,000,000 of 7.00% Debentures that mature in February, 2023, of which $19,410,000 and $19,460,000 was outstanding as of June 30, 2011 and 2010, respectively.  Redemption of up to $25,000 annually will be made on behalf of individual deceased holders, up to an aggregate of $400,000 annually for all deceased beneficial owners.  The 7.00% Debentures can be redeemed by us with no premium.

We amortize debt issuance expenses over the life of the related debt on a straight-line basis, which approximates the effective interest method.  At June 30, 2011 and 2010, the unamortized balance was $3,961,000 and $4,349,000, respectively. Loss on extinguishment of debt of $1,967,000 and $2,157,000 included in the above has been deferred as a regulatory asset and is being amortized over the term of the related debt consistent with regulatory accounting as further discussed in Note 1 of Notes to Consolidated Financial Statements.

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

Our bank line of credit agreement and the Indentures relating to all of our publicly held Debentures and Insured Quarterly Notes contain defined “events of default” which, among other things, can make the obligations immediately due and payable. Of these, we consider the following covenants to be most restrictive:

•
Dividend payments cannot be made or our capital stock repurchased unless after giving effect to such dividend payments or repurchases our consolidated shareholders’ equity minus the value of the Company’s intangible assets exceeds $25,800,000 (thus no retained earnings were restricted),

•	we may not assume any secured indebtedness in excess of $5,000,000, unless we secure our 7.00% Debentures and 5.75% Insured Quarterly Notes equally with the additional secured indebtedness, and

•	without the consent of the bank that has extended to us our bank line of credit (or paying off and terminating our bank line of credit), we may not:

•	merge with another entity,
•	sell a material portion of our assets other than in the ordinary course of business,
•	issue stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, or
•	permit any person or group of related persons to hold more than twenty percent (20%) of the Company’s outstanding shares of common stock.

Furthermore, a default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with the bank line of credit and all of the Debentures and Insured Quarterly Notes. We were not in default on any of our bank line of credit, Debentures or Insured Quarterly Notes during any period presented.

(11)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009
Numerator – Basic and Diluted
Net Income ($000)	6,365	5,652	5,211
Less: dividends paid ($000)	(4,562)	(4,323)	(4,231)

Undistributed earnings ($000)	1,803	1,329	980
Percentage allocated to common shares (a)	99.9%	100.00%	100.00%

Undistributed earnings allocated to common shares ($000)	1,801	1,329	980
Add: dividends declared allocated to common shares ($000)	4,557	4,323	4,231

Net income available to common shares ($000)	6,358	5,652	5,211

Denominator – Basic
Weighted-average
Common shares	3,353,612	3,326,160	3,306,026
Add: Incremental unvested non-participating shares	2,790	—	—

Denominator – Diluted	3,356,402	3,326,160	3,306,026

Per common share net income ($)
Basic	1.90	1.70	1.58
Diluted	1.90	1.70	1.58

(a) Percentage allocated to common shares – weighted average
Common shares outstanding	3,353,612	3,326,160	3,306,026
Unvested participating shares	4,000	—	—
Total	3,357,612	3,326,160	3,306,026
Percentage allocated to common shares	99.9%	100.0%	100.0%

Certain awards under our shareholder approved incentive compensation plan provide the recipient of the award all the rights of a shareholder of Delta Natural Gas Company, Inc. including a right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method.  There were 16,000 participating unvested shares outstanding as of June 30, 2011.  As of June 30, 2011, there were no non-participating unvested performance shares outstanding.  Non-participating unvested performance shares would be included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such shares is antidilutive.  There were no antidilutive shares in 2011.

(12)  Operating Leases

We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $72,000, $74,000 and $78,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

(13)  Commitments and Contingencies

We have entered into forward purchase agreements beginning in July, 2010 and expiring at various dates through December, 2011.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers’ gas requirements.  These agreements have aggregate minimum purchase obligations of $218,000 for our fiscal year ended June 30, 2012.

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and Change of Control Agreements with our other four officers. The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $3.5 million would be paid in addition to continuation of specified benefits for up to five years.  Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 18 and Note 20 of Notes to Consolidated Financial Statements, would immediately vest.

The Kentucky Department of Revenue has assessed Delta Resources $5,565,000, which includes $3,013,000 in taxes, $1,963,000 in penalties and $589,000 in interest for failure to collect and remit a 3% Utility Gross Receipts License tax for the period July, 2005 through June, 2011.  The tax is a 3% license tax levied on the gross billing by a utility and is passed through to its customers.  Delta Resources is a natural gas marketer and not a utility regulated by the Kentucky Public Service Commission.  Since case law in the state of Kentucky and opinions issued by the State Attorney General support that the Utility Gross Receipts License Tax is applicable only to regulated utilities, we believe Delta Resources is exempt from the tax.  We have protested the assessment, but cannot currently predict the outcome of the protest.  As of June 30, 2011, we have not accrued any amounts related to this assessment.

Although the Kentucky Department of Revenue has not asserted a claim for the interest accrued subsequent to the date of the assessments, we have calculated that unasserted liabilities for interest approximate $132,000.

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

In January, 2011, we filed a lawsuit against Chartis Insurance seeking recovery of an insurance claim filed by us with Chartis Insurance in March, 2009.  The claim sought reimbursement of $1,350,000 related to gas that escaped from our underground storage field during 2007, as further discussed in Note 16 of the Notes to Consolidated Financial Statements.  During such time we had a policy with Chartis Insurance to insure the natural gas which is stored in the underground storage field, and we believed the policy was designed to cover such a loss.  Chartis Insurance has not reimbursed us for our loss, as the external consultant engaged by Chartis Insurance has challenged our right to recover under the policy.  Delta and Chartis filed motions on the issue of which party has the burden of proof with respect to the cause of the gas loss.  In May, 2011 the Court ruled on the motion citing that Delta has the burden of proof to demonstrate the loss was caused by an external factor.  Although the matter is currently in litigation, we have also engaged in settlement discussions with Chartis.  We are unable to predict the outcome of this legal proceeding or the settlement discussions.

We are not a party to any other material pending legal proceedings.

(14)  Regulatory Matters

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

In April, 2010, we filed a request for increased rates with the Kentucky Public Service Commission.  This general rate case, Case No. 2010-00116, requested an annual revenue increase of approximately $5,315,000.  The rate case utilized a test year of the twelve months ended December 31, 2009 and requested a return on common equity of 12.0%.

The Kentucky Public Service Commission approved increased base rates in this general rate case to provide an additional $3,513,000 in annual revenues based upon a 10.4% allowed return on common equity and a $1,770,000 increase in annual depreciation expense.  A majority of the increase was allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues is less dependent on customer usage and occurs more evenly throughout the year.  The increased base rates were effective for service rendered on and after October 22, 2010.

In addition to the increased rates, our pipe replacement program was approved in our 2010 rate case.  Our pipe replacement program allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to the test year which are associated with the replacement of pipe and related facilities.  The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.  In February, 2011, the Kentucky Public Service Commission approved our initial pipe replacement filing, effective May, 2011, which will provide us $139,000 in additional annual revenues.

The Kentucky Public Service Commission allows us a conservation and efficiency program for our residential customers.  The program provides for us to perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high-efficiency appliances.  The program helps to align our interests with our residential customer's interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation.  Our rates are adjusted annually to recover the costs incurred under these programs, including the reimbursement of margins on lost sales and the incentives provided to us.

The Kentucky Public Service Commission allows us a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission.  Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred.  In our general rate case, the Kentucky Public Service Commission approved a change to our gas cost recovery clause, effective January, 2011, allowing us to recover the uncollectible gas cost portion of bad debt expense as a component of the gas cost recovery adjustment.

Additionally, we have a weather normalization provision in our tariffs, approved by the Kentucky Public Service Commission, which allows us to adjust our rates to residential and small non-residential customers to reflect variations from thirty year average weather for our December through April billing cycles.  These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

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

(15)  Operating Segments

Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing and production. The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky.  Virtually all of the revenues recorded under both segments come from the sale or transportation of natural gas. Price risk for the regulated business is mitigated through our gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand.  However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict our demand. In addition, we are exposed to changes in the market price of gas on uncommitted gas volumes of our non-regulated companies.

In our non-regulated segment two customers each provided more than 5% of our operating revenues.  Our largest customer provided $11,461,000, $6,722,000 and $4,285,000 of non-regulated revenues during 2011, 2010 and 2009, respectively.  Our second largest customer provided $8,067,000 and $5,097,000 of non-regulated revenues during 2011 and 2010, respectively.  There is no assurance that revenues from these customers will continue at these levels.

In 2011, 2010 and 2009, we purchased approximately 99% of our natural gas from Atmos Energy Marketing and M & B Gas Services.

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

($000)	2011	2010	2009
Operating Revenues
Regulated
External customers	48,697	45,676	64,479
Intersegment	3,777	3,441	3,427
Total regulated	52,474	49,117	67,906
Non-regulated
External customers	34,343	30,746	41,158
Eliminations for intersegment	(3,777)	(3,441)	(3,427)
Total operating revenues	83,040	76,422	105,637

Operating Expenses
Regulated
Purchased gas	21,078	20,518	39,138
Depreciation	5,037	3,823	3,737
Other	14,318	15,105	15,246
Total regulated	40,433	39,446	58,121
Non-regulated
Purchased gas	26,762	23,582	32,940
Depreciation	120	118	118
Other	5,440	3,813	5,092
Total non-regulated	32,322	27,513	38,150
Eliminations for intersegment	(3,777)	(3,441)	(3,427)
Total operating expenses	68,978	63,518	92,844

($000)	2011	2010	2009
Other Income and Deductions, Net
Regulated	153	108	(50)
Non-regulated	(1)	—	4
Total other income and deductions	152	108	(46)

Interest Charges
Regulated	4,029	4,055	4,305
Non-regulated	60	114	223
Total interest charges	4,089	4,169	4,528

Income Tax Expense
Regulated	3,012	2,008	1,949
Non-regulated	748	1,184	1,059
Total income tax expense	3,760	3,192	3,008

Net Income
Regulated	5,153	3,717	3,479
Non-regulated	1,212	1,935	1,732
Total net income	6,365	5,652	5,211

Assets
Regulated	168,997	164,871	154,297
Non-regulated	5,899	3,761	8,208
Total assets	174,896	168,632	162,505

Capital Expenditures
Regulated	8,120	5,275	8,422
Non-regulated	3	—	—
Total capital expenditures	8,123	5,275	8,422

(16)         Gas in Storage Inventory Adjustment

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

In March, 2009, we filed an insurance claim for $1,350,000 relating to the escaped gas.  As of June 30, 2011, we have not received any insurance proceeds and are currently in litigation with our insurance carrier, as further discussed in Note 13 of the Notes to Consolidated Financial Statements.

(17)        Sale of Property, Plant and Equipment

During 2009, we sold two surplus office buildings for $335,000, which resulted in us recording $156,000 of gains on the sales.  The gains are included in operation and maintenance expense in the 2009 Consolidated Statement of Income.

(18)	Share-Based Compensation

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

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 500,000 shares.  As of June 30, 2011, 475,000 shares of common stock were available for issuance under the Plan.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation is recorded in operation and maintenance expense in the Consolidated Statement of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of the shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met.

($000)	2011	2010

Share-based compensation expense	527	—

The cumulative compensation expense recognized for share-based compensation exceeds the tax deductions allowed on our income tax returns.  An immaterial tax deficiency was recognized in income tax expense during 2011, which increased our taxes payable.

In August, 2010, shares of common stock were awarded to virtually all of Delta’s employees and directors in accordance with the Plan.  The 9,000 shares awarded had a grant date fair value of $264,000 at $29.33 per share.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting date and the grant date the shares awarded were not transferable by the holders.  Once the shares were vested, the shares were immediately transferable.

In August, 2010, performance shares were awarded to the Company's executive officers.  The maximum which could be issued under the performance awards was 16,000 shares, which had a grant date fair value of $469,000 ($29.33 per share).  The performance share awards vest only if the performance objective of the awards is met, which was based on the Company's fiscal 2011 earnings per common share, before any cash bonuses or stock awards.  As of June 30, 2011, the performance objective has been satisfied and subject to further limitations described in the Incentive Compensation Plan and the Notice of Performance Shares Awards, 16,000 shares will be paid in the form of unvested shares, which contain a service condition whereby a recipient of the award shall vest in one-third increments each year beginning on August 31, 2011, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period.   Compensation expense of $263,000 was recognized during 2011 related to these awards and a remaining $206,000 of compensation expense is expected to be recognized between 2012 and 2014.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objective.

Since the performance condition has been satisfied, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards.  The holder becomes vested as a result of certain events such as death or disability of the holder.  Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at June 30, 2011 is 2.2 years.  Holders of performance shares may not sell, transfer, or pledge their shares until the shares vest.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares		Weighted-average grant date fair value

Unvested awards at June 30, 2010	—		$ —
Granted	16,000	(1)	$ 29.33
Vested	—		—
Forfeited	—		—
Unvested awards at June 30, 2011	16,000		$ 29.33

(1)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

 (19)           Quarterly Financial Data (Unaudited)

The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

Quarter Ended	Operating Revenues	Operating Income	Net Income (Loss)	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share

Fiscal 2011

September 30	$10,016,478	$234,448	$(416,177)	$(.12)	$(.12)
December 31	23,756,304	5,282,172	2,694,024.80		.80
March 31	35,355,010	7,945,879	4,331,090	1.29	1.29
June 30	13,912,459	599,295	(244,042)	(.07)	(.07)

Fiscal 2010

September 30	$8,130,950	$40,540	$(563,004)	$(.17)	$(.17)
December 31	21,114,433	4,086,010	1,912,875.58		.58
March 31	36,090,839	7,779,167	4,332,078	1.30	1.30
June 30	11,085,846	998,777	(30,132)	(.01)	(.01)

 (20)           Subsequent Events

In August, 2011, 11,000 shares were awarded as a stock bonus for employees and officers and as equity compensation for members of the Board of Directors, which had a grant date fair value of $337,000.  Additionally, in August, 2011, performance shares were awarded to the Company’s executive officers.  The performance share awards will vest only if the performance objective of the awards is met, which is based on the Company’s fiscal 2012 audited earnings per share, before any cash bonuses or stock awards.  Subject to further limitations described in the Incentive Compensation Plan and the Notice of Performance Share Awards, all performance shares paid shall be in the form of unvested shares, which contain a service condition whereby recipients of the awards shall vest in one-third increments each year beginning on August 31, 2012, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period.  The maximum number of shares which could be issued under the performance awards is 18,000, having a grant date fair value of $552,000.

SCHEDULE II

DELTA NATURAL GAS COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 and 2009

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions

			Charged to
	Balance at	Charged to	Other	Amounts
	Beginning of	Costs and	Accounts –	Charged Off	Balance at
Description	Period	Expenses	Recoveries	Or Paid	End of Period

Deducted From the Asset to Which it Applies – Allowance for doubtful accounts for the years ended:

June 30, 2011	$273,000	$67,359	$170,810	$321,169	$190,000
June 30, 2010	819,000	(163,088)	71,866	454,778	273,000
June 30, 2009	465,000	830,588	67,803	544,391	819,000