Form 10-Q
period 2013-03-31
DELTA NATURAL GAS CO INC
filed 2013-05-07
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
 As of March 31, 2013, Delta Natural Gas Company, Inc. had 6,855,973 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

OPERATING REVENUES
Regulated revenues	$19,140,556	$16,927,971	$38,181,030	$35,529,294
Non-regulated revenues	11,992,793	9,788,099	26,511,323	26,609,449
Total operating revenues	$31,133,349	$26,716,070	$64,692,353	$62,138,743

OPERATING EXPENSES
Regulated purchased gas	$8,654,059	$7,205,406	$15,036,956	$13,491,470
Non-regulated purchased gas	9,166,269	7,065,624	19,977,804	20,252,696
Operation and maintenance	3,820,751	3,426,405	10,648,735	9,806,549
Depreciation and amortization	1,525,365	1,488,472	4,553,924	4,430,190
Taxes other than income taxes	643,841	558,192	1,768,068	1,635,471

Total operating expenses	$23,810,285	$19,744,099	$51,985,487	$49,616,376

OPERATING INCOME	$7,323,064	$6,971,971	$12,706,866	$12,522,367

OTHER INCOME (DEDUCTIONS), NET	61,596	69,694	119,234	47,514

INTEREST EXPENSE	676,968	760,206	1,192,858	3,540,988

NET INCOME BEFORE INCOME TAXES	$6,707,692	$6,281,459	$11,633,242	$9,028,893

INCOME TAX EXPENSE	2,465,015	2,356,164	4,300,093	3,388,485

NET INCOME	$4,242,677	$3,925,295	$7,333,149	$5,640,408

EARNINGS PER COMMON SHARE (Note 10) Basic	$.62	$.58	$1.07	$.83
Diluted	$.62	$.58	$1.07	$.83

DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.175	$.54	$.525

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,039,203	$9,740,502
Accounts receivable, less accumulated allowances for doubtful accounts of $422,000 and $157,000, respectively	14,697,475	8,028,937
Gas in storage, at average cost	1,309,966	6,932,807
Deferred gas costs	2,867,532	3,386,292
Materials and supplies, at average cost	548,312	557,118
Prepayments	1,262,763	2,393,674
Total current assets	$32,725,251	$31,039,330

PROPERTY, PLANT AND EQUIPMENT	$221,923,483	$217,172,542
Less-Accumulated provision for depreciation	(87,105,062)	(82,835,542)
Net property, plant and equipment	$134,818,421	$134,337,000

OTHER ASSETS
Cash surrender value of life insurance	$329,566	$307,125
Regulatory assets	17,170,950	16,517,812
Unamortized debt expense	98,804	104,104
Other non-current assets	727,496	589,992
Total other assets	$18,326,816	$17,519,033

Total assets	$185,870,488	$182,895,363

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	March 31,	June 30,
	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,701,805	$4,325,653
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,806,942	4,154,064
Customers' deposits	836,196	853,061
Accrued interest on debt	137,005	1,026,387
Accrued vacation	707,151	736,856
Deferred income taxes	1,195,309	1,130,581
Other current liabilities	472,359	436,281
Total current liabilities	$13,356,767	$14,162,883

LONG-TERM DEBT	$55,000,000	$56,500,000

LONG-TERM LIABILITIES
Deferred income taxes	$40,038,488	$37,732,457
Investment tax credits	46,125	62,700
Regulatory liabilities	1,293,947	1,380,838
Accrued pension	242,568	2,307,260
Asset retirement obligations	4,022,169	3,823,724
Other long-term liabilities	845,763	705,094
Total long-term liabilities	$46,489,060	$46,012,073

COMMITMENTS AND CONTINGENCIES (Note 7)
Total liabilities	$114,845,827	$116,674,956

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 6,855,973 and 6,803,941 shares
outstanding at March 31, 2013 and June 30,
2012, respectively	$6,855,973	$6,803,941
Premium on common shares	45,178,491	44,048,201
Retained earnings	18,990,197	15,368,265
Total shareholders' equity	$71,024,661	$66,220,407

Total liabilities and shareholders' equity	$185,870,488	$182,895,363

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,803,941	$44,048,201	$15,368,265	$66,220,407
Net income	—	—	7,333,149	7,333,149
Issuance of common shares	20,156	389,434	—	409,590
Issuance of common shares under the
incentive compensation plan	31,876	232,226	—	264,102
Share-based compensation expense	—	482,464	—	482,464
Excess tax benefit from share-based compensation	—	26,166	—	26,166
Dividends on common shares	—	—	(3,711,217)	(3,711,217)

Balance, end of period	$6,855,973	$45,178,491	$18,990,197	$71,024,661

	Nine Months Ended March 31, 2012
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,732,344	$42,688,316	$14,346,524	$63,767,184
Net income	—	—	5,640,408	5,640,408
Issuance of common shares	28,756	458,574	—	487,330
Issuance of common shares under the
incentive compensation plan	22,000	315,040	—	337,040
Share-based compensation expense	10,668	308,518	—	319,186
Excess tax benefit from share-based compensation	—	(21,562)	—	(21,562)
Dividends on common shares	—	—	(3,568,692)	(3,568,692)

Balance, end of period	$6,793,768	$43,748,886	$16,418,240	$66,960,894

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,333,149	$5,640,408
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,806,424	4,756,462
Deferred income taxes and investment tax credits	2,265,706	389,450
Change in cash surrender value of officer's life insurance	(22,441)	(7,463)
Share-based compensation	746,566	613,102
Excess tax deficiency from share-based compensation	(8,946)	—
Decrease (increase) in assets	431,954	(3,292,076)
Increase (decrease) in liabilities	(3,556,139)	300,130

Net cash provided by operating activities	$11,996,273	$8,400,013

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(4,924,459)	$(4,913,175)
Proceeds from sale of property, plant and equipment	53,402	151,725
Other	(60,000)	(60,000)
Net cash used in investing activities	$(4,931,057)	$(4,821,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(3,711,217)	$(3,568,692)
Issuance of common shares	409,590	487,330
Debt issuance costs	—	(107,904)
Issuance of long-term debt	—	58,000,000
Excess tax benefit from share-based compensation	35,112	21,562
Repayment of long-term debt	(1,500,000)	(57,951,006)
Borrowing on bank line of credit	—	17,697,829
Repayment of bank line of credit	—	(17,697,829)

Net cash used in financing activities	$(4,766,515)	$(3,118,710)

INCREASE IN CASH AND CASH EQUIVALENTS	$2,298,701	$459,853

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,740,502	7,340,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,039,203	$7,800,045

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three and nine months ended March 31, 2013 and 2012 are included.  All such adjustments are accruals of a normal and recurring nature other than the amounts disclosed in Note 7 related to the Utility Gross Receipts License Tax assessment.

The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.

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

	March 31,	June 30,
($000)	2013	2012

Trust assets
Money market	6	6
U.S. equity securities	472	364
U.S. fixed income securities	249	220
	727	590

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

	March 31,		June 30,
	2013		2012
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	56,500	59,835	58,000	59,027

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

Unbilled revenues and gas costs include the following:

	March 31,	June 30,
(000)	2013	2012

Unbilled revenues ($)	4,954	1,358
Unbilled gas costs ($)	2,466	392
Unbilled volumes (Mcf)	457	46

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Condensed Consolidated Balance Sheets.  Unbilled revenues are included in regulated revenues and unbilled gas costs are included in regulated purchased gas on the accompanying Condensed Consolidated Statements of Income.

(5)	Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended March 31 include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2013	2012	2013	2012

Service cost	279	228	837	690
Interest cost	228	231	685	691
Expected return on plan assets	(394)	(367)	(1,183)	(1,105)
Amortization of unrecognized net loss	154	50	461	150
Amortization of prior service cost	(22)	(21)	(65)	(65)
Net periodic benefit cost	245	121	735	361

For the nine months ended March 31, 2013, we made discretionary contributions of $2,800,000 to the defined benefit pension plan.

(6)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of March 31, 2013 and June 30, 2012.  The bank line of credit extends through June 30, 2013.  We have received regulatory approval to renew the line of credit through June 30, 2015 from the Kentucky Public Service Commission and anticipate renewal of this line by June 30, 2013.  The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is .125%.

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

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.0 million would be paid in addition to continuation of specified benefits for up to five years.  Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, would immediately vest.

Our June 30, 2012 Condensed Consolidated Balance Sheet includes accrued taxes and interest related to an assessment of a license tax levied on the gross receipts of Delta Resources' customers over the period of July, 2005 through September, 2011, as further discussed in Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.  As reflected in our December 31, 2012 Quarterly Report on Form 10-Q, the assessment was resolved in February, 2013 and $923,000 of previously accrued interest was reversed.  Delta Resources billed its customers their proportionate share of the assessment, as Delta Resources has a contractual right to seek reimbursement from its customers.  As of March 31, 2013, the net receivable from Delta Resources' customers was $1,418,000.  We will continue to pursue collection of the taxes from these customers and to monitor the amount of the receivable to be realized.  Included in the receivable is $174,000 due from a Delta Resources' customer that is wholly-owned by a Director of Delta Natural Gas Company, Inc. and his immediate family.

On the Condensed Consolidated Balance Sheets, the receivable from Delta Resources' customers is included in accounts receivable.  On the June 30, 2012 Condensed Consolidated Balance Sheet, the liability for taxes was included in accrued taxes, and the liability for interest was included in accrued interest on debt.  In the Condensed Consolidated Statements of Income, the change in the interest accrued is included in interest expense.

We are not a party to any material pending legal proceedings.

We have entered into forward purchase agreements beginning in April, 2013 and expiring at various dates through December, 2013.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  These agreements have aggregate minimum purchase obligations of $115,000 and $211,000 for our fiscal years ended June 30, 2013 and June 30, 2014, respectively.

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

Segment information is shown in the following table:
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2013	2012	2013	2012
Operating Revenues
Regulated
External customers	19,140	16,928	38,181	35,530
Intersegment	1,432	1,090	3,307	2,918
Total regulated	20,572	18,018	41,488	38,448
Non-regulated
External customers	11,993	9,788	26,511	26,609
Eliminations for intersegment	(1,432)	(1,090)	(3,307)	(2,918)
Consolidated operating revenues	31,133	26,716	64,692	62,139

Net Income
Regulated	3,797	3,125	5,861	4,768
Non-regulated	446	800	1,472	872
Consolidated net income	4,243	3,925	7,333	5,640

(10)            Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator – basic and diluted
Net income ($000)	4,243	3,925	7,333	5,640
Dividends paid ($000)	(1,238)	(1,192)	(3,711)	(3,569)

Undistributed earnings ($000)	3,005	2,733	3,622	2,071
Percentage allocated to common shares (a)	99.6%	99.7%	99.6%	99.7%

Undistributed earnings allocated to common shares ($000)	2,992	2,725	3,607	2,065
Dividends declared allocated to common shares ($000)	1,233	1,188	3,696	3,558

Net income available to common shares ($000)	4,225	3,913	7,303	5,623

Denominator – (b) (d)
Basic – weighted-average common shares	6,851,533	6,788,307	6,838,283	6,770,438
Incremental unvested non-participating shares	12,126	—	4,042	—
Diluted – weighted-average common shares	6,863,659	6,788,307	6,842,325	6,770,438

Earnings per common share ($)
Basic	.62	.58	1.07	.83
Diluted	.62	.58	1.07	.83

(a) Percentage allocated to common shares – weighted average
Common shares outstanding	6,851,533	6,788,307	6,838,283	6,770,438
Unvested participating shares (c)	28,667	21,332	28,667	21,332
Total	6,880,200	6,809,639	6,866,950	6,791,770
Percentage allocated to common shares	99.6%	99.7%	99.6%	99.7%

(b)	Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed in (c). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of March 31, 2013, 39,000 unvested non-participating shares are included in the diluted earnings per share calculation using the treasury stock method. As of March 31, 2012, there were 36,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition has not yet been met.

(c)	Certain awards under our incentive compensation plan provide recipients of the awards all the rights of a shareholder of Delta including a right to dividends declared on common shares, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of March 31, 2013 and 2012 there were 29,000 and 21,000 unvested participating shares outstanding, respectively.

(d)	For the three and nine months ended March 31, 2013 and 2012 there were no antidilutive shares.

(11)	Share-Based Compensation

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed 1,000,000 shares in the aggregate.   As of March 31, 2013, 889,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2013	2012	2013	2012

Share-based compensation expense	175	99	747	613

For the nine months ended March 31, 2013 and 2012, an excess tax benefit of $26,000 and $22,000, respectively, was recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for share-based compensation.  This excess tax benefit can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

For the nine months ended March 31, 2013 and 2012, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $264,000 (12,000 shares) and $337,000 (22,000 shares), respectively.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the nine months ended March 31, 2013 and 2012, performance shares were awarded to the Company's executive officers having grant date fair values of $844,000 (39,000 shares) and $552,000 (36,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest equally over a three-year period beginning the August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.

For the three and nine months ended March 31, 2013, compensation expense related to the performance shares was $175,000 and $482,000, respectively.  For the three and nine months ended March 31, 2012, compensation expense related to the performance shares was $99,000 and $276,000, respectively.  As of March 31, 2013 and 2012, there were 29,000 and 21,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2013 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the nine months ended March 31, 2013. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our consolidated net income per common share for the nine months ended March 31, 2013, increased $.24 per share, as compared to the same period in the prior year. The increase is primarily due to decreased interest expense resulting from the resolution of a tax assessment issued to Delta Resources (as further discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements) and decreased interest expense on our long-term debt due to the refinancing of our 7% Debentures and 5.75% Insured Quarterly Notes in December, 2011 by the issuance of our 4.26% Series A Notes.

                      The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas and natural gas liquids, all of which are beyond our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2013.  If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production and marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.  We anticipate continued extraction and sales of natural gas liquids in fiscal 2013.  The profitability of such sales is dependent on the quantity of liquids extracted and the pricing for any such liquids as determined in the national unregulated market.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of our net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital.  Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, in periods when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of March 31, 2013 or June 30, 2012.

Cash and cash equivalents were $12,039,000 at March 31, 2013, as compared with $9,741,000 at June 30, 2012.  The changes in cash and cash equivalents are summarized in the following table:

	Nine Months Ended
	March 31,
($000)	2013	2012

Provided by operating activities	11,996	8,400
Used in investing activities	(4,931)	(4,821)
Used in financing activities	(4,766)	(3,119)
Increase in cash and cash equivalents	2,299	460

For the nine months ended March 31, 2013, cash provided by operating activities increased $3,596,000 (43%).  Cash paid for natural gas decreased $10,209,000 as a result of decreases in natural gas purchased for storage and the market price of natural gas purchased. The decrease was partially offset by a $2,546,000 tax payment (as further discussed in Note 7 of Notes to Condensed Consolidated Financial Statements), and $2,800,000 in discretionary contributions to our defined benefit pension plan to maintain the fully-funded status of the plan.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the nine months ended March 31, 2013, cash used in financing activities increased $1,647,000 (53%) due to a $1,500,000 repayment on our 4.26% Series A Notes.

Cash Requirements

Our capital expenditures result in a continued need for capital. These capital expenditures are made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.  We expect our capital expenditures for fiscal 2013 to be approximately $7.5 million.

Sufficiency of Future Cash Flows

Our ability to maintain liquidity, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated rates we charge our customers.  The Kentucky Public Service Commission sets these rates and we monitor our need to file for rate increases for our regulated segment.  Our regulated base rates were most recently adjusted in our 2010 rate case and became effective in October, 2010.  We expect that cash provided by operations will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the remainder of fiscal 2013.

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit.  Our current available bank line of credit with Branch Banking and Trust Company extends through June 30, 2013 and permits borrowings up to $40,000,000.  We have received regulatory approval to renew the line of credit through June 30, 2015 from the Kentucky Public Service Commission and intend to renew our bank line of credit prior to June 30, 2013.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2013	2012	2013	2012

Operating revenues (a)	31,133	26,716	64,692	62,139
Regulated purchased gas (a)	(8,654)	(7,205)	(15,037)	(13,491)
Non-regulated purchased gas (a)	(9,166)	(7,066)	(19,978)	(20,253)

Consolidated gross margin	13,313	12,445	29,677	28,395

(a)	Amounts derived from the Condensed Consolidated Statements of Income included in Item 1. Financial Statements.

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

In the following table we set forth variations in our gross margins for the three and nine months ended March 31, 2013 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2013 compared to 2012
	Three Months	Nine Months
	Ended	Ended
($000)	March 31	March 31

Increase (decrease) in regulated gross margins: Regulated segment
Gas sales	708	1,010
On-system transportation	194	321
Off-system transportation	200	163
Other	3	—
Intersegment elimination (a)	(342)	(389)
Total	763	1,105

Non-regulated segment Natural gas sales	(265)	(549)
Natural gas liquids	37	386
Other	(9)	(49)
Intersegment elimination (a)	342	389
Total	105	177

Increase in consolidated gross margins	868	1,282

Percentage increase in volumes:
Regulated segment
Natural gas sales (Mcf)	38	24
On-system transportation (Mcf)	9	6
Off-system transportation (Mcf)	24	6

Non-regulated segment
Natural gas sales (Mcf)	50	21
Natural gas liquids (gallons)	66	129

(a)	Intersegment eliminations represent the tariffed transportation fee charged by the regulated segment to the non-regulated segment for its natural gas sales.
Heating degree days were 108% and 105% of normal thirty year average temperatures for the three and nine months ended March 31, 2013, respectively, as compared with 78% and 84% of normal temperatures in the 2012 periods.  Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  A heating degree day is the equivalent for each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location.  Normal degree days are based on the historical 30-year average National Weather Service data for the same geographic location.

For the three months ended March 31, 2013, consolidated gross margins increased $868,000 (7%), as compared to the same period in the prior year, due to increased regulated and non-regulated gross margins of $763,000 and $105,000, respectively.  Regulated gross margins increased due to a 38% increase in volumes sold to our regulated customers as a result of colder weather, as compared to the same period in the prior year. Partially offsetting this increase are decreased rates billed through our weather normalization tariff.  Our non-regulated gross margins increased as a result of increased natural gas sales, net of intersegment transportation fees, resulting from an  increase in our non-regulated customers' gas requirements.  The increase was partially offset by a decline in sales prices for our non-regulated gas sales.

For the nine months ended March 31, 2013, consolidated gross margins increased $1,282,000 (5%), as compared to the same period in the prior year, due to increased regulated and non-regulated gross margins of $1,105,000 and $177,000, respectively.  Regulated gross margins increased due to a 24% increase in volumes sold to our regulated customers as a result of colder weather, as compared to the same period in the prior year. Partially offsetting this increase are decreased rates billed through our weather normalization tariff.  Our non-regulated gross margins increased due to the sale of liquids extracted from the natural gas in our system.  The increase was partially offset by a decline in sales prices for our non-regulated gas sales.

Operation and Maintenance

For the three months ended March 31, 2013, operation and maintenance increased $395,000 (12%) as compared to the same period in the prior year, due to a $227,000 increase in uncollectible accounts resulting from the collections of a tax assessment from Delta Resources' customers (as further discussed in Note 7 of Notes to Condensed Consolidated Financial Statements) and a $115,000 increase in net periodic benefit cost for our defined benefit pension plan.

For the nine months ended March 31, 2013, there were no significant changes in operation and maintenance, as compared to the same period in the prior year.

Depreciation and Amortization

For the three and nine month periods ended March 31, 2013, there were no significant changes in depreciation and amortization, as compared to the same periods in the prior year.

Taxes Other than Income Taxes

For the three and nine month periods ended March 31, 2013, there were no significant changes in taxes other than income taxes, as compared to the same periods in the prior year.

Other Income (Deductions), Net

For the three and nine month periods ended March 31, 2013, there were no significant changes in other income (deductions), net, as compared to the same periods in the prior year.

Interest Expense

For the three months ended March 31, 2013, there were no significant changes in interest expense, as compared to the same period in the prior year.

For the nine months ended March 31, 2013, interest expense decreased $2,348,000 (66%) due to a $1,708,000 decrease in interest accrued for a tax assessment issued to Delta Resources by the Kentucky Department of Revenue (as further discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements). Additionally, interest expense decreased $604,000 as a result of refinancing our 5.75% Insured Quarterly Notes and 7% Debentures in December, 2011.

Income Tax Expense

For the three months ended March 31, 2013, there were no significant changes in income tax expense, as compared to the same period in the prior year.

For the nine months ended March 31, 2013, income tax expense increased $912,000 (27%), as compared to the same period in the prior year. The increase is due to an increase in our net income before income taxes.  There were no significant changes to our effective tax rate for the nine month period ended March 31, 2013, as compared to the same period in the prior year.

Basic and Diluted Earnings Per Common Share

For the three and nine months ended March 31, 2013, our basic and diluted earnings per common share changed as a result of a change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed in (d).  The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive.  As of March 31, 2013, 39,000 unvested non-participating shares are included in the diluted earnings per share calculation using the treasury stock method.  As of March 31, 2012, there were 36,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition has not yet been met.

Certain awards under our incentive compensation plan provide recipients of the awards all the rights of a shareholder of Delta including a right to dividends declared on common shares, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive.  As of March 31, 2013 and 2012 there were 29,000 and 21,000 unvested participating shares outstanding, respectively.

For the three and nine months ended March 31, 2013 and 2012 there were no antidilutive shares.

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

None of our gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of March 31, 2013, we had forward purchase contracts totaling $326,000 that have various terms with the last contract expiring December, 2013.  These forward purchase contracts are at a fixed price and not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of March 31, 2013 or June 30, 2012.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information
(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three and nine month periods ended March 31, 2013 and 2012;

(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended March 31, 2013 and 2012; and
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and June 30, 2012
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the nine month periods ended March 31, 2013 and 2012;
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: May 7, 2013	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)