Form 10-K
period 2013-06-30
DELTA NATURAL GAS CO INC
filed 2013-08-27
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
______________
FORM 10-K
______________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter.  $133,911,811.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of August 15, 2013, Delta Natural Gas Company, Inc. had outstanding 6,864,611 shares of common stock $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2013, is incorporated by reference in Part III of this Report.

PART I

Item 1.     Business

General -

Delta Natural Gas Company, Inc. (Nasdaq: DGAS) distributes or transports natural gas to approximately 36,000 customers. Our distribution and transmission pipeline systems are located in central and southeastern Kentucky, and we own and operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their natural gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system and sell liquids extracted from natural gas in our storage field and on our pipeline systems. We have three wholly-owned subsidiaries. Delta Resources, Inc. (“Delta Resources”) buys natural gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. (“Delgasco”) buys natural gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. (“Enpro”) owns and operates production properties and undeveloped acreage.

References to “Delta”, “the Company”, “we”, “us” and “our” refer to Delta Natural Gas Company, Inc. and its consolidated subsidiaries, except as otherwise stated. We were incorporated under the laws of the Commonwealth of Kentucky on October 7, 1949.

Unless otherwise stated, “2013”, “2012” and “2011” refers to the respective twelve month periods ending June 30.

We seek to provide dependable, high-quality service to our customers while steadily enhancing value for our shareholders. Our efforts have been focused on developing a balance of regulated and non-regulated businesses to contribute to our earnings by profitably selling, transporting, producing and processing natural gas in our service territory.

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

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services. Their regulation of our business includes approving the rates we are permitted to charge our regulated customers. The impact of this regulation is further discussed in Note 14 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data and under “Regulatory Matters” in Item 1. Business.

Factors that affect our regulated revenues include the rates we charge our customers, economic conditions in our service areas, competition, our supply cost for the natural gas we purchase for resale and weather. Our current rate design lessens the impact weather has on our regulated revenues as our rates include both a fixed monthly customer charge and a volumetric rate which has a weather normalization provision that adjusts rates due to variations in weather. Market risk arising from fluctuations in the price of gas is mitigated through the gas cost recovery rate mechanism which permits us to pass through to our regulated customers changes in the price we must pay for our gas supply. However, increases in our rates may cause our customers to conserve or to use alternative energy sources.

Our regulated sales are seasonal and temperature-sensitive, since the majority of the natural gas we sell is used for heating. During 2013, 73% of the regulated volumes were sold during the heating season (December through April). Variations in the average temperature during the winter impact our volumes sold. The Kentucky Public Service Commission, through a weather normalization provision in our tariff, permits us to adjust the rates we charge our customers in response to winter weather that is warmer or colder than normal temperatures.

We compete with alternate sources of energy for our regulated distribution customers. These alternate sources include electricity, coal, oil, propane, wood and solar.

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

Gas Supply

We maintain an active gas supply management program that emphasizes long-term reliability and the pursuit of cost-effective sources of natural gas for our customers. We purchase our natural gas from a combination of interstate and Kentucky sources. In our fiscal year ended June 30, 2013, we purchased approximately 98% of our natural gas from interstate sources.

Interstate Gas Supply

Our regulated segment acquires its interstate gas supply from gas marketers. We currently have commodity requirements agreements with Atmos Energy Marketing (“Atmos”) for our Columbia Gas Transmission Corporation (“Columbia Gas”), Columbia Gulf Transmission Corporation (“Columbia Gulf”), Tennessee Gas Pipeline (“Tennessee”) and Texas Eastern Transmission Corporation (“Texas Eastern”) supplied areas. Under these commodity requirements agreements, Atmos is obligated to supply the volumes consumed by our regulated customers in defined sections of our service areas. We are not obligated to purchase any minimum quantities from Atmos or purchase natural gas from them for any period longer than one month at a time. The natural gas we purchase under these agreements is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. The index-based market prices are determined based on the prices published on the first of each month in Platts' Inside FERC's Gas Market Report for the indices that relate to the pipelines through which the gas will be transported, plus or minus an agreed-to fixed price adjustment per million British Thermal Units of gas purchased. Consequently, the price we pay for interstate natural gas is based on current market prices.

Our agreements with Atmos for the Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied service areas continue year to year unless canceled by either party by written notice at least sixty days prior to the annual anniversary date (April

30) of the agreement. In our fiscal year ended June 30, 2013, approximately 61% of our regulated gas supply was purchased under our agreements with Atmos.

Our regulated segment purchases natural gas from M&B Gas Services ("M&B") and Midwest Energy Services, LLC ("Midwest") for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from either M&B or Midwest, nor are we required to purchase natural gas from either company for any periods longer than one month at a time. The natural gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. Our agreement with both M&B and Midwest may be terminated upon 30 days prior written notice by either party. In our fiscal year ended June 30, 2013, approximately 23% and 14% of our regulated gas supply was purchased under our agreements with M&B and Midwest, respectively.

We also purchase interstate natural gas from other gas marketers as needed at either current market prices, determined by industry publications, or at forward market prices.

Transportation of Interstate Gas Supply

Our interstate natural gas supply is transported to us from market hubs, production fields and storage fields by Tennessee, Columbia Gas, Columbia Gulf and Texas Eastern.

Our agreements with Tennessee currently extend through October, 2013 and thereafter automatically renew for subsequent five-year terms unless Delta notifies Tennessee of its intent not to renew the agreements at least one year prior to the expiration of any renewal terms. We intend to renew our agreements with Tennessee. Subject to the terms of Tennessee's Federal Energy Regulatory Commission gas tariff, Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet (“Mcf”) per day for us. During fiscal 2013, Tennessee transported for us a total of 884,000 Mcf, or approximately 17% of our regulated supply requirements, under these agreements. We have gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's storage fields and we reserve the right to withdraw daily gas volumes up to certain specified fixed quantities. These gas storage agreements renew on the same schedule as our transportation agreements with Tennessee.

Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2013, Columbia Gas and Columbia Gulf transported for us a total of 2,192,000 Mcf, or approximately 43% of our regulated supply requirements, under all of our agreements with them. Our transportation agreements with Columbia Gas and Columbia Gulf extend through 2015. After 2015, our agreement with Columbia Gas continues on a year-to-year basis unless terminated by one of the parties, but may be extended by mutual agreement.

Columbia Gulf also transported additional volumes under agreements it has with M & B and Midwest to a point of interconnection between Columbia Gulf and us where we purchase the gas to inject into our storage field. The amounts transported and sold to us under the agreements Columbia Gulf has with M & B and Midwest for fiscal 2013 constituted approximately 37% of our regulated gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

We have no direct agreement with Texas Eastern. However, Atmos has an arrangement with Texas Eastern to transport the gas to us that we purchase from Atmos to supply our customers' requirements in specific geographic areas. In our fiscal year ended June 30, 2013, Texas Eastern transported approximately 13,000 Mcf of natural gas to our system, which constituted less than 1% of our gas supply.

Kentucky Gas Supply

We have an agreement with Vinland Energy Operations LLC ("Vinland") to purchase natural gas on a year-to-year basis unless terminated by one of the parties. We purchased 41,000 Mcf from Vinland during fiscal 2013. The price for the gas we purchase from Vinland is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platts' Inside FERC's Gas Market Report. Vinland delivers this gas to our customer meters directly from its own pipelines. In fiscal 2013, the natural gas we purchased from Vinland constituted approximately 1% of our regulated gas supply.

Gas in Storage

We own and operate an underground natural gas storage field that we use to store a significant portion of our gas supply needs. This storage capability permits us to purchase and store gas during the non-heating months and then withdraw and sell the gas during the peak usage months. We have a legal obligation to retire wells located at this underground natural gas storage facility.

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

We have a pipe replacement program which allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which are associated with the replacement of pipe and related facilities. The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.

The Kentucky Public Service Commission allows us a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs and any bad debt expense related to gas cost. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred.

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

The Kentucky Public Service Commission also allows us a conservation and efficiency program for our residential customers. Through this program, we perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high efficiency appliances. The program helps to align our interests with our residential customers' interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation. Our rates are adjusted annually to recover the costs incurred under these programs, the reimbursement of margins on lost sales and the incentives provided to us.

In addition to regulation by the Kentucky Public Service Commission, we may obtain non-exclusive franchises from the cities in which we operate authorizing us to place our facilities in the streets and public grounds. No utility may obtain a franchise until it has obtained approval from the Kentucky Public Service Commission to bid on such franchise. We hold franchises in five of the cities we serve, and we continue to operate under the conditions of expired franchises in four other cities we serve. In the other cities and areas we serve, there are no governmental organizations authorized to grant franchises or the city governments do not require a franchise. We attempt to acquire or reacquire franchises whenever feasible. Without a franchise, a city could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city. To date, the absence of a franchise has not adversely affected our operations.

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

In our fiscal year ended June 30, 2013, approximately 96% of our non-regulated revenue was derived from our natural gas marketing activities. In our non-regulated segment, two customers each provided more than 5% of our operating revenues. Seminole Energy provided approximately $17,866,000, $12,450,000 and $11,461,000 of non-regulated revenues during 2013, 2012 and 2011, respectively. Atmos provided approximately $5,390,000, $6,815,000 and $8,067,000 of non-regulated revenues during 2013, 2012 and 2011, respectively. There is no assurance that revenues from these customers will continue at these levels.

Natural Gas Production

Our subsidiary, Enpro, produces natural gas that is sold to Delgasco for resale in the open market. Item 2. Properties further describes Enpro's oil and natural gas leases and production properties. Enpro produced a total of 103,000 Mcf of natural gas during 2013 which was approximately 1% of the non-regulated volumes sold.

Natural Gas Liquids

In order to improve the operations of our distribution, transmission and storage system, we operate a facility that is designed to extract liquids from the natural gas in our system. We sell these natural gas liquids at a price determined by a national unregulated market. In our fiscal year ended June 30, 2013, approximately 4% of our non-regulated revenue was derived from the sale of natural gas liquids.

Gas Supply

      Our non-regulated segment purchases natural gas from M&B and Midwest. Our underlying agreements with M&B and Midwest do not obligate us to purchase any minimum quantities from M&B or Midwest, nor to purchase gas from either company for any periods longer than one month at a time. The gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. Our agreements with both M&B and Midwest may be terminated upon 30 days prior written notice by either party. Any purchase agreements for unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2013, 50% and 6% of our non-regulated gas supply was purchased under our agreements with M&B and Midwest, respectively.

Additionally, our non-regulated segment purchases natural gas from Atmos as needed. This spot gas purchasing arrangement is pursuant to an agreement with Atmos containing an “evergreen” clause which permits either party to terminate the agreement by providing not less than sixty days written notice. Our purchases from Atmos under this spot purchase agreement are generally month-to-month. However, we have the option of forward-pricing gas for one or more months. The price of gas under this agreement is based on current market prices. In our fiscal year ended June 30, 2013, approximately 43% of our non-regulated gas supply was purchased under our agreement with Atmos.

We also purchase interstate natural gas from other gas marketers and Kentucky producers as needed at either current market prices, determined by industry publications, or at forward market prices.

We anticipate continuing our non-regulated activities and intend to pursue and increase these activities wherever practicable.

Capital Expenditures

Capital expenditures during 2013 were $7.2 million and for 2014 are estimated to be $7.8 million. Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.

Financing

Our capital expenditures and operating cash requirements are met through the use of internally generated funds and a short-term bank line of credit. The current available line of credit is $40 million, all of which was available at June 30, 2013.

Our current bank line of credit extends through June 30, 2015 and will be utilized to meet capital expenditure and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.

We currently have long-term debt of $56,500,000 in the form of our Series A Notes. The Series A Notes are unsecured, bear interest at 4.26% per annum and mature on December 20, 2031. Accrued interest on the Series A Notes is payable quarterly and we are required to make a $1,500,000 principal reduction payment on the Series A Notes each December.

Employees

On June 30, 2013, we had 150 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.

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

Consolidated Statistics

For the Years Ended June 30,	2013	2012	2011	2010	2009

Average Regulated Customers Served

Residential	29,755	29,929	30,420	30,575	30,881
Commercial	4,906	4,890	4,949	4,957	5,009
Industrial	40	41	44	46	49

Total	34,701	34,860	35,413	35,578	35,939

Operating Revenues ($000) (a)
Regulated (b)
Residential sales	24,342	22,720	25,800	23,783	33,774
Commercial sales	15,849	14,026	16,672	15,894	24,125
Industrial sales	1,011	914	1,199	1,075	1,769
On-system transportation	5,237	4,780	4,830	4,421	4,118
Off-system transportation	3,800	3,595	3,670	3,650	3,786
Other	333	324	303	294	333
Total regulated revenues	50,572	46,359	52,474	49,117	67,905

Non-regulated sales	34,238	31,423	34,343	30,746	41,159
Intersegment eliminations (c)	(4,145)	(3,704)	(3,777)	(3,441)	(3,427)

Total	80,665	74,078	83,040	76,422	105,637

System Throughput (Million Cu. Ft.) (a)
Regulated
Residential sales	1,659	1,331	1,737	1,756	1,721
Commercial sales	1,291	1,027	1,310	1,331	1,346
Industrial sales	107	90	120	111	113
On-system transportation	4,988	4,724	4,830	4,533	4,215
Off-system transportation	11,795	11,225	11,531	11,039	11,908
Total regulated throughput	19,840	18,397	19,528	18,770	19,303

Non-regulated sales	7,650	6,455	6,010	4,787	4,219
Intersegment eliminations (c)	(7,497)	(6,326)	(5,890)	(4,692)	(4,135)

Total	19,993	18,526	19,648	18,865	19,387

Average Annual Consumption Per
Average Residential Customer
(Thousand Cu. Ft.)	56	44	57	57	56

Lexington, Kentucky Degree Days
Actual	4,667	3,797	4,725	4,782	4,651
Percent of 30 year average	104	83	103	104	101
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
(c)  Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment at our tariff rates.

Item 1A.   Risk Factors

The risk factors below should be carefully considered.

WEATHER CONDITIONS MAY CAUSE OUR REVENUES TO VARY FROM YEAR TO YEAR.

Our revenues vary from year to year, depending on weather conditions. We estimate that approximately 73% of our annual gas sales are temperature sensitive. As a result, mild winter temperatures can cause a decrease in the amount of gas we sell in any year, which would reduce our revenues and profits. The weather normalization provision in our tariff, approved by the Kentucky Public Service Commission, only partially mitigates this risk. Under our weather normalization provision in our tariff, we adjust our rates for our residential and small non-residential customers to reflect variations from thirty year average weather for our December through April billing cycles.

CHANGES IN FEDERAL REGULATIONS COULD REDUCE THE AVAILABILITY OR INCREASE THE COST OF OUR INTERSTATE GAS SUPPLY.

We purchase almost all of our gas supply from interstate sources. For example, in 2013, approximately 98% of our gas supply was purchased from interstate sources. The Federal Energy Regulatory Commission regulates the transmission of the natural gas we receive from interstate sources, and it could increase our transportation costs or decrease our available pipeline capacity by changing its regulatory policies. Additionally, federal legislation could restrict or limit drilling which could decrease the supply of available natural gas. A decrease in available pipeline capacity or decrease in natural gas available to us could result in a loss of customers and decrease in profits.

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

VOLATILITY IN PRICES COULD REDUCE OUR PROFITS.

Significant increases in the price of natural gas will likely cause our regulated retail customers to increase conservation or switch to alternate sources of energy. Any decrease in the volume of gas we sell that is caused by such actions will reduce our revenues and profits. Higher prices also make it more difficult to add new customers. Significant decreases in the price of natural gas will likely cause our non-regulated segment's gross margins to decrease. The price of natural gas liquids is determined by a national unregulated market, and decreases in the price could result in a decrease in our non-regulated gross margins.

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

A DECLINE IN THE LIQUIDS PRESENT IN OUR NATURAL GAS SUPPLY COULD REDUCE OUR NON-REGULATED REVENUES.

In order to improve the operations of our distribution, transmission and storage system, we operate a facility that is designed to extract liquids from the natural gas in our system. We are able to sell these liquids at a price determined by a national unregulated market. A reduction in the quantity of liquids present in our gas supply could result in a reduction of the earnings of our non-regulated segment.

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

OUR LONG-TERM DEBT ARRANGEMENTS LIMIT THE AMOUNT OF DIVIDENDS WE MAY PAY AND OUR REPURCHASE OF STOCK.

Under the terms of our 4.26% Series A Notes, the aggregate amount we may pay in dividends on our common stock and in repurchase of our common stock may not exceed the sum of $15,000,000 and our cumulative net income after September 30, 2011. Between September 30, 2011 and June 30, 2013, we paid $8,526,000 in dividends, repurchased no stock and have had cumulative net income of $13,318,000. Consequently, as of June 30, 2013 our Series A Notes permitted us to pay up to $19,792,000 in dividends and for the repurchase of our common stock. However, if we fail to generate sufficient net income in the future, our ability to continue to pay our regular quarterly dividend may be impaired and the value of our common stock would likely decline.

A SECURITY BREACH COULD DISRUPT OUR IT SYSTEMS, INTERRUPT THE NATURAL GAS SERVICE WE PROVIDE TO OUR CUSTOMERS, COMPROMISE THE SAFETY OF OUR NATURAL GAS DISTRIBUTION, TRANSMISSION AND STORAGE SYSTEMS OR EXPOSE CONFIDENTIAL PERSONAL INFORMATION.

Security breaches of our information technology infrastructure, including cyber-attacks and cyber-terrorism, could lead to IT system disruptions or shutdowns, result in the interruption of our ability to provide natural gas to our customers or compromise the safety of our distribution, transmission and storage systems. If such an attack or security breach were to occur, our business, results of operations and financial condition could be materially adversely affected. In addition, such an attack could affect our ability to service our indebtedness, our ability to raise capital and our future growth opportunities.

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

CLIMATE CHANGE LEGISLATION MAY POSE NEW FINANCIAL OR REGULATORY RISKS.

A number of proposals to limit greenhouse gas emissions are pending at the regional, federal, and international levels. These proposals, if enacted and made applicable to us, may require us to measure and potentially limit greenhouse gas emissions from our utility operations and our customers or purchase allowances for such emissions. While we cannot predict the extent of these limitations or when or if they will become effective, the adoption of such proposals could increase utility costs related to operations, energy efficiency activities and compliance; affect the demand for natural gas; and increase the prices we charge our utility customers.

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

Through our wholly-owned subsidiary, Enpro, we produce natural gas as part of the non-regulated segment of our business. Enpro owns interests in oil and natural gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 2.7 million Mcf. Also, Enpro owns the natural gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others for further drilling and development. We have performed no reserve studies on these properties. Enpro produced a total of 103,000 Mcf of natural gas during fiscal 2013 from all the properties described in this paragraph.

A producer plans to conduct further exploration activities on part of Enpro's developed holdings. Enpro reserves the option to participate in wells drilled by this producer and also retains certain working and royalty interests in any production from future wells.

Our assets have no significant encumbrances.

Item 3.    Legal Proceedings

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

Item 4.     Mine Safety Disclosures

None.

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

Our common stock is listed on NASDAQ and trades under the symbol “DGAS”. There were 1,537 record holders of our common stock as of August 27, 2013. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ stock market and the cash dividends declared per share.

	Range of Stock Prices ($)		Dividends
	High	Low	Per Share ($)

Quarter

Fiscal 2013
First	24.82	18.41	0.18
Second	22.16	17.08	0.18
Third	22.08	18.88	0.18
Fourth	24.18	19.99	0.18

Fiscal 2012
First	16.98	14.51	0.175
Second	17.24	14.12	0.175
Third	19.61	16.72	0.175
Fourth	23.15	18.83	0.175

The sales prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

Comparison of Five-Year Cumulative Total Shareholder Return

The following graph sets forth a comparison of five year cumulative total shareholder returns (equal to dividends plus stock price appreciation) among our common shares, the Dow Jones Utilities Index, the Russell 3000 Stock Index and the Standard & Poor's 500 Stock Index during the past five fiscal years. Information reflected on the graph assumes an investment of $100 on June 30, 2008 in each of our common shares, the Dow Jones Utilities Index, the Russell 3000 Stock Index and the Standard & Poor's 500 Stock Index. Cumulative total return assumes quarterly reinvestment of dividends. The total shareholder returns shown are not necessarily indicative of future returns.

	2008	2009	2010	2011	2012	2013

Delta	100	91	121	140	199	201

Dow Jones Utilities Index	100	72	75	95	110	116

Standard & Poor's 500 Stock Index	100	74	84	110	116	140

Russell 3000 Stock Index	100	73	85	112	117	142

Item 6.     Selected Financial Data

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto.

For the Years Ended June 30,	2013	2012	2011	2010	2009

Summary of Operations ($)

Operating revenues (a)	80,664,837	74,078,322	83,040,251	76,422,068	105,636,824

Operating income (a)(b)(c)	13,188,679	13,265,228	14,061,794	12,904,494	12,793,200

Net income (a)(b)(c)	7,200,776	5,783,998	6,364,895	5,651,817	5,210,729

Earnings per common share (a)(b)(c)
Basic and diluted	1.05	0.85	0.95	0.85	0.79

Cash dividends declared per common share	0.72	0.70	0.68	0.65	0.64

Weighted Average Number of Common Shares
Basic	6,843,455	6,777,186	6,707,224	6,652,320	6,612,052
Diluted	6,843,455	6,777,186	6,712,804	6,652,320	6,612,052

Total Assets ($)	183,930,015	182,895,363	174,896,239	168,632,420	162,505,295

Capitalization ($)

Common shareholders' equity	70,005,415	66,220,407	63,767,184	60,760,170	58,999,182

Long-term debt	55,000,000	56,500,000	56,751,006	57,112,000	57,599,000

Total capitalization	125,005,415	122,720,407	120,518,190	117,872,170	116,598,182

Short-Term Debt ($) (d)	1,500,000	1,500,000	1,200,000	1,200,000	4,853,103

Other Items ($)

Capital expenditures	7,179,473	7,337,115	8,123,479	5,275,194	8,422,433

Total property, plant and equipment	223,545,925	217,172,542	211,409,336	204,248,520	199,254,216

(a)
We implemented new regulated base rates as approved by the Kentucky Public Service Commission in October, 2010 and the rates were designed to generate additional annual revenue of $3,513,000, with a $1,770,000 increase in annual depreciation expense.

(b)	We recorded a non-recurring $1,350,000 gas in storage inventory adjustment at December 31, 2008.

(c)	In 2012, $877,000 of interest expense was accrued relating to a tax assessment. In 2013, the assessment was resolved and the previously accrued interest was reversed.

(d)	Includes current portion of long-term debt.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2013 and Future Outlook

Overview

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2013. Our Company has two segments: (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related activities, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our non-regulated segment markets natural gas to large-use customers both on and off our regulated system. We endeavor to enter sales agreements matching supply with estimated demand while providing an acceptable gross margin. The non-regulated segment also produces natural gas and sells liquids extracted from natural gas.

Consolidated earnings per common share for 2013 increased $0.20 per common share as compared to 2012. We experienced a winter that was significantly colder than the preceding year resulting in increased volumes of natural gas sold as well as increased volumes transported by our regulated segment. Also, decreased interest expense resulting from the resolution of a tax assessment issued to Delta Resources (as further discussed in Note 13 of the Notes to Consolidated Financial Statements) had a positive impact on earnings. Other factors which influenced our 2013 consolidated earnings per common share are further discussed in the Results of Operations.

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas and natural gas liquids, all of which are out of our control. We anticipate our non-regulated segment to continue to contribute to our consolidated net income in fiscal 2014. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production and marketing activities. However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities. The profitability of selling natural gas liquids is dependent on the amount of liquids extracted and the pricing for any such liquids is determined by a national unregulated market.

Liquidity and Capital Resources

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital. Our sales and cash requirements are seasonal. The largest portion of our sales occurs during the heating months, whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months. Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit. The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000. There were no borrowings outstanding on the bank line of credit as of June 30, 2013 or June 30, 2012 and we did not draw on this bank line of credit during 2013.

Cash and cash equivalents were $10,360,000 at June 30, 2013 compared with $9,741,000 at June 30, 2012 and $7,340,000 at June 30, 2011. These changes in cash and cash equivalents are summarized in the following table:

$(000)	2013	2012	2011

Provided by operating activities	13,557	13,514	14,467
Used in investing activities	(7,108)	(7,012)	(7,520)
Used in financing activities	(5,829)	(4,102)	(4,246)

Increase in cash and cash equivalents	620	2,400	2,701

In 2013, there was not a significant change in cash provided by operating activities as compared to 2012.

In 2012, there was not a significant change in cash provided by operating activities as compared to 2011.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

In 2013, cash used in financing activities increased $1,727,000 (42%), as compared to 2012, due to a $1,500,000 repayment on our 4.26% Series A Notes.

In 2012, there was not a significant change in cash used in financing activities as compared to 2011.

Cash Requirements

Our capital expenditures result in a continued need for cash. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2014 to be approximately $7.8 million.

The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2013:

	Payments Due by Fiscal Year
$(000)	2014	2015 - 2016	2017 - 2018	After 2018	Total
Interest payments (a)	2,428	4,554	4,299	22,302	33,583
Long-term debt (b)	1,500	3,000	3,000	49,000	56,500
Pension contributions (c)	500	1,000	1,000	4,500	7,000
Gas purchases (d)	328	—	—	—	328
Total contractual obligations (e)	4,756	8,554	8,299	75,802	97,411

(a)
Our long-term debt, notes payable, customers' deposits and unrecognized tax positions all require interest payments. Interest payments are projected based on fiscal 2013 interest payments until the underlying obligation is satisfied. As of June 30, 2013, we have also accrued $9,000 of interest related to uncertain tax positions. These amounts have been excluded from the above table of contractual obligations as the timing of such payments is uncertain.

(b)	See Note 10 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	This represents currently projected contributions to the defined benefit plan through 2026, as recommended by our actuary.

(d)
As of June 30, 2013, we had three contracts which had minimum purchase obligations. These contracts have various terms with the last contract expiring December, 2013. The remainder of our gas purchase contracts are either requirements-based contracts, or contracts with a minimum purchase obligation extending for a time period not exceeding one month.

(e)
We have other long-term liabilities which include deferred income taxes ($39,624,000), regulatory liabilities ($1,253,000), asset retirement obligations ($3,547,000) and deferred compensation ($739,000). Based on the nature of these items their expected settlement dates cannot be estimated.

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

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we rely on our bank line of credit. Our current available bank line of credit with Branch Banking and Trust Company extends through June 30, 2015 and permits borrowings up to $40,000,000. There were no borrowings outstanding on the bank line of credit during 2013 as we did not draw upon this bank line of credit during 2013.

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

The following table shows the required and actual financial covenants under our Series A Notes as of June 30, 2013:

Requirement		Actual

Tangible net worth	no less than $25,800,000	$68,674,245
Debt to capitalization ratio	no more than 70%	45%
Fixed charge coverage ratio	no less than 1.20x	7.75	x
Dividends paid	no more than $28,318,000	$8,526,000

Our 4.26% Series A Notes restrict us from:

•	with limited exceptions, granting or permitting liens on or security interests in our properties,

•	selling a subsidiary, except in limited circumstances,

•	incurring secured debt, or permitting a subsidiary to incur debt or issue preferred stock to any third party, in an aggregate amount that exceeds 10% of our tangible net worth,

•	changing the general nature of our business,

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

Without the consent of the bank that has extended to us our bank line of credit or terminating our bank line of credit, we may not:

•	merge with another entity;

•	sell a material portion of our assets other than in the ordinary course of business,

•	issue stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, or

•	permit any person or group of related persons to hold more than twenty percent (20%) of the Company's outstanding shares of stock.

Furthermore, the agreement governing our 4.26% Series A Notes contains a cross-default provision which provides that we will be in default under the 4.26% Series A Notes if we are in default on any other outstanding indebtedness that exceeds $2,500,000. Similarly, the loan agreement governing the bank line of credit contains a cross-default provision which provides that we will be in default under the bank line of credit if we are in default under our 4.26% Series A Notes and fail to cure the default within ten days of notice from the bank. We were in compliance with the covenants under our bank line of credit and 4.26% Series A Notes for all periods presented in the Consolidated Financial Statements.

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

Regulatory Accounting

Our accounting policies reflect the effects of the rate-making process in accordance with regulatory accounting standards. Our regulated segment continues to be cost-of-service rate regulated, and we believe the application of regulatory accounting standards to that segment is appropriate. If, as a result of a change in circumstances, it is determined that the regulated segment no longer meets the criteria of regulatory accounting, that segment will have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

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

Pension

We have a trusteed, non-contributory, defined benefit pension plan covering all eligible employees hired prior to May 9, 2008. The net periodic benefit costs (“pension costs”) for our defined benefit plan as described in Note 6 of the Notes to Consolidated Financial Statements are dependent upon numerous factors resulting from actual plan experience and assumptions concerning future experience. These costs, for example, are impacted by employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plan and earnings on plan assets. Additionally, changes made to the provisions of the plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. For the years ended June 30, 2013, 2012 and 2011, we recorded pension costs for our defined benefit pension plan of $980,000, $481,000 and $1,129,000, respectively.

Changes in pension obligations associated with the above factors may not be immediately recognized as pension costs in the Consolidated Statements of Income, but may be deferred and amortized in the future over the average remaining service period of active plan participants. As of June 30, 2013, $6,369,000 of net losses have been deferred for amortization as pension costs into future periods.

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

In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on pension plan assets was 7% for 2013 and was based on our targeted asset allocation assumption for 2013 of approximately 70% equity investments and approximately 30% fixed income investments. Our target investment allocation for equity investments includes allocations to domestic, global and real estate markets. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

The funded status of our plan reflects investment gains or losses in the year in which they occur based on the market value of assets at the measurement date.

Based on an assumed long-term rate of return of 6%, discount rate of 4.5%, and various other assumptions, we estimate that our pension costs associated with our defined benefit pension plan will decrease from $980,000 in 2013 to $750,000 in 2014. Modifying the expected long-term rate of return on our pension plan assets by .25% would change pension costs for 2014 by approximately $65,000. Increasing the discount rate assumption by .25% would decrease pension costs by approximately $82,000. Decreasing the discount rate assumption by .25% would increase pension costs by approximately $86,000.

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

In order to calculate the appropriate monthly provision, we primarily utilize our historical experience related to accounts written-off. Quarterly, at a minimum, we review the reserve for reasonableness based on the level of revenue and the aging of the receivable balance. Additionally, we specifically review significant account balances for collectibility. The underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the Consolidated Statements of Income. The actual weather, commodity prices and other internal and external economic conditions, such as the mix of the customer base between residential, commercial and industrial, may vary significantly from our assumptions and may impact operating income.

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

Asset Retirement Obligations

We have accrued asset retirement obligations for gas well plugging and abandonment costs. Additionally, we have recorded asset retirement obligations required pursuant to regulations related to the retirement of our service lines and mains, although the timing of such retirements is uncertain. The fair value of our retirement obligations is recorded at the time the obligations are incurred. We do not recognize asset retirement obligations relating to assets with indeterminate useful lives. Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability. Over time the liabilities accrete for the change in their present value, and the initial capitalized costs depreciate over the useful lives of the related assets. For asset retirement obligations attributable to assets of our regulated operations, the accretion and depreciation are deferred as a regulatory asset. We must use judgment to identify all appropriate asset retirement obligations. The underlying assumptions used for the value of the retirement obligations and related capitalized costs can change from period to period. These assumptions include the estimated future retirement costs, the estimated retirement date and the assumed credit-adjusted risk-free interest rate. Our asset retirement obligations are further discussed in Note 4 of the Notes to Consolidated Financial Statements.

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

These forward-looking statements include, but are not limited to, statements about:

·	operational plans,
·	the cost and availability of our natural gas supplies,
·	capital expenditures,
·	sources and availability of funding for our operations and expansion,
·	anticipated growth and growth opportunities through system expansion and acquisition,
·	competitive conditions that we face,
·	production, storage, gathering, transportation, marketing and natural gas liquids activities,
·	acquisition of service franchises from local governments,
·	pension plan costs and management,
·	contractual obligations and cash requirements,
·	management of our gas supply and risks due to potential fluctuation in the price of natural gas,
·	revenues, income, margins and profitability,
·	efforts to purchase and transport locally produced natural gas,
·	recovery of regulatory assets,
·	litigation and other contingencies,
·	regulatory and legislative matters, and
·	dividends.

Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are not guarantees of future performance and are based upon currently available competitive, financial and economic data along with our operating plans.

Item 1A. Risk Factors lists factors that, among others, could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results.

Results of Operations

Gross Margins

Our operating revenues are derived primarily from the sale of natural gas and the provision of natural gas transportation services. We define “gross margins” as gas sales less the corresponding purchased gas expenses, plus transportation, natural gas liquids and other revenues. We view gross margins as an important performance measure of the core profitability of our operations and believe investors benefit from having access to the same financial measures that our management uses. Gross margin can be derived directly from our Consolidated Statements of Income as follows:

($000)	2013	2012	2011

Operating revenues (a)	80,665	74,078	83,040
Regulated purchased gas (a)	(17,825)	(15,703)	(21,077)
Non-regulated purchased gas (a)	(26,011)	(23,380)	(26,762)

Consolidated gross margins	36,829	34,995	35,201

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

In the following table we set forth variations in our gross margins for the last two years compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

($000)	2013 compared to 2012	2012 compared to 2011

Increase (decrease) in gross margins
Regulated segment
Natural gas sales	1,420	(641)
On-system transportation	457	(50)
Off-system transportation	205	(75)
Other	9	25
Intersegment elimination (a)	(441)	73

Total	1,650	(668)

Non-regulated segment
Natural gas sales	(256)	(784)
Natural gas liquids	41	1,360
Other	(42)	(41)
Intersegment elimination (a)	441	(73)

Total	184	462

Increase (decrease) in consolidated gross margins	1,834	(206)

Percentage increase (decrease) in volumes
Regulated segment
Natural gas sales (Mcf)	25	(23)
On-system transportation (Mcf)	6	(2)
Off-system transportation (Mcf)	5	(3)

Non-regulated segment
Natural gas sales (Mcf)	19	7
Natural gas liquids (gallons)	34	100

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Heating degree days were 104% of normal thirty year average temperatures for fiscal 2013, as compared with 83% and 103% of normal temperatures for 2012 and 2011, respectively. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  A heating degree day is the equivalent for each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location.  Normal degree days are based on the historical thirty year average National Weather Service data for the same geographic location.

In 2013, consolidated gross margins increased $1,834,000 (5%), as compared to 2012, due to increased regulated and non-regulated gross margins of $1,650,000 and $184,000, respectively. Regulated gross margins increased due to a 25% increase in volumes sold to our regulated customers as a result of colder weather and an increase in volumes transported as a result of an increase in our transportation customers' gas requirements. Partially offsetting these increases are decreased rates billed through our weather normalization tariff.

In 2012, consolidated gross margins decreased $206,000 (1%), as compared to 2011, due to decreased regulated gross margins of $668,000 (2%) partially offset by increased non-regulated gross margins of $462,000 (6%). Regulated gross margins decreased due to a 23% decline in volumes sold as a result of warmer weather as compared to 2011. Partially offsetting this decrease are increased rates billed through our weather normalization tariff. Non-regulated gross margins increased due to the sale of liquids extracted from natural gas, as we completed the installation of a facility to extract liquids from the natural gas in our system in order to improve the operations of our distribution, transmission and storage systems. The increase was partially offset by decreases in gross margins from non-regulated natural gas sales due to a decline in sales prices.

Operation and Maintenance

In 2013, operation and maintenance increased $1,556,000 (11%) due to a $1,230,000 increase in labor and employee benefits resulting from an increase in pension expense and share-based compensation and a $369,000 increase in uncollectible expense.

In 2012, there were no significant changes in operation and maintenance, as compared to 2011.

Depreciation and Amortization

In 2013, there were no significant changes in depreciation and amortization, as compared to 2012.

In 2012, depreciation and amortization increased $767,000 (15%), as compared to 2011, due to increased depreciation rates approved by the Kentucky Public Service Commission in October 2010 as part of our 2010 rate case, and increased depreciable plant.

Taxes Other Than Income Taxes

In 2013, there were no significant changes in taxes other than income taxes, as compared to 2012.

In 2012, taxes other than income taxes increased $238,000 (12%), as compared to 2011, due to increased property tax expense resulting from both higher assessed values and rates assessed by taxing jurisdictions.

Interest on Long-Term Debt

In 2013 and 2012, interest on long-term debt decreased $546,000 (18%) and $601,000 (17%), respectively, as a result of refinancing our 5.75% Insured Quarterly Notes and 7% Debentures (as further discussed in Note 10 of the Notes to Consolidated Financial Statements).

Other Interest (Income) Expense

In 2013, other interest (income) expense decreased $1,807,000 (183%) due to a decrease in interest accrued for a tax assessment issued to Delta Resources by the Kentucky Department of Revenue (as further discussed in Note 13 of the Notes to Consolidated Financial Statements).

In 2012, other interest (income) expense increased $868,000 (742%) due to interest accrued relating to a tax assessment issued to Delta Resources by the Kentucky Department of Revenue (as further discussed in Note 13 of the Notes to Consolidated Financial Statements).

Income Tax Expense

In 2013, income tax expense increased $1,011,000 (31%) due to an increase in net income before income taxes. There were no significant changes in our effective tax rate for 2013, as compared to 2012.

In 2012, income tax expense decreased $502,000 (13%), as compared to 2011, due to a decrease in net income before income taxes. There were no significant changes in our effective tax rate for 2012, as compared to 2011.

Basic and Diluted Earnings Per Common Share

For 2013 and 2012, our basic and diluted earnings per common share changed as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our dividend reinvestment and stock purchase plan as well as those awarded through our incentive compensation plan. Our computation of basic and diluted earnings per share is set forth in Note 11 of the Notes to Consolidated Financial Statements.

Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 17 of the Notes to Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive.

Certain unvested awards under our shareholder approved incentive compensation plan, as further discussed in Note 17 of the Notes to Consolidated Financial Statements, provide the recipients of the awards all the rights of a shareholder of Delta Natural Gas Company, Inc. including a right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. There were 68,000 and 48,000 unvested participating shares outstanding as of June 30, 2013 and 2012, respectively. There were no antidilutive shares in 2013 and 2012.

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

None of our gas contracts are accounted for using the fair value method of accounting. While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of June 30, 2013, we had forward purchase contracts totaling $328,000 that have various terms with the last contract expiring in December, 2013.  These forward purchase contracts are at a fixed price and not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of June 30, 2013 or June 30, 2012.  The weighted average interest rate on our bank line of credit was 1.3% and 1.4% as of June 30, 2013 and June 30, 2012, respectively.  We did not have any borrowings on our bank line of credit during 2013.

Item 8.      Financial Statements and Supplementary Data

Schedules other than those listed above are omitted because they are not required, are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. That report immediately follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the internal control over financial reporting of Delta Natural Gas Company, Inc. and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated August 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
August 27, 2013

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

Our Board of Directors has adopted charters for the Audit, Corporate Governance and Compensation and Executive Committees of the Board of Directors as well as Corporate Governance Guidelines. These documents can be found on our website by going to the following address: http://www.deltagas.com and clicking on the appropriate link.

A printed copy of any of the materials referred to above can be obtained by contacting us at the following address:

Delta Natural Gas Company, Inc.
Attn: John B. Brown
3617 Lexington Road
Winchester, KY 40391
(859) 744-6171

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934.

The other information required by this Item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings”, “Executive Officers”, “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2013. We incorporate that information in this document by reference.

Item 11.   Executive Compensation

Information in response to this item is contained under the captions “Director Compensation”, “Corporate Governance and Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Risks”, “Corporate Governance and Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Retirement Benefits”, “Potential Payments Upon Termination Or Change in Control” and “Termination Table” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2013. We incorporate that information in this document by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

Pursuant to our shareholder approved incentive compensation plan, we have the ability to grant stock, performance shares and restricted stock to employees, officers and directors. The plan does not provide for the awarding of options, warrants or rights. We do not have any equity compensation plans which have not been approved by our shareholders.

The following table sets forth certain information with respect to our equity compensation plan at June 30, 2013:

Column A	Column B	Column C

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

—	—	849,790

The other information required by this Item is contained under the captions “Security Ownership of Certain Beneficial Owners” and "Security Ownership of Management" in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2013. We incorporate that information in this document by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2013. We incorporate that information in this document by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is contained under the caption “Audit Committee Report” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2013. We incorporate that information in this document by reference.

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

3.2	Registrant's Amended and Restated By-Laws (dated August 20, 2013) are incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 000-8788) dated August 21, 2013.
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

10.04
Gas Sales Agreement, dated May 1, 2010, by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10.04 to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2012.

10.05	Base contracts for the Sale and Purchase of Natural Gas, dated May 1, 2013, by and between Midwest Energy L.L.C. and Registrant is filed herewith.
10.06
Gas Transportation Agreement (Service Package 9069), dated December 19, 1994, by and between Tennessee Gas Pipeline Company and Registrant is incorporated herein by reference to Exhibit 10(e) to Registrant's Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10.07
Agreement to transport natural gas between Nami Resources Company L.L.C. and Registrant, dated March 10, 2005, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated March 23, 2005.

10.08
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

10.11
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

10.12
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

10.14
Gas Storage Lease, dated November 6, 1995, by and between Thomas J. Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant, is incorporated herein by reference to Exhibit 10(k) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.15
Deed and Perpetual Gas Storage Easement, dated December 21, 1995, by and between Katherine M. Cornelius, William Cornelius, Frances Carolyn Fitzpatrick, Isabelle Fitzpatrick Smith and Kenneth W. Smith and Registrant is incorporated herein by reference to Exhibit 10(l) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.16
Loan Agreement, dated October 31, 2002, by and between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(i) to Registrant's Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10.17
Promissory Note, in the original principal amount of $40,000,000, made by Registrant to the order of Branch Banking and Trust Company, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2002.

10.18
Modification Agreement extending to October 31, 2004 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2003.

10.19
Modification Agreement extending to October 31, 2005 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2004.

10.20
Modification Agreement extending to October 31, 2007 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated August 19, 2005.

10.21
Modification Agreement extending to October 31, 2009 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2007.

10.22
Modification Agreement extending to June 30, 2011 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2009.

10.23
Modification Agreement extending to June 30, 2013 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2011.

10.24
Modification Agreement extending to June 30, 2015 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant, is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2013.

10.25
Employment agreement dated March 1, 2000, between Glenn R. Jennings, Registrant's Chairman of the Board, President and Chief Executive Officer, and Registrant, is incorporated herein by reference to Exhibit (k) to Registrant's Form 10-Q (File No. 000-08788) dated March 31, 2000.

10.26
Officer agreements dated March 1, 2000, between two officers, those being John B. Brown and Johnny L. Caudill, and Registrant, are incorporated herein by reference to Exhibit 10(k) to Registrant's Form 10‑Q (File No. 000-08788) for the period ended March 31, 2000.

10.27
Officer agreement dated November 20, 2008, between Brian S. Ramsey and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 21, 2008.

10.28
Officer agreement dated November 19, 2010, between Matthew D. Wesolosky and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 24, 2010.

10.29
Supplemental retirement benefit agreement and trust agreement between Glenn R. Jennings and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated February 25, 2005.

10.30
Registrant's Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated November 17, 2005, is incorporated herein by reference to Exhibit 99(b) to Registrant's S-3D (Reg. No. 333-130301) dated December 14, 2005 and Post-Effective Amendment No. 1 to Registrant's S-3 (Reg. No. 333-130301) dated August 29, 2012.

10.31	Registrant's Incentive Compensation Plan, dated January 1, 2008, is incorporated herein by reference to Exhibit 4.1 to Registrant's S-8 (Reg. No. 333-165210) dated March 4, 2010.
10.32
Notices of Performance Shares Award between four officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, and Brian S. Ramsey, and Registrant, are incorporated herein by reference to Exhibits 10.3, 10.4, 10.5 and 10.6 of Registrant's Form 8-K (File No. 000-08788) dated August 20, 2010.

10.33
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky and Registrant, are incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 of Registrant's Form 8-K (File No. 000-08788) dated August 16, 2011.

10.34
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky and Registrant, are incorporated herein by reference to Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 of Registrant's Form 8-K (File No. 000-08788) dated August 21, 2012.

10.35
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky and Registrant, are incorporated herein by reference to Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 of Registrant's Form 8-K (File No. 000-08788) dated August 21, 2013.

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
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL):
(i) Document and Entity Information;
(ii) Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011;
(iii) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011;
(iv) Consolidated Balance Sheets as of June 30, 2013 and 2012;
(v) Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2013, 2012 and 2011;
(vi) Notes to Consolidated Financial Statements;
(vii) Schedule II – Valuation and Qualifying Accounts for the years ended June 30, 2013, 2012 and 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 2013.

DELTA NATURAL GAS COMPANY, INC.

By: /s/Glenn R. Jennings
Glenn R. Jennings
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:

/s/Glenn R. Jennings	Chairman of the Board, President	August 27, 2013
(Glenn R. Jennings)	and Chief Executive Officer

(ii) Principal Financial Officer:

/s/John B. Brown	Chief Financial Officer,	August 27, 2013
(John B. Brown)	Treasurer and Secretary

(iii) Principal Accounting Officer:

/s/Matthew D. Wesolosky	Vice President - Controller	August 27, 2013
(Matthew D. Wesolosky)

(iv) A Majority of the Board of Directors:

/s/Glenn R. Jennings	Chairman of the Board, President	August 27, 2013
(Glenn R. Jennings)	and Chief Executive Officer

/s/Sandra C. Gray	Director	August 27, 2013
(Sandra C. Gray)

/s/Edward J. Holmes	Director	August 27, 2013
(Edward J. Holmes)

/s/Michael J. Kistner	Director	August 27, 2013
(Michael J. Kistner)

/s/Lewis N. Melton	Director	August 27, 2013
(Lewis N. Melton)

/s/Arthur E. Walker, Jr.	Director	August 27, 2013
(Arthur E. Walker, Jr.)

/s/Michael R. Whitley	Director	August 27, 2013
(Michael R. Whitley)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Delta Natural Gas Company, Inc.:

We have audited the accompanying consolidated balance sheets of Delta Natural Gas Company, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Indianapolis, Indiana
August 27, 2013

Delta Natural Gas Company, Inc.

Consolidated Statements of Income

For the Year Ended June 30,	2013	2012	2011

Operating Revenues
Regulated revenues	$46,427,203	$42,655,378	$48,697,530
Non-regulated revenues	34,237,634	31,422,944	34,342,721
Total operating revenues	$80,664,837	$74,078,322	$83,040,251

Operating Expenses
Regulated purchased gas	$17,825,487	$15,703,114	$21,077,548
Non-regulated purchased gas	26,011,164	23,380,426	26,761,726
Operation and maintenance	15,208,162	13,651,689	14,065,725
Depreciation and amortization	6,092,651	5,923,775	5,156,973
Taxes other than income taxes	2,338,694	2,154,090	1,916,485
Total operating expenses	$67,476,158	$60,813,094	$68,978,457

Operating Income	$13,188,679	$13,265,228	$14,061,794

Other Income and Deductions, Net	$150,816	$75,170	$151,506

Interest Charges
Interest on long-term debt	$2,438,325	$2,984,413	$3,584,772
Other interest (income) expense	(822,190)	984,612	116,763
Amortization of debt expense	253,800	329,231	387,263
Total interest charges	$1,869,935	$4,298,256	$4,088,798

Net Income Before Income Taxes	$11,469,560	$9,042,142	$10,124,502

Income Tax Expense	$4,268,784	$3,258,144	$3,759,607

Net Income	$7,200,776	$5,783,998	$6,364,895

Earnings Per Common Share (Note 11)
Basic	$1.05	$0.85	$0.95
Diluted	$1.05	$0.85	$0.95

Dividends Declared Per Common Share	$0.72	$0.70	$0.68

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows

For the Year Ended June 30,	2013	2012	2011

Cash Flows From Operating Activities
Net income	$7,200,776	$5,783,998	$6,364,895

Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	6,428,051	6,334,647	5,640,916
Deferred income taxes and investment
tax credits	1,959,741	2,513,400	2,536,234
Change in cash surrender value of officer's
life insurance	(27,300)	153	(58,744)
Share-based compensation	921,709	712,144	526,859
Excess tax deficiency from share-based compensation	(8,946)	—	—

(Increase) decrease in assets
Accounts receivable	(841,574)	(1,407,711)	(1,833,298)
Gas in storage	1,451,494	(121,547)	(605,529)
Deferred gas cost	(536,552)	(7,581)	(81,799)
Materials and supplies	9,256	(51,724)	20,629
Prepayments	893,490	(2,606,809)	1,874,828
Other assets	(177,919)	(548,470)	(34,260)

Increase (decrease) in liabilities
Accounts payable	2,725,470	(3,518,540)	1,936,487
Accrued taxes	(2,757,561)	2,695,526	122,358
Asset retirement obligations	(493,946)	1,085,920	(1,351,841)
Other liabilities	(3,189,770)	2,650,640	(591,014)

Net cash provided by operating activities	$13,556,419	$13,514,046	$14,466,721

Cash Flows From Investing Activities
Capital expenditures	$(7,179,473)	$(7,337,115)	$(8,123,479)
Proceeds from sale of property, plant and equipment	131,545	183,678	171,641
Other	(60,000)	141,530	431,897
Net cash used in investing activities	$(7,107,928)	$(7,011,907)	$(7,519,941)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows (continued)

For the Year Ended June 30,	2013	2012	2011

Cash Flows From Financing Activities
Dividends on common shares	$(4,951,002)	$(4,762,257)	$(4,562,284)
Issuance of common shares	587,359	697,775	677,544
Debt issuance costs	—	(107,904)	—
Issuance of long-term debt	—	58,000,000	—
Excess tax benefit from share-based compensation	35,112	21,563	—
Repayment of long-term debt	(1,500,000)	(57,951,006)	(360,993)
Borrowings on bank line of credit	—	17,697,829	17,824,196
Repayment of bank line of credit	—	(17,697,829)	(17,824,196)

Net cash used in financing activities	$(5,828,531)	$(4,101,829)	$(4,245,733)

Net Increase in Cash and Cash Equivalents	$619,960	$2,400,310	$2,701,047

Cash and Cash Equivalents, Beginning of Year	9,740,502	7,340,192	4,639,145

Cash and Cash Equivalents, End of Year	$10,360,462	$9,740,502	$7,340,192

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
Interest	$2,509,962	$3,795,590	$3,702,692
Income taxes (net of refunds)	$1,573,321	$1,011,138	$(124,861)

Significant non-cash transactions
Accrued capital expenditures	$301,679	$336,543	$340,670
Loss on extinguishment of debt recognized as a regulatory asset (Note 10)	$—	$1,896,000	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 Delta Natural Gas Company, Inc.

Consolidated Balance Sheets

As of June 30,	2013	2012

Assets

Current Assets
Cash and cash equivalents	$10,360,462	$9,740,502
Accounts receivable, less accumulated allowances for doubtful	8,700,982	8,028,937
accounts of $536,000 and $157,000 in 2013 and 2012,
respectively
Gas in storage, at average cost (Notes 1 and 16)	5,481,313	6,932,807
Deferred gas costs (Notes 1 and 14)	3,922,844	3,386,292
Materials and supplies, at average cost	561,270	557,118
Prepayments	1,987,855	2,393,674

Total current assets	$31,014,726	$31,039,330

Property, Plant and Equipment	$223,545,925	$217,172,542
Less - Accumulated provision for depreciation	(88,429,625)	(82,835,542)

Net property, plant and equipment	$135,116,300	$134,337,000

Other Assets
Cash surrender value of life insurance
(face amount of $945,000 and $941,000 in 2013 and 2012, respectively)	$334,425	$307,125
Prepaid Pension (Note 6)	2,679,864	—
Regulatory assets (Note 1)	13,770,011	16,517,812
Unamortized debt expense (Notes 1 and 10)	97,104	104,104
Other non-current assets	917,585	589,992

Total other assets	$17,798,989	$17,519,033

Total assets	$183,930,015	$182,895,363

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets (continued)

As of June 30,	2013	2012

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$7,417,789	$4,325,653
Current portion of long-term debt (Note 10)	1,500,000	1,500,000
Accrued taxes	1,433,666	4,154,064
Customers' deposits	646,375	853,061
Accrued interest on debt	132,560	1,026,387
Accrued vacation	730,867	736,856
Deferred income taxes	1,339,287	1,130,581
Other liabilities	435,064	436,281

Total current liabilities	$13,635,608	$14,162,883

Long-Term Debt (Note 10)	$55,000,000	$56,500,000

Long-Term Liabilities
Deferred income taxes	$39,623,563	$37,732,457
Investment tax credits	40,600	62,700
Regulatory liabilities (Note 1)	1,252,629	1,380,838
Accrued pension	—	2,307,260
Asset retirement obligations (Note 4)	3,547,441	3,823,724
Other long-term liabilities	824,759	705,094

Total long-term liabilities	$45,288,992	$46,012,073

Commitments and Contingencies (Note 13)

Total liabilities	$113,924,600	$116,674,956

Shareholders' Equity
Common shares ($1.00 par value), 20,000,000 shares authorized; 6,864,253 and 6,803,941 shares outstanding at June 30, 2013 and June 30, 2012, respectively	$6,864,253	$6,803,941
Premium on common shares	45,523,123	44,048,201
Retained earnings	17,618,039	15,368,265

Total shareholders' equity	$70,005,415	$66,220,407

Total liabilities and shareholders' equity	$183,930,015	$182,895,363

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Year Ended June 30, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,803,941	$44,048,201	$15,368,265	$66,220,407
Net income	—	—	$7,200,776	7,200,776
Issuance of common shares	28,436	558,923	—	587,359
Issuance of common shares under the
incentive compensation plan	31,876	232,226	—	264,102
Share-based compensation expense	—	657,607	—	657,607
Tax benefit from share-based compensation	—	26,166	—	26,166
Dividends on common shares	—	—	(4,951,002)	(4,951,002)

Balance, end of year	$6,864,253	$45,523,123	$17,618,039	$70,005,415

	Year Ended June 30, 2012
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,732,344	$42,688,316	$14,346,524	$63,767,184
Net income	—	—	5,783,998	5,783,998
Issuance of common shares	38,929	658,846	—	697,775
Issuance of common shares under the
incentive compensation plan	32,668	304,373	—	337,041
Share-based compensation expense	—	375,103	—	375,103
Tax benefit from share-based compensation	—	21,563	—	21,563
Dividends on common shares	—	—	(4,762,257)	(4,762,257)

Balance, end of year	$6,803,941	$44,048,201	$15,368,265	$66,220,407

	Year Ended June 30, 2011
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,669,712	$41,546,545	$12,543,913	$60,760,170
Net income	—	—	6,364,895	6,364,895
Issuance of common shares	44,632	632,912	—	677,544
Issuance of common shares under the
incentive compensation plan	18,000	245,970	—	263,970
Share-based compensation expense	—	262,889	—	262,889
Dividends on common shares	—	—	(4,562,284)	(4,562,284)

Balance, end of year	$6,732,344	$42,688,316	$14,346,524	$63,767,184

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a) Principles of Consolidation Delta Natural Gas Company, Inc. (“Delta” or “the Company”) distributes or transports natural gas to approximately 36,000 customers. Our distribution and transportation systems are located in central and southeastern Kentucky and we own and operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system and sell liquids extracted from natural gas in our storage field and our pipeline systems. We have three wholly-owned subsidiaries. Delta Resources, Inc. ("Delta Resources") buys gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys gas and resells it to Delta Resources, Inc. and to customers not on Delta's system. Enpro, Inc. owns and operates production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

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

Property, plant and equipment is comprised of the following major classes of assets:

($000)	2013	2012

Regulated segment
Distribution, transmission and storage	197,251	192,107
General, miscellaneous and intangibles	22,009	21,963
Construction work in progress	1,711	724
Total regulated segment	220,971	214,794

Non-regulated segment	2,575	2,379
Total property, plant and equipment	223,546	217,173

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

(e) Depreciation We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.9%, 2.9% and 2.6% of average depreciable plant for 2013, 2012 and 2011, respectively. Effective October, 2010 we implemented new depreciation rates approved by the Kentucky Public Service Commission in our 2010 rate case which decreased the remaining depreciable lives of our depreciable assets.

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

(g) Gas Cost Recovery Our regulated gas rates include a gas cost recovery clause approved by the Kentucky Public Service Commission which provides for a dollar-tracker that matches revenues and gas costs and provides eventual dollar-for-dollar recovery of all gas costs incurred by the regulated segment and recovery of the uncollectible gas cost portion of bad debt expense. We expense gas costs based on the amount of gas costs recovered through revenue. Any differences between actual gas costs and those gas costs billed are deferred and reflected in the computation of future billings to customers using the gas cost recovery mechanism.

(h) Revenue Recognition We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

(000)	2013	2012

Unbilled revenues ($)	1,435	1,358
Unbilled gas costs ($)	390	392
Unbilled volumes (Mcf)	47	46

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

($000)	2013	2012

Regulatory assets
Current assets
Deferred gas costs	3,923	3,386

Other assets
Conservation/efficiency program expenses	198	236
Loss on extinguishment of debt	3,389	3,636
Asset retirement obligations	3,788	3,001
Accrued pension	6,369	9,537
Regulatory case expenses	26	108
Total other assets	13,770	16,518
Total regulatory assets	17,693	19,904

Regulatory liabilities
Long-term liabilities
Accrued cost of removal on long-lived assets	328	338
Regulatory liability for deferred income taxes	925	1,043
Total regulatory liabilities	1,253	1,381

All of our regulatory assets and liabilities have been approved for recovery by the Kentucky Public Service Commission and are currently being recovered or refunded through our regulated gas rates. In addition, the unrecovered balance of the loss on extinguishment of debt is included in rate base and, therefore, earns a return. The weighted average recovery period of regulatory assets not earning a return is 21 years.

(l) Impairment of Long-Lived Assets We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. In the opinion of management, our long-lived assets are appropriately valued in the accompanying consolidated financial statements. There were no impairments of long-lived assets during 2013, 2012 or 2011.

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

In December, 2011, the Financial Accounting Standards Board issued guidance requiring additional disclosure of the effect or potential effect of rights of setoff associated with an entity's financial instruments and derivative instruments. The guidance will be effective for our quarter ending September 30, 2013 and is not expected to have a have a material impact on our results of operations, financial position or cash flows.

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

($000)	2013	2012

Trust assets
Money market	9	6
U.S. equity securities	486	364
U.S. fixed income securities	244	220
	739	590

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

	2013		2012
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	56,500	55,150	58,000	59,027

(4) Asset Retirement Obligations

Legal obligations

As of June 30, 2013 and 2012, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain gas wells, storage tanks, mains and services. In 2012, our asset retirement obligations increased to reflect revisions to the estimated cost to retire certain mains and services. For asset retirement obligations related to regulated assets, accretion of the liability and depreciation of the asset retirement costs are recorded as regulatory assets, pursuant to regulatory accounting standards, as we recover the cost of removing our regulated assets through our depreciation rates.

The following is a summary of our asset retirement obligations as shown as asset retirement obligations on the accompanying Consolidated Balance Sheets:

($000)	2013	2012

Balance, beginning of year	3,824	2,561
Liabilities incurred	20	16
Liabilities settled	(616)	(552)
Accretion	267	207
Revisions in estimated cash flows	52	1,592
Balance, end of year	3,547	3,824

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

Non-legal obligations

In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense to the extent recovery of such costs is granted by our regulator even though such costs do not represent legal obligations. In accordance with regulatory accounting standards, $328,000 and $338,000 of such accrued cost of removal was recorded as a regulatory liability on the accompanying Consolidated Balance Sheets as of June 30, 2013 and 2012, respectively.

(5) Income Taxes

We provide for income taxes on temporary differences resulting from the use of alternative methods of income and expense recognition for financial and tax reporting purposes. The differences result primarily from the use of accelerated tax depreciation methods for certain properties versus the straight-line depreciation method for financial reporting purposes, differences in recognition of purchased gas costs and certain accruals which are not currently deductible for income tax purposes. Investment tax credits were deferred for certain periods prior to fiscal 1987 and are being amortized to income over the estimated useful lives of the applicable properties. We utilize the asset and liability method for accounting for income taxes, which requires that deferred income tax assets and liabilities be computed using tax rates that will be in effect when the book and tax temporary differences reverse. Changes in tax rates applied to accumulated deferred income taxes are not immediately recognized in operating results because of ratemaking treatment. A regulatory liability has been established to recognize the regulatory obligation to refund these excess deferred taxes through customer rates. The current portion of the net accumulated deferred income tax liability is shown as current liabilities and the long-term portion is included in long-term liabilities on the accompanying Consolidated Balance Sheets. The temporary differences which gave rise to the net accumulated deferred income tax liability for the periods are as follows:

($000)	2013	2012

Deferred Tax Liabilities
Current
Deferred gas cost	(1,459)	(1,170)
Prepaid expenses	(304)	(319)
	(1,763)	(1,489)

Non-Current
Accelerated depreciation	(36,004)	(34,955)
Other	(1,040)	(1,077)
Pension	(908)	—
Regulatory assets - asset retirement obligations	(736)	(640)
Regulatory assets - loss on extinguishment of debt	(1,287)	(1,380)
Regulatory assets - unrecognized accrued pension	(2,418)	(3,620)
Regulatory liabilities	(1,268)	(1,268)
	(43,661)	(42,940)
Total deferred tax liabilities	(45,424)	(44,429)

Deferred Tax Assets
Current
Accrued employee benefits	313	238
Bad debt reserve	58	57
Other	53	63
	424	358

Non-Current
Accrued employee benefits	855	653
Asset retirement obligations	1,284	1,389
Investment tax credits	25	38
Other	81	505
Pension	—	886
Regulatory liabilities	1,610	1,650
Section 263 (a) capitalized costs	182	87
	4,037	5,208

Total deferred tax assets	4,461	5,566
Net accumulated deferred income tax liability	(40,963)	(38,863)

The components of the income tax provision are comprised of the following for the years ended June 30:

($000)	2013	2012	2011

Current
Federal	1,940	525	956
State	390	220	276
Total	2,330	745	1,232
Deferred	1,939	2,513	2,528
Income tax expense	4,269	3,258	3,760

Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

(%)	2013	2012	2011

Statutory federal income tax rate	34.0	34.0	34.0
State income taxes, net of federal benefit	4.0	4.0	4.0
Amortization of investment tax credits	(0.2)	(0.3)	(0.3)
Other differences, net	(0.6)	(1.7)	(0.6)
Effective income tax rate	37.2	36.0	37.1

We recognize the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The liability for unrecognized tax benefits expected to be recognized within the next twelve months has partially offset our prepaid income taxes and been presented in prepayments on the Consolidated Balance Sheets. The liability for unrecognized tax benefits not expected to be recognized within the next twelve months has been presented in other long-term liabilities on the Consolidated Balance Sheets. Interest and penalties on tax uncertainties are classified in income tax expense in the Consolidated Statements of Income.

The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $31,000 and $38,000 as of June 30, 2013 and 2012, respectively. As of June 30, 2013, we have accrued interest of $9,000 on unrecognized tax positions. We recognized interest income of $1,000 on unrecognized tax positions in the 2013 Consolidated Statements of Income. We accrued $3,000 of interest in the 2012 Consolidated Statements of Income.

The following is a tabular reconciliation of our unrecognized tax benefits:

($000)	2013	2012

Balance, beginning of year	200	266
Gross increases - tax positions in prior period	—	131
Gross decreases - tax positions in prior period	(99)	(197)
Balance, end of year	101	200

We file income tax returns in the federal and Kentucky jurisdictions.  Tax years previous to June 30, 2011 and June 30, 2010 are no longer subject to examination for federal and Kentucky income taxes, respectively.

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

Our obligations and the funded status of our plan, measured at June 30, 2013 and June 30, 2012, respectively, are as follows:

($000)	2013	2012

Change in Benefit Obligation
Benefit obligation at beginning of year	23,278	17,915
Service cost	1,116	921
Interest cost	913	921
Actuarial (gain)/loss	(1,271)	3,994
Benefits paid	(515)	(473)
Benefit obligation at end of year	23,521	23,278

Change in Plan Assets
Fair value of plan assets at beginning of year	20,971	21,056
Actual return on plan assets	2,945	(112)
Employer contributions	2,800	500
Benefits paid	(515)	(473)
Fair value of plan assets at end of year	26,201	20,971

Recognized Amounts
Projected benefit obligation	(23,521)	(23,278)
Plan assets at fair value	26,201	20,971
Funded status	2,680	(2,307)

Net amount recognized as prepaid (accrued) benefit costs on the Consolidated Balance Sheets	2,680	(2,307)

Items Not Yet Recognized as a Component of Net Periodic Benefit Costs
Prior service cost	(403)	(489)
Net loss	6,772	10,026
Amounts recognized as regulatory assets	6,369	9,537

The accumulated benefit obligation was $20,508,000 and $20,125,000 for 2013 and 2012, respectively.

($000)	2013	2012	2011

Components of Net Periodic Benefit Cost
Service cost	1,116	921	939
Interest cost	913	921	854
Expected return on plan assets	(1,578)	(1,474)	(1,079)
Amortization of unrecognized net loss	615	200	501
Amortization of prior service cost	(86)	(87)	(86)
Net periodic benefit cost	980	481	1,129

Weighted-Average % Assumptions Used to Determine Benefit Obligations
Discount rate	4.5	4.0	5.25
Rate of compensation increase	4.0	4.0	4.0

Weighted-Average % Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.0	5.25	5.25
Expected long-term return on plan assets	7.0	7.0	7.0
Rate of compensation increase	4.0	4.0	4.0

Plan Assets

Our target investment allocations have been developed using an asset allocation model which weighs risk versus return of various investment indices to create a target asset allocation to maximize return subject to a moderate amount of portfolio risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed income investments. Our target investment allocations are approximately 70% equity investments and 30% fixed income investments. Our equity investment target allocations are heavily weighted toward domestic equity securities, with allocations to domestic real estate securities, inflation indexed securities and foreign equity securities for the purposes of diversification. Fixed income securities primarily include U.S. government obligations and corporate debt securities. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

The assets of the plan are comprised of investments in mutual funds. In June, 2013, upon changing investment advisors for our defined benefit plan, we adopted a new asset allocation model which resulted in changes to our target allocation for plan assets and the reallocation of our investment in the common collective trusts to exchange traded mutual funds. Each individual mutual fund or common collective trust has been selected based on its investment strategy, which approximates a specific asset class within our target allocation.

	Target	Actual Allocation
(%)	Allocation	2013	2012
Asset Class (a)
Cash	—	3	—

Equity Securities
U.S. Equity Securities	32	53	48
Foreign Equity Securities	19	11	13
Domestic Real Estate	7	6	13
Inflation Indexed Securities	13	—	—
	71	70	74

Fixed Income Securities	29	27	26
	100	100	100
(a)  Each mutual fund and common collective trust has been categorized based on its primary investment strategy.

The mutual funds are categorized as Level 1 in the fair value hierarchy as the fair value of the mutual funds is determined based on the quoted market price of each fund. The common/collective trusts are categorized as Level 2 in the fair value hierarchy. The fair value of the common/collective trusts were determined based on the net asset value as published by the respective fund manager multiplied by the number of units held in the trust. For our investments in the common/collective trusts, there were no restrictions on our ability to sell these investments. The respective level within the fair value hierarchy is determined as described in Note 1 of the Notes to Consolidated Financial Statements. The following represents the fair value of plan assets:

($000)	2013	Level 1	Level 2	Level 3
Asset Class (a)
Cash	778	778	—	—

Exchange Traded Mutual Funds
U.S. Equity Securities	14,191	14,191	—	—
Fixed Income Securities	6,969	6,969	—	—
Foreign Equity Securities	2,756	2,756	—	—
Domestic Real Estate Securities	1,507	1,507	—	—
	25,423	25,423	—	—
Total	26,201	26,201	—	—

($000)	2012	Level 1	Level 2	Level 3
Asset Class (a)
Cash	31	31	—	—

Exchange Traded Mutual Funds
U.S. Equity Securities	696	696	—	—
Fixed Income Securities	1,115	1,115	—	—
Foreign Equity Securities	1,062	1,062	—	—
Domestic Real Estate Securities	2,737	2,737	—	—
	5,610	5,610	—	—

Common Collective Trusts
Short-Term Income Fund	148	—	148	—
U.S. Fixed Income Fund	2,202	—	2,202	—
Global Equity Growth Fund	2,472	—	2,472	—
Global Equity Value Fund	1,136	—	1,136	—
U.S. Equity Index Fund	2,098	—	2,098	—
Foreign Equity Index Fund	1,694	—	1,694	—
Blended Fund (b)	5,580	—	5,580	—
	15,330	—	15,330	—
Total	20,971	5,641	15,330	—

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

We made $2,800,000 of discretionary contributions to the defined benefit plan in fiscal 2013. We expect to contribute $500,000 to the defined benefit plan in fiscal 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($000)

2014	931
2015	2,599
2016	898
2017	1,029
2018	1,551
2019 - 2023	7,051

Effective May 9, 2008, any employees hired on and after that date were not eligible to participate in our defined benefit plan. Freezing the defined benefit plan for new entrants did not impact the level of benefits for existing participants.

We do not provide postretirement or postemployment benefits other than the pension plan for retired employees.

(b) Employee Savings Plan We have an Employee Savings Plan (“Savings Plan”) under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. The Company matches 100% of the employee's contribution up to a maximum company contribution of 4% of the employee's annual compensation. Employees hired after May 9, 2008, who are not eligible to participate in the defined benefit retirement plan, annually receive an additional 4% non-elective contribution into their Savings Plan account. Company contributions are discretionary and subject to change with approval from our Board of Directors. For 2013, 2012 and 2011, Delta's Savings Plan expense was $313,000, $325,000 and $301,000, respectively.

(c) Supplemental Retirement Agreement We sponsor a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta's Chairman of the Board, President and Chief Executive Officer. Delta contributes $60,000 annually into an irrevocable trust until Mr. Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. As of June 30, 2013 and 2012, the irrevocable trust assets are $739,000 and $590,000, respectively. These amounts are included in other non-current assets on the accompanying Consolidated Balance Sheets. Liabilities, in corresponding amounts, are included in other long-term liabilities on the accompanying Consolidated Balance Sheets.

(7) Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan (“Reinvestment Plan”) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 28,436, 38,929 and 44,632 shares in 2013, 2012 and 2011, respectively. We registered 400,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2013 there were 122,000 shares available for issuance.

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

(9) Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of June 30, 2013 and June 30, 2012. We did not borrow from the bank line of credit during 2013. The maximum amount borrowed during 2012 was $6,491,000. The bank line of credit extends through June 30, 2015. The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.15%. The annual cost of the unused bank line of credit is .125%. We were in compliance with the covenants of our bank line of credit (as further discussed in Note 10 of the Notes to Consolidated Financial Statements) during all periods presented in the Consolidated Financial Statements.

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

($000)
2014	1,500
2015	1,500
2016	1,500
2017	1,500
Thereafter	50,500
Total long-term debt	56,500

Any additional prepayment of principal by the Company may be subject to a prepayment premium which varies depending on the yields of United States Treasury securities with a maturity equal to the remaining average life of the Series A Notes.

We amortize debt issuance expenses over the life of the related debt using the effective interest method. At June 30, 2013 and 2012, the unamortized balance was $3,486,000 and $3,740,000, respectively. Loss on extinguishment of debt of $3,389,000 and $3,636,000 included in the above has been deferred as a regulatory asset and is being amortized over the term of the related debt consistent with regulatory accounting as further discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

As of June 30, 2013, we were in compliance with all financial covenants.

The following table shows the required and actual financial covenants under our Series A Notes as of June 30, 2013:

	Requirement	Actual

Tangible net worth	no less than $25,800,000	$68,674,245
Debt to capitalization ratio	no more than 70%	45%
Fixed charge coverage ratio	no less than 1.20x	7.75	x
Dividends paid	no more than $28,318,000	$8,526,000

Our 4.26% Series A Notes restrict us from:

•	with limited exceptions, granting or permitting liens on or security interests in our properties,

•	selling a subsidiary, except in limited circumstances,

•	incurring secured debt, or permitting a subsidiary to incur debt or issue preferred stock to any third party, in an aggregate amount that exceeds 10% of our tangible net worth,

•	changing the general nature of our business,

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

Without the consent of the bank that has extended to us our bank line of credit or terminating our bank line of credit, we may not:.

•	merge with another entity,

•	sell a material portion of our assets other than in the ordinary course of business,

•	issue stock which in the aggregate exceeds thirty-five percent (35%) of our outstanding shares of common stock, or

•	permit any person or group of related persons to hold more than twenty percent (20%) of the Company's outstanding shares of stock.

Furthermore, the agreement governing our 4.26% Series A Notes contains a cross-default provision which provides that we will be in default under the 4.26% Series A Notes if we are in default on any other outstanding indebtedness that exceeds $2,500,000.  Similarly, the loan agreement governing the bank line of credit contains a cross-default provision which provides that we will be in default under the bank line of credit if we are in default under our 4.26% Series A Notes and fail to cure the default within ten days of notice from the bank.  We were in compliance with the covenants under our bank line of credit and 4.26% Series A Notes for all periods presented in the Consolidated Financial Statements.

(11) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Numerator - Basic and Diluted
Net income ($000)	7,201	5,784	6,365
Dividends paid ($000)	(4,951)	(4,762)	(4,562)

Undistributed earnings ($000)	2,250	1,022	1,803
Percentage allocated to common shares (a)	99.4%	99.6%	99.9%

Undistributed earnings allocated to common shares ($000)	2,238	1,018	1,801
Dividends paid on common shares outstanding ($000)	4,930	4,747	4,557

Net income available to common shares ($000)	7,168	5,765	6,358

Denominator
Basic - weighted average common shares	6,843,455	6,777,186	6,707,224

Incremental unvested non-participating shares (b)	—	—	5,580

Diluted - weighted-average common shares	6,843,455	6,777,186	6,712,804

Per common share net income ($)
Basic	1.05	0.85	0.95
Diluted	1.05	0.85	0.95

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	6,843,455	6,777,186	6,707,224
Unvested participating shares (c)	38,417	28,082	8,000
Total	6,881,872	6,805,268	6,715,224
Percentage allocated to common shares	99.4%	99.6%	99.9%

(b) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 17 of the Notes to Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed in (c).  The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. There were no antidilutive shares in 2013, 2012 and 2011.

(c) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 17 of the Notes to Consolidated Financial Statements, provide the recipients of the awards all the rights of a shareholder of Delta including a right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive.  There were no antidilutive shares in 2013, 2012 and 2011. There were 68,000 and 48,000 unvested participating shares outstanding as of June 30, 2013 and 2012, respectively.

(12) Operating Leases

We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $71,000, $70,000 and $72,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

(13) Commitments and Contingencies

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.2 million would be paid in addition to continuation of specified benefits for up to five years. Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 17 of the Notes to Consolidated Financial Statements, would immediately vest.

Our June 30, 2012 Consolidated Balance Sheet includes $3,055,000 of accrued taxes and $877,000 of interest related to an assessment of a license tax levied on the gross receipts of Delta Resources' customers over the period of July, 2005 through September, 2011. The assessment was resolved in February, 2013 and the previously accrued interest was reversed. Delta Resources billed its customers $2,546,000 which represents their proportionate share of the assessment, as Delta Resources has a contractual right to seek reimbursement from its customers. As of June 30, 2013, the net receivable from Delta Resources' customers was $1,016,000. We will continue to pursue collection of the taxes from these customers and to monitor the amount of the receivable to be realized.

On the Consolidated Balance Sheets, the receivable from Delta Resources' customers is included in accounts receivable. On the June 30, 2012 Consolidated Balance Sheet, the liability for taxes was included in accrued taxes, and the liability for interest was included in accrued interest on debt. In the Consolidated Statements of Income, the change in the interest accrued is included in other interest (income) expense.

We are not a party to any material pending legal proceedings.

We have entered into forward purchase agreements beginning in July, 2013 and expiring at various dates through December, 2013. These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements. These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements. These agreements have aggregate remaining minimum purchase obligations of $328,000 for our fiscal year ending June 30, 2014.

(14)  Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services. Their regulation of our business includes setting the rates we are permitted to charge our regulated customers. We monitor our need to file requests with them for a general rate increase for our natural gas and transportation services. They have historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of gas costs, and a reasonable rate of return. Our regulated rates were most recently adjusted in our 2010 rate case and became effective in October, 2010. In this case, the Kentucky Public Service Commission approved increased base rates to provide an additional $3,513,000 in annual revenues based upon a 10.4% allowed return on common equity and a $1,770,000 increase in annual depreciation expense. A majority of the increase was allocated to our fixed monthly customer charge as opposed to the volumetric rate, and therefore the increase in revenues is less dependent on customer usage and occurs more evenly throughout the year. We do not have any matters before the Kentucky Public Service Commission that would have a material impact on our results of operations, financial position or cash flows.

We have a pipe replacement program which allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which are associated with the replacement of pipe and related facilities. The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.

The Kentucky Public Service Commission allows us a gas cost recovery clause, which permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs and any bad debt expense related to gas cost. Although we are not required to file a general rate case to adjust rates pursuant to the gas cost recovery clause, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual gas costs were incurred.

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

In addition to regulation by the Kentucky Public Service Commission, we may obtain non-exclusive franchises from the cities in which we operate authorizing us to place our facilities in the streets and public grounds. No utility may obtain a franchise until it has obtained approval from the Kentucky Public Service Commission to bid on such franchise. We hold franchises in five of the cities we serve, and we continue to operate under the conditions of expired franchises in four other cities we serve. In the other cities and areas we serve, the areas served do not have governmental organizations authorized to grant franchises or the city governments do not require a franchise. We attempt to acquire or reacquire franchises whenever feasible. Without a franchise, a city could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city. To date, the absence of a franchise has not adversely affected our operations.

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

In our non-regulated segment, two customers each provided more than 5% of our operating revenues. Our largest customer provided approximately $17,866,000, $12,450,000 and $11,461,000 of non-regulated revenues during 2013, 2012 and 2011, respectively. Our second largest customer provided approximately $5,390,000, $6,815,000 and $8,067,000 of non-regulated revenues during 2013, 2012 and 2011, respectively. There is no assurance that revenues from these customers will continue at these levels.

In 2013, we purchased approximately 98% of our natural gas from Atmos Energy Marketing, M & B Gas Services and Midwest Energy Services. In 2012 and 2011, we purchased approximately 99% of our natural gas from Atmos Energy Marketing and M & B Gas Services.

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

Segment information is shown in the following table:

($000)	2013	2012	2011
Operating Revenues
Regulated
External customers	46,427	42,655	48,697
Intersegment	4,145	3,704	3,777
Total regulated	50,572	46,359	52,474
Non-regulated
External customers	34,238	31,423	34,343
Eliminations for intersegment	(4,145)	(3,704)	(3,777)
Total operating revenues	80,665	74,078	83,040

Operating Expenses
Regulated
Purchased gas	17,825	15,703	21,078
Depreciation and amortization	6,023	5,871	5,037
Other	14,701	13,909	14,318
Total regulated	38,549	35,483	40,433
Non-regulated
Purchased gas	26,011	23,380	26,762
Depreciation and amortization	70	53	120
Other	6,990	5,601	5,440
Total non-regulated	33,071	29,034	32,322
Eliminations for intersegment	(4,145)	(3,704)	(3,777)
Total operating expenses	67,476	60,813	68,978

Other Income and Deductions, Net
Regulated	151	77	153
Non-regulated	—	(2)	(1)
Total other income and deductions	151	75	152

Interest Charges
Regulated	2,688	3,366	4,029
Non-regulated	(818)	932	60
Total interest charges	1,870	4,298	4,089

Income Tax Expense
Regulated	3,676	2,772	3,012
Non-regulated	593	486	748
Total income tax expense	4,269	3,258	3,760

Net Income
Regulated	5,970	4,990	5,153
Non-regulated	1,231	794	1,212
Total net income	7,201	5,784	6,365

Assets
Regulated	177,662	174,454	168,997
Non-regulated	6,268	8,441	5,899
Total assets	183,930	182,895	174,896

Capital Expenditures
Regulated	6,983	7,163	8,120
Non-regulated	196	174	3
Total capital expenditures	7,179	7,337	8,123

(16)  Insurance Proceeds

In September, 2011, we received $300,000 of insurance proceeds relating to a gas inventory adjustment recorded in fiscal 2009 for the Company's underground storage field.  These proceeds are included in operation and maintenance in the 2012 Consolidated Statement of Income.

(17) Share-Based Compensation

We have a shareholder approved incentive compensation plan (the “Plan”) that provides for compensation payable in shares of our common stock. The Plan is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and outside directors who shall be eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

The number of shares of our common stock which may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of June 30, 2013, 850,000 shares of common stock were available for issuance under the Plan. Shares of common stock may be issued from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation is recorded in the non-regulated segment and included in operation and maintenance expense in the Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period. Fair value is the closing price of our common shares at the grant date. The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director. We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. Our share-based compensation expense was $922,000, $712,000 and $527,000 for 2013, 2012 and 2011, respectively.

     Tax benefits of $26,000 and $22,000 were recognized as a premium on common shares on our 2013 and 2012 Consolidated Balance Sheets, respectively, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for share-based compensation.  The excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

In 2013 and 2012, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $264,000 (12,000 shares) and $337,000 (22,000 shares), respectively. The recipients vested in the awards shortly after the awards were granted, but during the time between the grant dates and the vesting dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

In 2013 and 2012, performance shares were awarded to the Company's executive officers having grant date fair values of $844,000 (39,000 shares) and $552,000 (36,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation. Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest equally over a three-year period beginning each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards. Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.

As of June 30, 2013 the performance objectives for the performance shares awarded in 2013 have been satisfied and subject to further limitations of the plan, up to 39,000 unvested shares will be issued to the recipients, subject to a service condition whereby a recipient of the award shall vest in one-third increments each year beginning August 31, 2013 and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period. The performance objectives for the performance shares awarded in 2012 were met and 27,000 unvested shares were issued on August 31, 2012, of which 18,000 shares remain unvested as of June 30, 2013.

For 2013 and 2012, compensation expense related to the performance shares was $658,000 and $375,000, respectively. Compensation expense of $431,000 is expected to be recognized between 2014 and 2016 for the unvested shares.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition. Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives.

Since the performance condition has been satisfied, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards. The holder becomes vested as a result of certain events such as death or disability of the holder. Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at June 30, 2013 is 1.6 years.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares	Weighted-average grant date fair value

Unvested shares at June 30, 2011	32,000	$14.67
Granted (1)	36,000	$15.32
Vested	(10,666)	(14.67)
Forfeited (2)	(9,000)	(15.32)
Unvested shares at June 30, 2012	48,334	$15.03
Granted (1)	39,000	$21.63
Vested	(19,666)	(14.96)
Unvested shares at June 30, 2013	67,668	$18.85

(1)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

(2)	Represents the number of shares awarded but not earned based on the actual performance criteria achieved.

(18) Quarterly Financial Data (Unaudited)

The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

Quarter Ended	Operating Revenues	Operating Income	Net Income (Loss)	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share
Fiscal 2013

September 30	$11,452,315	$415,946	$(158,903)	$(0.02)	$(0.02)
December 31	22,106,691	4,967,855	3,249,376	0.47	0.47
March 31	31,133,349	7,323,064	4,242,677	0.62	0.62
June 30	15,972,482	481,814	(132,374)	(0.02)	(0.02)

Fiscal 2012

September 30	$12,896,327	$566,101	$(797,126)	$(0.12)	$(0.12)
December 31	22,526,345	4,984,294	2,512,238	0.37	0.37
March 31	26,716,070	6,971,971	3,925,295	0.58	0.58
June 30	11,939,580	742,862	143,591	0.02	0.02

(19) Subsequent Events

In August, 2013, 17,000 shares of common stock was awarded to virtually all Delta employees and directors having a grant date fair value of $350,000. Additionally, in August, 2013, performance shares were awarded to the Company's executive officers. The performance share awards vest only if the performance objective of the awards is met, which is based on the Company's fiscal 2014 audited earnings per share, before any cash bonuses or share-based compensation. Subject to further limitations described in the Plan, all performance shares paid shall be in the form of unvested shares, which contain a service condition whereby recipients of the awards shall vest in one-third increments each year beginning on August 31, 2014, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period. The maximum number of shares which could be issued under the performance awards is 39,000, having a grant date fair value of $801,000.

  SCHEDULE II
DELTA NATURAL GAS COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2013, 2012 and 2011

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions

			Charged to
	Balance at	Charged to	Other	Amounts
	Beginning of	Costs and	Accounts -	Charged Off	Balance at
Description	Period	Expenses	Recoveries	Or Paid	End of Period

Deducted From the Asset to Which it Applies - Allowance for doubtful accounts for the years ended:

June 30, 2013	$157,000	$496,512	$140,178	$257,435	$536,255
June 30, 2012	190,000	127,891	168,204	329,095	157,000
June 30, 2011	273,000	67,359	170,810	321,169	190,000