Form 10-Q
period 2013-09-30
DELTA NATURAL GAS CO INC
filed 2013-11-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013 Delta Natural Gas Company, Inc. had 6,921,167 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

OPERATING REVENUES
Regulated revenues	$5,895,270	$5,741,471
Non-regulated revenues	7,146,002	5,710,844
Total operating revenues	$13,041,272	$11,452,315

OPERATING EXPENSES
Regulated purchased gas	$1,339,194	$1,326,003
Non-regulated purchased gas	5,252,450	4,145,157
Operation and maintenance	3,633,562	3,467,423
Depreciation and amortization	1,548,060	1,507,878
Taxes other than income taxes	575,908	589,908
Total operating expenses	$12,349,174	$11,036,369

OPERATING INCOME	$692,098	$415,946

OTHER INCOME AND DEDUCTIONS, NET	70,680	49,008

INTEREST EXPENSE	677,191	744,823

NET INCOME (LOSS) BEFORE INCOME TAXES	$85,587	$(279,869)

INCOME TAX EXPENSE (BENEFIT)	6,178	(120,966)

NET INCOME (LOSS)	$79,409	$(158,903)

EARNINGS (LOSS) PER COMMON SHARE (Note 11)
Basic	$.01	$(.02)
Diluted	$.01	$(.02)

DIVIDENDS DECLARED PER COMMON SHARE	$.19	$.18

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,391,143	$10,360,462
Accounts receivable, less accumulated allowances	7,215,777	8,700,982
for doubtful accounts of $237,000 and $536,000, respectively
Gas in storage, at average cost	8,562,597	5,481,313
Deferred gas costs	5,306,537	3,922,844
Materials and supplies, at average cost	576,848	561,270
Prepayments	2,421,659	1,987,855
Total current assets	$28,474,561	$31,014,726

PROPERTY, PLANT AND EQUIPMENT	$225,741,938	$223,545,925
Less-Accumulated provision for depreciation	(89,802,492)	(88,429,625)
Net property, plant and equipment	$135,939,446	$135,116,300

OTHER ASSETS
Cash surrender value of life insurance	$357,546	$334,425
Prepaid pension	2,492,463	2,679,864
Regulatory assets	14,176,900	13,770,011
Unamortized debt expense	95,404	97,104
Other non-current assets	908,317	917,585
Total other assets	$18,030,630	$17,798,989

Total assets	$182,444,637	$183,930,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	September 30,	June 30,
	2013	2013

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,374,046	$7,417,789
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,661,177	1,433,666
Customers' deposits	678,104	646,375
Accrued interest on debt	129,011	132,560
Accrued vacation	723,409	730,867
Deferred income taxes	1,823,568	1,339,287
Other current liabilities	463,491	435,064
Total current liabilities	$12,352,806	$13,635,608

LONG-TERM DEBT	$55,000,000	$55,000,000

LONG-TERM LIABILITIES
Deferred income taxes	$39,978,372	$39,623,563
Investment tax credits	36,600	40,600
Regulatory liabilities	1,195,114	1,252,629
Asset retirement obligations	3,609,876	3,547,441
Other long-term liabilities	853,125	824,759
Total long-term liabilities	$45,673,087	$45,288,992

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$113,025,893	$113,924,600

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 6,921,167 and 6,864,253 shares
outstanding at September 30, 2013 and June 30,
2013, respectively	$6,921,167	$6,864,253
Premium on common shares	46,120,497	45,523,123
Retained earnings	16,377,080	17,618,039
Total shareholders' equity	$69,418,744	$70,005,415

Total liabilities and shareholders' equity	$182,444,637	$183,930,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,864,253	$45,523,123	$17,618,039	$70,005,415
Net income	—	—	79,409	79,409
Issuance of common shares	7,218	131,098	—	138,316
Issuance of common shares under the
incentive compensation plan	49,696	299,930	—	349,626
Share-based compensation expense	—	136,080	—	136,080
Excess tax benefit from share-based compensation	—	30,266	—	30,266
Dividends on common shares	—	—	(1,320,368)	(1,320,368)

Balance, end of period	$6,921,167	$46,120,497	$16,377,080	$69,418,744

	Three Months Ended September 30, 2012
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,803,941	$44,048,201	$15,368,265	$66,220,407
Net loss	—	—	(158,903)	(158,903)
Issuance of common shares	7,305	139,854	—	147,159
Issuance of common shares under the
incentive compensation plan	31,876	232,226	—	264,102
Share-based compensation expense	—	103,543	—	103,543
Excess tax benefit from share-based compensation	—	26,166	—	26,166
Dividends on common shares	—	—	(1,235,873)	(1,235,873)

Balance, end of period	$6,843,122	$44,549,990	$13,973,489	$65,366,601

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$79,409	$(158,903)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,630,960	1,593,078
Deferred income taxes and investment tax credits	806,530	626,304
Change in cash surrender value of officer's life insurance	(23,121)	(8,918)
Share-based compensation	485,706	367,645
Excess tax deficiency from share-based compensation	(8,967)	(8,945)
Increase in assets	(3,535,474)	(3,201,233)
Decrease in liabilities	(1,760,016)	(1,913,990)

Net cash used in operating activities	$(2,324,973)	$(2,704,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,527,027)	$(1,735,876)
Proceeds from sale of property, plant and equipment	25,500	715

Net cash used in investing activities	$(2,501,527)	$(1,735,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(1,320,368)	$(1,235,873)
Issuance of common shares	138,316	147,159
Excess tax benefit from share-based compensation	39,233	35,111

Net cash used in financing activities	$(1,142,819)	$(1,053,603)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,969,319)	$(5,493,726)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,360,462	9,740,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,391,143	$4,246,776

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended September 30, 2013 and 2012 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2013.

(2)     New Accounting Pronouncements

                In December, 2011, the Financial Accounting Standards Board issued guidance requiring additional disclosure of the effect or potential effect of rights of setoff associated with an entity’s financial instruments and derivative instruments. The guidance applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are subject to a master netting arrangement or similar agreement. The guidance, effective for our quarter ending September 30, 2013, did not require any additional disclosures with respect to our results of operations, financial position or cash flows.

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

	September 30,	June 30,
($000)	2013	2013

Trust assets
Money market	42	9
U.S. equity securities	539	486
U.S. fixed income securities	183	244
	764	739

The carrying amounts of our other financial instruments including cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value.

Our Series A Notes, presented as current portion of long-term debt and long-term debt on the Condensed Consolidated Balance Sheets, are stated at historical cost. The fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate.  The credit adjusted risk-free rate for our 4.26% Series A Notes is the estimated cost to borrow a debt instrument with the same terms from a private lender at the measurement date.  The fair value of our long-term debt is categorized as Level 2 in the fair value hierarchy.

	September 30,		June 30,
	2013		2013
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	56,500	55,174	56,500	55,150

(4)	Risk Management and Derivative Instruments

To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk.  We purchase our gas supply through a combination of spot market and forward purchases.  We mitigate price risk by efforts to balance supply and demand.  For our regulated segment, we have minimal price risk resulting from these forward natural gas purchases because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.  None of our gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase contracts and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

(5)	Unbilled Revenue

We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	September 30,	June 30,
(000)	2013	2013

Unbilled revenues ($)	1,471	1,435
Unbilled gas costs ($)	422	390
Unbilled volumes (Mcf)	51	47

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Condensed Consolidated Balance Sheets.  Unbilled revenues are included in regulated revenues and unbilled gas costs are included in regulated purchased gas on the accompanying Condensed Consolidated Statements of Income (Loss).

(6)    Defined Benefit Retirement Plan

Net periodic benefit cost for our trusteed, noncontributory defined benefit pension plan for the periods ended September 30, 2013 and 2012, include the following:

	Three Months Ended
	September 30,
($000)	2013	2012

Service cost	256	279
Interest cost	259	228
Expected return on plan assets	(392)	(394)
Amortization of unrecognized net loss	86	153
Amortization of prior service cost	(22)	(21)
Net periodic benefit cost	187	245

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of September 30, 2013 and June 30, 2013.  The bank line of credit extends through June 30, 2015.  The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is .125%. We were in compliance with the covenants of our bank line of credit during all periods presented in the condensed consolidated financial statements.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2014	1,500
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	49,000
Total long-term debt	56,500

Any additional prepayment of principal by the Company is subject to a prepayment premium which varies depending on the yields of United States Treasury securities with a maturity equal to the remaining average life of the Series A Notes.

We were in compliance with the covenants of our 4.26% Series A Notes for all periods presented in the condensed consolidated financial statements.

(8)	Commitments and Contingencies

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.1 million would be paid in addition to continuation of specified benefits for up to five years.  Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, would immediately vest.

We have entered into forward purchase agreements for natural gas purchases beginning in October, 2013 and expiring at various dates through December, 2014.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  These agreements have aggregate minimum purchase obligations of $349,000 and $140,000 for our fiscal years ended June 30, 2014 and June 30, 2015, respectively.

We are not a party to any material pending legal proceedings.

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

(10)	Operating Segments

Our Company has two reportable segments:  (i) a regulated natural gas distribution and transmission segment and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing, natural gas production and sales of natural gas liquids.  Virtually all of the revenues recorded under both segments come from the sale or transportation of natural gas, or sales of related natural gas liquids.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Price risk for the regulated segment is mitigated through our gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to price risk resulting from changes in the market price of natural gas, natural gas liquids and uncommitted gas inventory of our non-regulated companies.

The reportable segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2013.  Intersegment transportation revenues and expenses represent the natural gas transportation costs from the regulated segment to the non-regulated segment at our tariff rates.  Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:

	Three Months Ended
	September 30,
($000)	2013	2012
Operating Revenues
Regulated
External customers	5,895	5,741
Intersegment	825	794
Total regulated	6,720	6,535
Non-regulated
External customers	7,146	5,711
Eliminations for intersegment	(825)	(794)
Consolidated operating revenues	13,041	11,452

Net Income (Loss)
Regulated	(290)	(245)
Non-regulated	369	86
Consolidated net income (loss)	79	(159)

(11)            Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2013	2012
Numerator - Basic and Diluted
Net income (loss) ($000)	79	(159)
Dividends paid ($000)	(1,320)	(1,236)

Undistributed earnings (loss) ($000)	(1,241)	(1,395)
Percentage allocated to common shares (a)	99.5%	100.0%

Undistributed earnings (loss) allocated to common shares ($000)	(1,235)	(1,395)
Dividends paid on common shares outstanding ($000)	1,314	1,236

Net earnings (loss) available to common shares ($000)	79	(159)

Denominator - Basic and Diluted
Weighted average common shares (b)	6,891	6,822

Per common share net earnings (loss) ($)
Basic	.01	(.02)
Diluted	.01	(.02)

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	6,890,982	6,822,304
Unvested participating shares (c)	35,000	—
Total	6,925,982	6,822,304
Percentage allocated to common shares	99.5%	100.0%

(b) Under our incentive compensation plan, recipients of performance share awards received unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury method, unless the effect of including such shares would be antidilutive. As of both September 30, 2013 and 2012, there were 39,000 unvested non-participating shares outstanding, respectively, which are not dilutive as the underlying performance condition had not yet been met.

(c) Additionally, certain unvested awards provide recipients of the awards all the rights of a shareholder of Delta including a right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of September 30, 2013 and 2012, there were 35,000 and 29,000 unvested participating shares outstanding, respectively. As of September 30, 2012, the unvested participating shares are excluded from the computation of diluted weighted average common shares as the shares would have an antidilutive effect on the net loss per common share.

(12)	Share-Based Compensation

We have a shareholder approved incentive compensation plan (the "Plan"), which provides for compensation payable in shares of our common stock.  The Plan is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and outside directors who shall be eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.   As of September 30, 2013, approximately 833,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation has been recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. Our share-based compensation expense was $486,000 and $368,000 for the three months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013 and 2012, excess tax benefit of $30,000 and $26,000, respectively, were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for financial reporting purposes.  This excess tax benefit can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

For the three months ended September 30, 2013 and 2012, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $350,000 (17,000 shares) and $264,000 (12,000 shares), respectively.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the three months ended September 30, 2013 and 2012, performance shares were awarded to the Company's executive officers having grant date fair values of $801,000 (39,000 shares) and $844,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest equally over a three-year period beginning the August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of September 30, 2013 and 2012, there were 35,000 and 29,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended September 30, 2013 and 2012, compensation expense related to the performance shares was $136,000 and $104,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2013 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the three months ended September 30, 2013. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our consolidated earnings per common share for the three months ended September 30, 2013 increased $.03 per share as compared to the same period in the prior year due to increased gross margins, which were partially offset by increased operating expenses (as further discussed in Results of Operations). However, the results of operations for the period ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas and natural gas liquids, all of which are beyond our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2014.  If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment margins related to our natural gas production and marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated margins related to our natural gas production and marketing activities.  The profitability of selling natural gas liquids is dependent on the amount of liquids extracted and the pricing for any such liquids is determined by a national unregulated market.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of our net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of September 30, 2013 or June 30, 2013.

Cash and cash equivalents were $4,391,000 at September 30, 2013, as compared with $10,360,000 at June 30, 2013.  The changes in cash and cash equivalents are summarized in the following table:

	Three months ended
	September 30,
($000)	2013	2012

Used in operating activities	(2,325)	(2,705)
Used in investing activities	(2,502)	(1,735)
Used in financing activities	(1,143)	(1,054)
Decrease in cash and cash equivalents	(5,970)	(5,494)

For the three months ended September 30, 2013, cash used in operating activities decreased $380,000 (14%), as compared to the same period in the prior year, due to increased cash received from customers, partially offset by increased cash paid for operating expenses.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the three months ended September 30, 2013, there was not a significant change in cash used in financing activities as compared to the same period in the prior year.

Cash Requirements

Our capital expenditures result in a continued need for cash. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2014 to be approximately $7.8 million.

Sufficiency of Future Cash Flows

Our ability to maintain liquidity, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated rates we charge our customers.  The Kentucky Public Service Commission sets these rates and we monitor our need to file for rate increases for our regulated segment.  Our regulated base rates were most recently adjusted in our 2010 rate case and became effective in October, 2010.  We expect that cash provided by operations will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the remainder of fiscal 2014.

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit.  Our current available bank line of credit with Branch Banking and Trust Company extends through June 30, 2015 and permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of September 30, 2013, nor did we borrow from the bank line of credit during the three months ended September 30, 2013.

In December, 2011, we issued $58,000,000 of Series A Notes that are unsecured, bear interest at a fixed rate of 4.26% per annum that is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  Any refinance of the Series A Notes, or any additional prepayments of principal, may be subject to a prepayment penalty.

With our bank line of credit and Series A Notes, we have agreed to certain financial covenants.  Noncompliance with these covenants can make the obligation immediately due and payable, as further discussed in our Annual Report on Form 10-K for the year ended June 30, 2013.  A default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with our bank line of credit and the Series A Notes.  We were in compliance with the covenants under our bank line of credit and Series A Notes for all periods presented in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Gross Margins

Our operating revenues are derived primarily from the sale of natural gas and natural gas liquids and the provision of natural gas transportation services. We define "gross margins" as gas sales less the corresponding purchased gas expenses, plus transportation, natural gas liquids and other revenues.  We view gross margins as an important performance measure of the core profitability of our operations and believe that investors benefit from having access to the same financial measures that our management uses.  Gross margins can be derived directly from our Condensed Consolidated Statements of Income (Loss) as follows:

	Three months ended
	September 30,
($000)	2013	2012

Operating revenues (a)	13,041	11,452
Regulated purchased gas (a)	(1,339)	(1,326)
Non-regulated purchased gas (a)	(5,252)	(4,145)

Consolidated gross margins	6,450	5,981

(a) Amounts derived from the Condensed Consolidated Statements of Income (Loss) included in Item 1.  Financial Statements

Operating Income, as presented in the Condensed Consolidated Statements of Income (Loss), is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").  Gross margin is a "non-GAAP financial measure", as defined in accordance with SEC rules.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3 for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three months ended September 30, 2013 compared with the same period in the preceding year. The variation amounts and percentages presented in the following tables include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income (Loss).

Three Months Ended
September 30, 2013
($000)	Compared to 2012

Increase (decrease) in regulated gross margins:
Regulated segment
Gas sales	76
On-system transportation	63
Off-system transportation	22
Other	11
Intersegment elimination (a)	(31)
Total	141

Non-regulated segment
Natural gas sales	97
Natural gas liquids	194
Other	6
Intersegment elimination (a)	31
Total	328

Increase in consolidated gross margins	469

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	(1)
On-system transportation (Mcf)	2
Off-system transportation (Mcf)	4

Non-regulated segment
Natural gas sales (Mcf)	(1)
Natural gas liquids (gallons)	42

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment

For the three months ended September 30, 2013, consolidated gross margins increased $469,000 (8%), as compared to the same period in the prior year, due to increased non-regulated and regulated gross margins of $328,000 and $141,000, respectively. Our non-regulated gross margins increased as a result of increased sales of natural gas liquids resulting from an increase in the volume of natural gas liquids sold and increased natural gas sales resulting from an increase in sales prices. Regulated gross margins increased primarily due to increased amounts billed through our pipe replacement program tariff.

Operating Expenses

For the three months ended September 30, 2013, operation and maintenance increased $167,000 (5%), as compared to the same period in the prior year, primarily due to increased employee benefit expense related to increased share-based compensation expense (as further discussed in Note 12 of the Notes to Consolidated Financial Statements).

For the three months ended September 30, 2013, there were no significant changes in depreciation and amortization and taxes other than income taxes, as compared to the same period in the prior year.

Other Income and Deductions, Net

For the three months ended September 30, 2013, there were no significant changes in other income and deductions, net, as compared to the same period in the prior year.

Interest Expense

For the three months ended September 30, 2013, interest expense decreased $68,000 (9%), as compared to the same period in the prior year, due to interest accrued relating to a tax assessment in the prior year which was subsequently resolved.

Income Tax Expense (Benefit)

For the three months ended September 30, 2013, income tax expense (benefit) increased $127,000 (105%), as compared to the same period in the prior year, due to an increase in the net income before income taxes. For the three months ended September 30, 2013, as compared to the same period in the prior year, our effective tax rate was impacted by the amortization of investment tax credits and regulatory liabilities relating to deferred income taxes, as these amounts are excluded from the estimated annual effective tax rate used to allocate income tax expense in interim periods.

Basic and Diluted Earnings (Loss) Per Common Share

For the three months ended September 30, 2013, our basic and diluted earnings (loss) per common share changed, as compared to the same period in the prior year, as a result of the change in our net earnings (loss) and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both September 30, 2013 and 2012, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition has not yet been met.

Certain unvested awards under our incentive compensation plan, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta Natural Gas Company, Inc. including a right to dividends declared on common shares  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive.  As of September 30, 2013 and 2012 there were 35,000 and 29,000 unvested participating shares outstanding, respectively. As of September 30, 2012, the unvested participating shares are excluded from the computation of diluted weighted average common shares outstanding, as the shares would have an antidilutive effect on the net loss per common share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase our natural gas supply through a combination of spot market gas purchases and forward gas purchases. The price of spot market gas is based on the market price at the time of delivery.  The price we pay for our natural gas supply acquired under our forward natural gas purchase contracts, however, is fixed prior to the delivery of the gas.  Additionally, we inject some of our natural gas purchases into our underground gas storage facility in the non-heating months and withdraw this natural gas from storage for delivery to customers during the heating months.  For our regulated segment, we have minimal price risk resulting from these forward gas purchase and storage arrangements because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.

Price risk for our non-regulated gas segment is mitigated by efforts to balance supply and demand.  However, there are greater risks because of the practical limitations on the ability to perfectly predict demand.  In addition, we are exposed to changes in the market price of gas on uncommitted gas inventory of our non-regulated segment.  The natural gas liquids sold by our non-regulated segment is priced based upon the pricing determined in the national unregulated market.

None of our gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of September 30, 2013, we had forward purchase contracts for natural gas purchases totaling $489,000 that have various terms with the last contract expiring December, 2014.  These forward purchase contracts are at a fixed price and not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of September 30, 2013 or June 30, 2013. We did not have any borrowings on our bank line of credit during the three months ended September 30, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information
(ii)	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three months ended September 30, 2013 and 2012;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2013 and 2012; and
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and June 30, 2013
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the three months ended September 30, 2013 and 2012;
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: November 5, 2013	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)