Form 10-Q
period 2013-12-31
DELTA NATURAL GAS CO INC
filed 2014-02-06
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of December 31, 2013 Delta Natural Gas Company, Inc. had 6,927,480 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

OPERATING REVENUES
Regulated revenues	$16,511,955	$13,299,004	$22,407,225	$19,040,475
Non-regulated revenues	9,298,709	8,807,687	16,444,711	14,518,530
Total operating revenues	$25,810,664	$22,106,691	$38,851,936	$33,559,005

OPERATING EXPENSES
Regulated purchased gas	$7,939,961	$5,056,894	$9,279,155	$6,382,896
Non-regulated purchased gas	6,647,328	6,666,379	11,899,778	10,811,536
Operation and maintenance	3,495,876	3,360,561	7,129,438	6,827,984
Depreciation and amortization	1,565,026	1,520,682	3,113,086	3,028,559
Taxes other than income taxes	537,502	534,320	1,113,410	1,124,228
Total operating expenses	$20,185,693	$17,138,836	$32,534,867	$28,175,203

OPERATING INCOME	$5,624,971	$4,967,855	$6,317,069	$5,383,802

OTHER INCOME AND DEDUCTIONS, NET	62,108	8,632	132,788	57,639

INTEREST (INCOME) EXPENSE	675,128	(228,933)	1,352,319	515,890

NET INCOME BEFORE INCOME TAXES	$5,011,951	$5,205,420	$5,097,538	$4,925,551

INCOME TAX EXPENSE	1,877,222	1,956,044	1,883,400	1,835,077

NET INCOME	$3,134,729	$3,249,376	$3,214,138	$3,090,474

INCOME PER COMMON SHARE (Note 11)
Basic	$.45	$.47	$.46	$.45
Diluted	$.45	$.47	$.46	$.45

DIVIDENDS DECLARED PER COMMON SHARE	$.19	$.18	$.38	$.36

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,347,260	$10,360,462
Accounts receivable, less accumulated allowances	15,208,675	8,700,982
for doubtful accounts of $205,000 and $536,000, respectively
Gas in storage, at average cost	7,370,201	5,481,313
Deferred gas costs	4,360,440	3,922,844
Materials and supplies, at average cost	551,234	561,270
Prepayments	1,106,951	1,987,855
Total current assets	$29,944,761	$31,014,726

PROPERTY, PLANT AND EQUIPMENT	$226,872,368	$223,545,925
Less-Accumulated provision for depreciation	(91,101,747)	(88,429,625)
Net property, plant and equipment	$135,770,621	$135,116,300

OTHER ASSETS
Cash surrender value of life insurance	$376,672	$334,425
Prepaid pension	2,305,062	2,679,864
Regulatory assets	14,420,162	13,770,011
Unamortized debt expense	93,704	97,104
Other non-current assets	975,289	917,585
Total other assets	$18,170,889	$17,798,989

Total assets	$183,886,271	$183,930,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	December 31,	June 30,
	2013	2013

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,913,542	$7,417,789
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,847,676	1,433,666
Customers' deposits	817,317	646,375
Accrued interest on debt	125,315	132,560
Accrued vacation	636,712	730,867
Deferred income taxes	1,428,735	1,339,287
Other current liabilities	482,042	435,064
Total current liabilities	$12,751,339	$13,635,608

LONG-TERM DEBT	$53,500,000	$55,000,000

LONG-TERM LIABILITIES
Deferred income taxes	$40,206,034	$39,623,563
Investment tax credits	32,600	40,600
Regulatory liabilities	1,170,191	1,252,629
Asset retirement obligations	3,673,457	3,547,441
Other long-term liabilities	955,843	824,759
Total long-term liabilities	$46,038,125	$45,288,992

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$112,289,464	$113,924,600

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 6,927,480 and 6,864,253 shares
outstanding at December 31, 2013 and June 30,
2013, respectively	$6,927,480	$6,864,253
Premium on common shares	46,479,371	45,523,123
Retained earnings	18,189,956	17,618,039
Total shareholders' equity	$71,596,807	$70,005,415

Total liabilities and shareholders' equity	$183,886,271	$183,930,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,864,253	$45,523,123	$17,618,039	$70,005,415
Net income	—	—	3,214,138	3,214,138
Issuance of common shares	13,531	263,095	—	276,626
Issuance of common shares under the
incentive compensation plan	49,696	299,930	—	349,626
Share-based compensation expense	—	362,957	—	362,957
Excess tax benefit from share-based compensation	—	30,266	—	30,266
Dividends on common shares	—	—	(2,642,221)	(2,642,221)

Balance, end of period	$6,927,480	$46,479,371	$18,189,956	$71,596,807

	Six Months Ended December 31, 2012
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,803,941	$44,048,201	$15,368,265	$66,220,407
Net income	—	—	3,090,474	3,090,474
Issuance of common shares	13,892	263,085	—	276,977
Issuance of common shares under the
incentive compensation plan	31,876	232,226	—	264,102
Share-based compensation expense	—	307,321	—	307,321
Excess tax benefit from share-based compensation	—	26,166	—	26,166
Dividends on common shares	—	—	(2,472,981)	(2,472,981)

Balance, end of period	$6,849,709	$44,876,999	$15,985,758	$67,712,466

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,214,138	$3,090,474
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,264,192	3,198,159
Deferred income taxes and investment tax credits	606,800	1,584,780
Change in cash surrender value of officer's life insurance	(42,247)	(10,373)
Share-based compensation	712,583	571,423
Excess tax deficiency from share-based compensation	(8,967)	(8,946)
Increase in assets	(8,126,298)	(6,181,084)
Decrease in liabilities	(781,134)	(2,827,989)

Net cash used in operating activities	$(1,160,933)	$(583,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(4,078,137)	$(3,607,119)
Proceeds from sale of property, plant and equipment	112,230	31,401
Other	(60,000)	(60,000)

Net cash used in investing activities	$(4,025,907)	$(3,635,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(2,642,221)	$(2,472,981)
Issuance of common shares	276,626	276,977
Excess tax benefit from share-based compensation	39,233	35,112
Repayment of long-term debt	(1,500,000)	(1,500,000)
Borrowing on bank line of credit	691,157	—
Repayment on bank line of credit	(691,157)	—
Net cash used in financing activities	$(3,826,362)	$(3,660,892)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,013,202)	$(7,880,166)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,360,462	9,740,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,347,260	$1,860,336

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three months and six months ended December 31, 2013 and 2012 are included.  All such adjustments are accruals of a normal and recurring nature, other than the December, 2012 reversal of interest previously accrued on a tax assessment, as disclosed in Note 13 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

The results of operations for the period ended December 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2013.

(2)     New Accounting Pronouncements

                In December, 2011, the Financial Accounting Standards Board issued guidance requiring additional disclosure of the effect or potential effect of financial instruments and derivative instruments which have rights of setoff where an entity offsets the assets and liability of such instruments. The guidance, effective for our quarter ending December 31, 2013, did not require any additional disclosures with respect to our results of operations, financial position or cash flows, as we have no such financial instruments or derivative instruments.
In September, 2013, the IRS issued final regulations regarding the tax treatment of amounts paid to acquire, produce or improve tangible property, which update temporary regulations issued by the IRS in December, 2011. In 2014, the IRS plans to issue further guidance for specific industry sectors, including natural gas. The final regulations are effective for our tax year beginning July 1, 2014; however, we do not expect the final regulations to have a material impact on our results of operations, financial positions or cash flows.

(3)	Fair Value Measurements

Our financial assets and liabilities measured at fair value on a recurring basis consist of the assets of our supplemental retirement benefit trust, which are included in other non-current assets on the Condensed Consolidated Balance Sheets. Contributions to the trust are presented in other investing activities on the Condensed Consolidated Statements of Cash Flows. The assets of the trust are recorded at fair value and consist of exchange traded securities and mutual funds. The securities and mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the fair value hierarchy.  In fiscal 2014, upon changing investment advisors for the supplemental retirement benefit trust, we adopted a new asset allocation model which resulted in the reallocation of assets in the trust. The fair value of the trust assets are as follows:

	December 31,	June 30,
($000)	2013	2013

Trust assets
Money market	115	9
U.S. equity securities	309	486
Foreign equity securities	135	—
U.S. fixed income securities	115	244
Foreign fixed income securities	35	—
Domestic real estate securities	41	—
Inflation indexed securities	114	—
	864	739

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

	December 31,		June 30,
	2013		2013
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	55,000	52,908	56,500	55,150

(4)	Risk Management and Derivative Instruments

To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk.  We purchase our natural gas supply primarily through forward purchase contracts.  We mitigate price risk by efforts to balance supply and demand.  For our regulated segment, we have minimal price risk resulting from these forward natural gas purchases because we are permitted to pass these gas costs on to our regulated customers through the gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.   None of our gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase contracts and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

(5)	Unbilled Revenue

We bill our customers on a monthly meter reading cycle. At the end of each month, gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled.

Unbilled revenues and gas costs include the following:

	December 31,	June 30,
(000)	2013	2013

Unbilled revenues ($)	7,105	1,435
Unbilled gas costs ($)	3,976	390
Unbilled volumes (Mcf)	524	47

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Condensed Consolidated Balance Sheets.  Unbilled revenues are included in regulated revenues and unbilled gas costs are included in regulated purchased gas on the accompanying Condensed Consolidated Statements of Income.

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended December 31, 2013 and 2012, include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2013	2012	2013	2012

Service cost	256	279	512	558
Interest cost	259	228	519	456
Expected return on plan assets	(392)	(394)	(784)	(789)
Amortization of unrecognized net loss	86	154	171	308
Amortization of prior service cost	(22)	(22)	(43)	(43)
Net periodic benefit cost	187	245	375	490

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of December 31, 2013 and June 30, 2013.  The bank line of credit extends through June 30, 2015.  The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is .125%. We were in compliance with the covenants of our bank line of credit during all periods presented in the condensed consolidated financial statements.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2014	—
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	49,000
Total long-term debt	55,000

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

We have entered into forward purchase agreements for natural gas purchases beginning in January, 2014 and expiring at various dates through December, 2014.  These agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  These agreements are established in the normal course of business to ensure adequate gas supply to meet our customers' gas requirements.  These agreements have aggregate minimum purchase obligations of $200,000 and $140,000 for our fiscal years ended June 30, 2014 and June 30, 2015, respectively.

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

Our Company has two reportable segments:  (i) a regulated segment that distributes and transports natural gas and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing, natural gas production and sales of natural gas liquids.  Virtually all of the revenues recorded under both segments come from the sale or transportation of natural gas, or sales of related natural gas liquids.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Price risk for the regulated segment is mitigated through our gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to price risk resulting from changes in the market price of natural gas, natural gas liquids and uncommitted gas inventory of our non-regulated companies.

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

Segment information is shown in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2013	2012	2013	2012
Operating Revenues
Regulated
External customers	16,512	13,299	22,407	19,040
Intersegment	1,113	1,082	1,938	1,876
Total regulated	17,625	14,381	24,345	20,916
Non-regulated
External customers	9,299	8,808	16,445	14,519
Eliminations for intersegment	(1,113)	(1,082)	(1,938)	(1,876)
Consolidated operating revenues	25,811	22,107	38,852	33,559

Net Income
Regulated	2,486	2,311	2,197	2,065
Non-regulated	649	938	1,017	1,025
Consolidated net income	3,135	3,249	3,214	3,090

(11)            Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator - Basic and Diluted ($000)
Net income	3,135	3,249	3,214	3,090
Dividends paid	(1,322)	(1,237)	(2,642)	(2,473)

Undistributed earnings	1,813	2,012	572	617
Percentage allocated to common shares (a)	99.5%	99.6%	99.5%	99.6%

Allocated to common shares:
Undistributed earnings	1,804	2,004	569	615
Dividends paid	1,315	1,232	2,629	2,463

Net earnings available to common shares	3,119	3,236	3,198	3,078

Denominator - Basic and Diluted
Weighted average common shares (b)	6,923,073	6,845,078	6,905,036	6,832,344

Net earnings per common share ($)
Basic	.45	.47	.46	.45
Diluted	.45	.47	.46	.45

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	6,923,073	6,845,078	6,905,036	6,832,344
Unvested participating shares (c)	35,000	28,667	35,000	28,667
Total	6,958,073	6,873,745	6,940,036	6,861,011
Percentage allocated to common shares	99.5%	99.6%	99.5%	99.6%

(b) Under our incentive compensation plan, recipients of performance share awards received unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury method, unless the effect of including such shares would be antidilutive. As of both December 31, 2013 and 2012, there were 39,000 unvested non-participating shares outstanding which are not dilutive as the underlying performance condition had not yet been met. Therefore, for the periods presented, the diluted weighted average shares outstanding are the same as the basic weighted average shares outstanding.

(c) Additionally, certain unvested awards provide recipients of the awards all the rights of a shareholder of Delta including a right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of December 31, 2013 and 2012, there were 35,000 and 29,000 unvested participating shares outstanding, respectively.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.   As of December 31, 2013, approximately 833,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation has been recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. For the three months ended December 31, 2013 and 2012, share-based compensation expense was $227,000 and $204,000, respectively. For the six months ended December 31, 2013 and 2012, share-based compensation was $713,000 and $571,000, respectively.

For the six months ended December 31, 2013 and 2012, excess tax benefits of $30,000 and $26,000, respectively, were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for financial reporting purposes.  These excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

For the six months ended December 31, 2013 and 2012, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $350,000 (17,000 shares) and $264,000 (12,000 shares), respectively.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the six months ended December 31, 2013 and 2012, performance shares were awarded to the Company's executive officers having grant date fair values of $801,000 (39,000 shares) and $844,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest equally over a three-year period beginning the August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of December 31, 2013 and 2012, there were 35,000 and 29,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended December 31, 2013 and 2012, compensation expense related to the performance shares was $227,000 and $204,000, respectively. For the six months ended December 31, 2013 and 2012, compensation expense related to the performance shares was $363,000 and $307,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2013 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the six months ended December 31, 2013. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our consolidated earnings per common share for the six months ended December 31, 2013 increased $.01 per share as compared to the same period in the prior year due to increased gross margins, which were substantially offset by increased interest expense (as further discussed in Results of Operations). However, the results of operations for the period ended December 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of our net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of December 31, 2013 or June 30, 2013.

Cash and cash equivalents were $1,347,000 at December 31, 2013, as compared with $10,360,000 at June 30, 2013.  The changes in cash and cash equivalents are summarized in the following table:

	Six months ended
	December 31,
($000)	2013	2012

Used in operating activities	(1,161)	(583)
Used in investing activities	(4,026)	(3,636)
Used in financing activities	(3,826)	(3,661)
Decrease in cash and cash equivalents	(9,013)	(7,880)

For the six months ended December 31, 2013, cash used in operating activities increased $578,000 (99%), as compared to the same period in the prior year, due to increased cash paid for operating expenses, partially offset by increased cash received from customers.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the six months ended December 31, 2013, there was not a significant change in cash used in financing activities as compared to the same period in the prior year.

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

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we will rely on our bank line of credit.  Our current available bank line of credit with Branch Banking and Trust Company extends through June 30, 2015 and permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of December 31, 2013.

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

RESULTS OF OPERATIONS

Gross Margins

Our operating revenues are derived primarily from the sale of natural gas and natural gas liquids and the provision of natural gas transportation services. We define "gross margins" as gas sales less the corresponding purchased gas expenses, plus transportation, natural gas liquids and other revenues.  We view gross margins as an important performance measure of the core profitability of our operations and believe that investors benefit from having access to the same financial measures that our management uses.  Gross margins can be derived directly from our Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six months ended
	December 31,		December 31,
($000)	2013	2012	2013	2012

Operating revenues (a)	25,811	22,107	38,852	33,559
Regulated purchased gas (a)	(7,940)	(5,057)	(9,279)	(6,383)
Non-regulated purchased gas (a)	(6,647)	(6,666)	(11,900)	(10,812)

Consolidated gross margins	11,224	10,384	17,673	16,364

(a) Amounts derived from the Condensed Consolidated Statements of Income included in Item 1.  Financial Statements

Operating Income, as presented in the Condensed Consolidated Statements of Income, is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").  Gross margin is a "non-GAAP financial measure", as defined in accordance with SEC rules.

Natural gas prices are determined by an unregulated national market. Therefore, the price that we pay for natural gas fluctuates with national supply and demand. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for the impact of forward contracts.

In the following table we set forth variations in our gross margins for the three and six months ended December 31, 2013 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2013 compared to 2012
	Three Months Ended	Six Months Ended
($000)	December 31	December 31

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	248	324
On-system transportation	117	180
Off-system transportation	(25)	(4)
Other	21	33
Intersegment elimination (a)	(31)	(62)
Total	330	471

Non-regulated segment
Natural gas sales	290	387
Natural gas liquids	180	374
Other	9	15
Intersegment elimination (a)	31	62
Total	510	838

Increase in consolidated gross margins	840	1,309

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	10	8
On-system transportation (Mcf)	9	5
Off-system transportation (Mcf)	(1)	1

Non-regulated segment
Natural gas sales (Mcf)	(4)	(3)
Natural gas liquids (gallons)	39	41

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment

Heating degree days were 101% and 100% of the normal temperatures for the three and six months ended December 31, 2013, respectively, as compared with 100% and 101% of normal temperatures in the 2012 periods. A heating degree day is the equivalent for each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location.  Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  Normal temperatures are based on historical 30-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

For the three months ended December 31, 2013, consolidated gross margins increased $840,000 (8%), as compared to the same period in the prior year, due to increased non-regulated and regulated gross margins of $510,000 and $330,000, respectively. Our non-regulated gross margins increased as a result of an increase in natural gas sales prices and additional volumes of natural gas liquids sold. Regulated gross margins increased primarily due to increased amounts billed through our pipe replacement program tariff.

For the six months ended December 31, 2013, consolidated gross margins increased $1,309,000 (8%), as compared to the same period in the prior year, due to increased non-regulated and regulated gross margins of $838,000 and $471,000, respectively. Our non-regulated gross margins increased as a result of changes in natural gas sales prices and additional volumes of natural gas liquids sold. Regulated gross margins increased primarily due to increased amounts billed through our pipe replacement program tariff.

Operating Expenses

For the three and six months ended December 31, 2013, there were no significant changes in operation and maintenance, depreciation and amortization, taxes other than income taxes and other income and deductions, net, as compared to the same periods in the prior year.

Interest (Income) Expense

For the three and six months ended December 31, 2013, interest (income) expense increased $904,000 (395%) and $836,000 (162%) , as compared to the same periods in the prior year, due to a decrease in interest accrued in the prior year relating to the resolution of a tax assessment.

Income Tax Expense

For the three and six months ended December 31, 2013, there was not a significant change in income tax expense or our effective tax rate as compared to the same periods in the prior year.

Basic and Diluted Earnings Per Common Share

For the three and six months ended December 31, 2013, our basic and diluted earnings per common share changed, as compared to the same period in the prior year, as a result of the change in our net earnings and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both December 31, 2013 and 2012, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition had not yet been met. Therefore, for the periods presented, the diluted weighted average shares outstanding are the same as the basic weighted average shares outstanding.

Certain unvested awards under our incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta Natural Gas Company, Inc. including the right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.  As of December 31, 2013 and 2012 there were 35,000 and 29,000 unvested participating shares outstanding, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase our natural gas supply primarily through forward natural gas contracts. The price we pay for natural gas acquired under these purchase contracts is fixed prior to the delivery of the gas.  Additionally, we inject some of our natural gas purchases into our underground gas storage facility in the non-heating months and withdraw this natural gas from storage for delivery to customers during the heating months.  For our regulated segment, we have minimal price risk resulting from forward gas purchases and storage of natural gas because we are permitted to pass these gas costs on to our regulated customers through our gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of December 31, 2013, we had forward purchase contracts for natural gas purchases totaling $340,000 that have various terms with the last contract expiring December, 2014.  These forward purchase contracts are at a fixed price and thus are not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of December 31, 2013 or June 30, 2013. During the six months ended December 31, 2013, we borrowed and repaid $691,000 from the bank line of credit having a weighted average interest rate of 1.4%. A one percent (one hundred basis point) increase in our average interest rate would not have a significant impact on our annual pre-tax net income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information;
(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2013 and 2012;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2013 and 2012;
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2013 and June 30, 2013;
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the six months ended December 31, 2013 and 2012; and
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: February 6, 2014	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)