Form 10-Q
period 2014-03-31
DELTA NATURAL GAS CO INC
filed 2014-05-06
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014 Delta Natural Gas Company, Inc. had 6,936,146 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

OPERATING REVENUES
Regulated revenues	$26,270,729	$19,140,556	$48,677,954	$38,181,030
Non-regulated revenues	14,164,787	11,992,793	30,609,498	26,511,323
Total operating revenues	$40,435,516	$31,133,349	$79,287,452	$64,692,353

OPERATING EXPENSES
Regulated purchased gas	$14,988,738	$8,654,059	$24,267,893	$15,036,956
Non-regulated purchased gas	10,607,359	9,166,269	22,507,137	19,977,804
Operation and maintenance	3,781,445	3,820,751	10,910,884	10,648,735
Depreciation and amortization	1,548,836	1,525,365	4,661,922	4,553,924
Taxes other than income taxes	623,015	643,841	1,736,425	1,768,068
Total operating expenses	$31,549,393	$23,810,285	$64,084,261	$51,985,487

OPERATING INCOME	$8,886,123	$7,323,064	$15,203,191	$12,706,866

OTHER INCOME AND DEDUCTIONS, NET	27,025	61,596	159,814	119,234

INTEREST EXPENSE	659,375	676,968	2,011,694	1,192,858

NET INCOME BEFORE INCOME TAXES	$8,253,773	$6,707,692	$13,351,311	$11,633,242

INCOME TAX EXPENSE	3,080,149	2,465,015	4,963,549	4,300,093

NET INCOME	$5,173,624	$4,242,677	$8,387,762	$7,333,149

INCOME PER COMMON SHARE (Note 11)
Basic	$.74	$.62	$1.21	$1.07
Diluted	$.74	$.62	$1.21	$1.07

DIVIDENDS DECLARED PER COMMON SHARE	$.19	$.18	$.57	$.54

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,565,866	$10,360,462
Accounts receivable, less accumulated allowances
for doubtful accounts of $310,000 and $536,000, respectively	12,827,913	8,700,982
Gas in storage, at average cost	1,827,208	5,481,313
Deferred gas costs	1,448,254	3,922,844
Materials and supplies, at average cost	534,042	561,270
Prepayments	1,415,198	1,987,855
Total current assets	$37,618,481	$31,014,726

PROPERTY, PLANT AND EQUIPMENT	$227,906,550	$223,545,925
Less-Accumulated provision for depreciation	(92,630,367)	(88,429,625)
Net property, plant and equipment	$135,276,183	$135,116,300

OTHER ASSETS
Cash surrender value of life insurance	$381,788	$334,425
Prepaid pension	2,617,661	2,679,864
Regulatory assets	14,461,657	13,770,011
Unamortized debt expense	92,004	97,104
Other non-current assets	955,660	917,585
Total other assets	$18,508,770	$17,798,989

Total assets	$191,403,434	$183,930,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	March 31,	June 30,
	2014	2013

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,665,233	$7,417,789
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	5,014,712	1,433,666
Customers' deposits	745,629	646,375
Accrued interest on debt	123,427	132,560
Accrued vacation	720,292	730,867
Deferred income taxes	500,346	1,339,287
Other current liabilities	521,509	435,064
Total current liabilities	$15,791,148	$13,635,608

LONG-TERM DEBT	$53,500,000	$55,000,000

LONG-TERM LIABILITIES
Deferred income taxes	$40,408,221	$39,623,563
Investment tax credits	28,600	40,600
Regulatory liabilities	1,168,982	1,252,629
Asset retirement obligations	3,739,524	3,547,441
Other long-term liabilities	934,047	824,759
Total long-term liabilities	$46,279,374	$45,288,992

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$115,570,522	$113,924,600

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 6,936,146 and 6,864,253 shares
outstanding at March 31, 2014 and June 30,
2013, respectively	$6,936,146	$6,864,253
Premium on common shares	46,856,192	45,523,123
Retained earnings	22,040,574	17,618,039
Total shareholders' equity	$75,832,912	$70,005,415

Total liabilities and shareholders' equity	$191,403,434	$183,930,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2014
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,864,253	$45,523,123	$17,618,039	$70,005,415
Net income	—	—	8,387,762	8,387,762
Issuance of common shares	22,197	440,225	—	462,422
Issuance of common shares under the
incentive compensation plan	49,696	299,930	—	349,626
Share-based compensation expense	—	562,648	—	562,648
Excess tax benefit from share-based compensation	—	30,266	—	30,266
Dividends on common shares	—	—	(3,965,227)	(3,965,227)

Balance, end of period	$6,936,146	$46,856,192	$22,040,574	$75,832,912

	Nine Months Ended March 31, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,803,941	$44,048,201	$15,368,265	$66,220,407
Net income	—	—	7,333,149	7,333,149
Issuance of common shares	20,156	389,434	—	409,590
Issuance of common shares under the
incentive compensation plan	31,876	232,226	—	264,102
Share-based compensation expense	—	482,464	—	482,464
Excess tax benefit from share-based compensation	—	26,166	—	26,166
Dividends on common shares	—	—	(3,711,217)	(3,711,217)

Balance, end of period	$6,855,973	$45,178,491	$18,990,197	$71,024,661

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,387,762	$7,333,149
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,873,928	4,806,424
Deferred income taxes and investment tax credits	(151,962)	2,265,706
Change in cash surrender value of officer's life insurance	(47,363)	(22,441)
Share-based compensation	912,274	746,566
Excess tax deficiency from share-based compensation	(8,967)	(8,946)
Decrease in assets	2,227,977	431,954
Increase (decrease) in liabilities	3,208,318	(3,556,139)

Net cash provided by operating activities	$19,401,967	$11,996,273

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(5,343,268)	$(4,924,459)
Proceeds from sale of property, plant and equipment	170,277	53,402
Other	(60,000)	(60,000)

Net cash used in investing activities	$(5,232,991)	$(4,931,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(3,965,227)	$(3,711,217)
Issuance of common shares	462,422	409,590
Excess tax benefit from share-based compensation	39,233	35,112
Repayment of long-term debt	(1,500,000)	(1,500,000)
Borrowing on bank line of credit	691,157	—
Repayment on bank line of credit	(691,157)	—

Net cash used in financing activities	$(4,963,572)	$(4,766,515)

INCREASE IN CASH AND CASH EQUIVALENTS	$9,205,404	$2,298,701

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,360,462	9,740,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,565,866	$12,039,203

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three months and nine months ended March 31, 2014 and 2013 are included.  All such adjustments are accruals of a normal and recurring nature, other than the December, 2012 reversal of interest previously accrued on a tax assessment, as disclosed in Note 13 of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2013.

(2)     New Accounting Pronouncements

                In December, 2011, the Financial Accounting Standards Board issued guidance requiring additional disclosure of the effect or potential effect of financial instruments and derivative instruments which have rights of setoff where an entity offsets the assets and liabilities of such instruments. The guidance, effective for our quarter ending December 31, 2013, did not require any additional disclosures with respect to our results of operations, financial position or cash flows, as we have no such financial instruments or derivative instruments.
In September, 2013, the IRS issued final regulations regarding the tax treatment of amounts paid to acquire, produce or improve tangible property, which update temporary regulations issued by the IRS in December, 2011. In 2014, the IRS plans to issue further guidance for specific industry sectors, including natural gas. The final regulations are effective for our tax year beginning July 1, 2014; however, we do not expect compliance with the final regulations and industry specific guidance to have a material impact on our results of operations, financial positions or cash flows.

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

	March 31,	June 30,
($000)	2014	2013

Trust assets
Money market	40	9
U.S. equity securities	336	486
Foreign equity securities	176	—
U.S. fixed income securities	86	244
Foreign fixed income securities	52	—
Domestic real estate securities	56	—
Inflation indexed securities	131	—
	877	739

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

	March 31,		June 30,
	2014		2013
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	55,000	53,970	56,500	55,150

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

Unbilled revenues and gas costs include the following:

	March 31,	June 30,
(000)	2014	2013

Unbilled revenues ($)	7,327	1,435
Unbilled gas costs ($)	4,347	390
Unbilled volumes (Mcf)	538	47

Unbilled revenues are included in accounts receivable and unbilled gas costs are included in deferred gas costs on the accompanying Condensed Consolidated Balance Sheets.  Unbilled revenues are included in regulated revenues and unbilled gas costs are included in regulated purchased gas on the accompanying Condensed Consolidated Statements of Income.

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended March 31, 2014 and 2013, include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2014	2013	2014	2013

Service cost	256	279	768	837
Interest cost	259	228	778	685
Expected return on plan assets	(392)	(394)	(1,176)	(1,183)
Amortization of unrecognized net loss	86	154	257	461
Amortization of prior service cost	(22)	(22)	(66)	(65)
Net periodic benefit cost	187	245	561	735

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of March 31, 2014 and June 30, 2013.  The bank line of credit extends through June 30, 2015.  The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is .125%. We were in compliance with the covenants of our bank line of credit during all periods presented in the condensed consolidated financial statements.

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

Any additional payment of principal by the Company is subject to a prepayment premium which varies depending on the yields of United States Treasury securities with a maturity equal to the remaining average life of the Series A Notes.

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

We have entered into a forward purchase agreement for natural gas purchases beginning in April, 2014 and expiring in December, 2014.  The agreement requires us to purchase minimum amounts of natural gas throughout the term of the agreement.  The agreement is established in the normal course of business to ensure adequate gas supply to meet our non-regulated customers' gas requirements.  The agreement has a minimum purchase obligation of $47,000 and $140,000 for our fiscal years ended June 30, 2014 and June 30, 2015, respectively.

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

Our Company has two reportable segments:  (i) a regulated segment that distributes and transports natural gas and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing, natural gas production and sales of natural gas liquids.  Virtually all of the revenues recorded under both segments come from the sale or transportation of natural gas, or sales of related natural gas liquids.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Price risk for the regulated segment is mitigated through our gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to price risk resulting from changes in the market price of natural gas, natural gas liquids and uncommitted gas inventory of our non-regulated companies.

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

Segment information is shown in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2014	2013	2014	2013
Operating Revenues
Regulated
External customers	26,271	19,140	48,678	38,181
Intersegment	1,365	1,432	3,303	3,307
Total regulated	27,636	20,572	51,981	41,488
Non-regulated
External customers	14,165	11,993	30,609	26,511
Eliminations for intersegment	(1,365)	(1,432)	(3,303)	(3,307)
Consolidated operating revenues	40,436	31,133	79,287	64,692

Net Income
Regulated	4,039	3,797	6,236	5,861
Non-regulated	1,135	446	2,152	1,472
Consolidated net income	5,174	4,243	8,388	7,333

(11)            Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator - Basic and Diluted ($000)
Net income	5,174	4,243	8,388	7,333
Dividends paid	(1,323)	(1,238)	(3,965)	(3,711)
Undistributed earnings	3,851	3,005	4,423	3,622

Allocated to common shares:
Percentage allocated to common shares (a)	99.5%	99.6%	99.5%	99.6%

Undistributed earnings	3,832	2,992	4,401	3,607
Dividends paid	1,316	1,233	3,945	3,696
Net income available to common shares	5,148	4,225	8,346	7,303

Denominator
Basic - weighted average common shares	6,929,875	6,851,533	6,912,727	6,838,283
Add: Incremental unvested non-participating
shares (b)	13,035	12,126	4,345	4,042
Diluted - weighted average common shares	6,942,910	6,863,659	6,917,072	6,842,325

Net income per common share ($)
Basic	.74	.62	1.21	1.07
Diluted	.74	.62	1.21	1.07

(a) Percentage allocated to weighted average common shares outstanding
Common shares outstanding	6,929,875	6,851,533	6,912,727	6,838,283
Unvested participating shares outstanding (c)	35,000	28,667	35,000	28,667
Total	6,964,875	6,880,200	6,947,727	6,866,950
Percentage allocated to common shares	99.5%	99.6%	99.5%	99.6%

(b) Under our incentive compensation plan, recipients of performance share awards received unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted net income per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both March 31, 2014 and 2013, there were 39,000 unvested non-participating shares outstanding which are dilutive as the underlying performance condition had been met.

(c) Certain unvested awards provide recipients of the awards all the rights of a shareholder of Delta including a right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted net income per common share using the two-class method unless the effect of including such shares would be antidilutive. As of March 31, 2014 and 2013, there were 35,000 and 29,000 unvested participating shares outstanding, respectively.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.   As of March 31, 2014, approximately 833,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation for officers and employees has been recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the recipient.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. For the three months ended March 31, 2014 and 2013, share-based compensation expense was $200,000 and $175,000, respectively. For the nine months ended March 31, 2014 and 2013, share-based compensation was $912,000 and $747,000, respectively.

For the nine months ended March 31, 2014 and 2013, excess tax benefits of $30,000 and $26,000, respectively, were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for financial reporting purposes.  These excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

For the nine months ended March 31, 2014 and 2013, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $350,000 (17,000 shares) and $264,000 (12,000 shares), respectively.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the nine months ended March 31, 2014 and 2013, performance shares were awarded to the Company's executive officers having grant date fair values of $801,000 (39,000 shares) and $844,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest equally over a three-year period beginning the August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of March 31, 2014 and 2013, there were 35,000 and 29,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended March 31, 2014 and 2013, compensation expense related to the performance shares was $200,000 and $175,000, respectively. For the nine months ended March 31, 2014 and 2013, compensation expense related to the performance shares was $563,000 and $482,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2014 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the nine months ended March 31, 2014. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related ventures, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our consolidated earnings per common share for the nine months ended March 31, 2014 increased $.14 per share, as compared to the same period in the prior year, due to increased gross margins, which were partially offset by increased expenses (as further discussed in Results of Operations). However, the results of operations for the period ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large use customers and the market prices of natural gas and natural gas liquids, all of which are beyond our control.  We anticipate our non-regulated segment to continue to contribute to our consolidated net income for the remainder of fiscal 2014.  If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment gross margins related to our natural gas production and marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated gross margins related to our natural gas production and marketing activities.  The profitability of selling natural gas liquids is dependent on the amount of liquids extracted and the pricing for any such liquids is determined by a national unregulated market.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of our net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of March 31, 2014 or June 30, 2013.

Cash and cash equivalents were $19,566,000 at March 31, 2014, as compared with $10,360,000 at June 30, 2013.  The changes in cash and cash equivalents are summarized in the following table:

	Nine Months Ended
	March 31,
($000)	2014	2013

Provided by operating activities	19,402	11,996
Used in investing activities	(5,233)	(4,931)
Used in financing activities	(4,964)	(4,766)
Increase in cash and cash equivalents	9,205	2,299

For the nine months ended March 31, 2014, cash provided by operating activities increased $7,406,000 (62%), as compared to the same period in the prior year, due to increased cash received from customers as a result of increased sales, partially offset by increased amounts paid for natural gas.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the nine months ended March 31, 2014, there was not a significant change in cash used in financing activities as compared to the same period in the prior year.

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

To the extent that internally generated cash is not sufficient to satisfy seasonal operating and capital expenditure requirements and to pay dividends, we rely on our bank line of credit.  Our current available bank line of credit with Branch Banking and Trust Company extends through June 30, 2015 and permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of March 31, 2014.

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

RESULTS OF OPERATIONS

Gross Margins

Our operating revenues are derived primarily from the sale of natural gas and natural gas liquids and the provision of natural gas transportation services. We define "gross margins" as gas sales less the corresponding purchased gas expenses, plus transportation, natural gas liquids and other revenues.  We view gross margins as an important performance measure of the core profitability of our operations and believe that investors benefit from having access to the same financial measures that our management uses.  Gross margins can be derived directly from our Condensed Consolidated Statements of Income, included in Item 1.  Financial Statements, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2014	2013	2014	2013

Operating revenues	40,436	31,133	79,287	64,692
Regulated purchased gas	(14,989)	(8,654)	(24,268)	(15,037)
Non-regulated purchased gas	(10,607)	(9,166)	(22,507)	(19,978)

Consolidated gross margins	14,840	13,313	32,512	29,677

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

In the following table we set forth variations in our gross margins for the three and nine months ended March 31, 2014 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2014 compared to 2013
	Three Months Ended	Nine Months Ended
($000)	March 31	March 31

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	700	1,026
On-system transportation	67	246
Off-system transportation	(41)	(45)
Other	2	35
Intersegment elimination (a)	67	4
Total	795	1,266

Non-regulated segment
Natural gas sales	809	1,195
Natural gas liquids	(17)	357
Other	6	21
Intersegment elimination (a)	(67)	(4)
Total	731	1,569

Increase in consolidated gross margins	1,526	2,835

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	15	12
On-system transportation (Mcf)	(10)	—
Off-system transportation (Mcf)	(2)	—

Non-regulated segment
Natural gas sales (Mcf)	(7)	(5)
Natural gas liquids (gallons)	(15)	24

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment

Heating degree days were 118% and 110% of the normal temperatures for the three and nine months ended March 31, 2014, respectively, as compared with 108% and 105% of normal temperatures in the 2013 periods. A heating degree day is the equivalent for each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location.  Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  Normal temperatures are based on historical 30-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

For the three months ended March 31, 2014, consolidated gross margins increased $1,526,000 (11%), as compared to the same period in the prior year, due to increased regulated and non-regulated gross margins of $795,000 and $731,000, respectively. Regulated gross margins increased as a result of increased volumes sold to our regulated customers as a result of colder weather and increased amounts billed through our pipe replacement program tariff. Partially offsetting these increases are decreased rates billed through our weather normalization tariff. Our non-regulated gross margins increased due to the increased sales of the non-regulated segment's production inventory.

For the nine months ended March 31, 2014, consolidated gross margins increased $2,835,000 (10%), as compared to the same period in the prior year, due to increased non-regulated and regulated gross margins of $1,569,000 and $1,266,000, respectively. Our non-regulated gross margins increased due to the increased sales of the non-regulated segment's production inventory and increased sales of natural gas liquids extracted from the natural gas in our system. Regulated gross margins increased as a result of increased volumes sold to our regulated customers as a result of colder weather and increased amounts billed through our pipe replacement program tariff. Partially offsetting these increases are decreased rates billed through our weather normalization tariff.

Operating Expenses

For the three and nine months ended March 31, 2014, there were no significant changes in operation and maintenance, depreciation and amortization, taxes other than income taxes and other income and deductions, net, as compared to the same periods in the prior year.

Interest Expense

For the three months ended March 31, 2014, there was not a significant change in interest expense, as compared to the same period in the prior year. For the nine months ended March 31, 2014, interest expense increased $819,000 (69%), as compared to the same period in the prior year, due to a decrease in interest accrued in the prior year relating to the resolution of a tax assessment.

Income Tax Expense

For the three and nine months ended March 31, 2014, income tax expense increased $615,000 (25%) and $664,000 (15%), respectively, due to an increase in net income before income taxes. For the three and nine months ended March 31, 2014, there was not a significant change in our effective tax rate, as compared to the same periods in the prior year.

Basic and Diluted Earnings Per Common Share

For the three and nine months ended March 31, 2014, our basic and diluted income per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both March 31, 2014 and 2013, there were 39,000 unvested non-participating shares outstanding, which are dilutive as the underlying performance condition has been met.

Certain unvested awards under our incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta Natural Gas Company, Inc. including the right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive, as further discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.  As of March 31, 2014 and 2013 there were 35,000 and 29,000 unvested participating shares outstanding, respectively.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our gas purchase and gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of March 31, 2014, we had a forward purchase contract for natural gas purchases totaling $187,000 that expires in December, 2014.  The forward purchase contract is at a fixed price and thus is not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of March 31, 2014 or June 30, 2013. During the nine months ended March 31, 2014, we borrowed and repaid $691,000 from the bank line of credit having a weighted average interest rate of 1.4%. A one percent (one hundred basis point) increase in our average interest rate would not have a significant impact on our annual pre-tax net income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information;
(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended March 31, 2014 and 2013;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2014 and 2013;
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2014 and June 30, 2013;
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the nine months ended March 31, 2014 and 2013; and
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: May 6, 2014	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)