Form 10-Q
period 2014-09-30
DELTA NATURAL GAS CO INC
filed 2014-11-04
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014 Delta Natural Gas Company, Inc. had 7,006,675 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

OPERATING REVENUES
Regulated revenues	$6,143,373	$5,895,270
Non-regulated revenues	7,177,932	7,146,002
Total operating revenues	$13,321,305	$13,041,272

OPERATING EXPENSES
Regulated purchased natural gas	$1,496,697	$1,339,194
Non-regulated purchased natural gas	5,648,315	5,252,450
Operation and maintenance	3,723,885	3,633,562
Depreciation and amortization	1,505,502	1,548,060
Taxes other than income taxes	786,845	575,908
Total operating expenses	$13,161,244	$12,349,174

OPERATING INCOME	$160,061	$692,098

OTHER INCOME (DEDUCTIONS), NET	(17,455)	70,680

INTEREST EXPENSE	659,608	677,191

NET INCOME (LOSS) BEFORE INCOME TAXES	$(517,002)	$85,587

INCOME TAX EXPENSE (BENEFIT)	(205,877)	6,178

NET INCOME (LOSS)	$(311,125)	$79,409

INCOME (LOSS) PER COMMON SHARE (Note 11)
Basic and Diluted	$(.05)	$.01

DIVIDENDS DECLARED PER COMMON SHARE	$.20	$.19

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2014	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,861,158	$13,675,918
Accounts receivable, less accumulated allowances
for doubtful accounts of $308,000 and $360,000, respectively	5,555,779	6,681,964
Natural gas in storage, at average cost	10,836,797	7,125,499
Deferred natural gas costs	1,874,573	724,923
Materials and supplies, at average cost	592,599	574,699
Prepayments	4,347,157	3,491,257
Total current assets	$30,068,063	$32,274,260

PROPERTY, PLANT AND EQUIPMENT	$232,129,986	$229,367,319
Less-Accumulated provision for depreciation	(94,561,454)	(93,551,799)
Net property, plant and equipment	$137,568,532	$135,815,520

OTHER ASSETS
Cash surrender value of life insurance	$399,261	$402,147
Prepaid pension	3,168,809	3,291,974
Regulatory assets	13,401,810	13,198,199
Unamortized debt expense	88,604	90,304
Other non-current assets	909,787	952,757
Total other assets	$17,968,271	$17,935,381

Total assets	$185,604,866	$186,025,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	September 30,	June 30,
	2014	2014

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,182,731	$6,706,021
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,879,562	1,553,670
Customers' deposits	582,102	593,010
Accrued interest on debt	118,179	120,712
Accrued vacation	758,212	752,905
Deferred income taxes	452,261	39,718
Other current liabilities	617,226	591,606
Total current liabilities	$12,090,273	$11,857,642

LONG-TERM DEBT	$53,500,000	$53,500,000

LONG-TERM LIABILITIES
Deferred income taxes	$40,812,872	$40,537,879
Investment tax credits	21,150	24,600
Regulatory liabilities	1,158,759	1,165,260
Asset retirement obligations	3,320,468	3,260,721
Other long-term liabilities	935,261	950,707
Total long-term liabilities	$46,248,510	$45,939,167

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$111,838,783	$111,296,809

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 7,006,675 and 6,942,758 shares
outstanding at September 30, 2014 and June 30,
2014, respectively	$7,006,675	$6,942,758
Premium on common shares	47,875,252	47,182,338
Retained earnings	18,884,156	20,603,256
Total shareholders' equity	$73,766,083	$74,728,352

Total liabilities and shareholders' equity	$185,604,866	$186,025,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2014
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,942,758	$47,182,338	$20,603,256	$74,728,352
Net income (loss)	—	—	(311,125)	(311,125)
Issuance of common shares	6,587	125,645	—	132,232
Issuance of common shares under the
incentive compensation plan	57,330	385,251	—	442,581
Share-based compensation expense	—	172,769	—	172,769
Excess tax benefit from share-based compensation	—	9,249	—	9,249
Dividends on common shares	—	—	(1,407,975)	(1,407,975)

Balance, end of period	$7,006,675	$47,875,252	$18,884,156	$73,766,083

	Three Months Ended September 30, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,864,253	$45,523,123	$17,618,039	$70,005,415
Net income	—	—	79,409	79,409
Issuance of common shares	7,218	131,098	—	138,316
Issuance of common shares under the
incentive compensation plan	49,696	299,930	—	349,626
Share-based compensation expense	—	136,080	—	136,080
Excess tax benefit from share-based compensation	—	30,266	—	30,266
Dividends on common shares	—	—	(1,320,368)	(1,320,368)

Balance, end of period	$6,921,167	$46,120,497	$16,377,080	$69,418,744

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(311,125)	$79,409
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,566,402	1,630,960
Deferred income taxes and investment tax credits	666,016	806,530
Change in cash surrender value of officer's life insurance	2,886	(23,121)
Share-based compensation	615,350	485,706
Excess tax deficiency from share-based compensation	(9,574)	(8,967)
Increase in assets	(4,564,190)	(3,535,474)
Decrease in liabilities	(1,018,637)	(1,760,016)

Net cash used in operating activities	$(3,052,872)	$(2,324,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,536,904)	$(2,527,027)
Proceeds from sale of property, plant and equipment	31,936	25,500

Net cash used in investing activities	$(2,504,968)	$(2,501,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(1,407,975)	$(1,320,368)
Issuance of common shares	132,232	138,316
Excess tax benefit from share-based compensation	18,823	39,233

Net cash used in financing activities	$(1,256,920)	$(1,142,819)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,814,760)	$(5,969,319)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,675,918	10,360,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,861,158	$4,391,143

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended September 30, 2014 and 2013 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and natural gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2014.

(2)     New Accounting Pronouncements
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

In May, 2014, the Financial Accounting Standards Board issued guidance revising the principles and standards for revenue recognition. The guidance creates a framework for recognizing revenue to improve comparability of revenue recognition practices across entities and industries. The guidance is effective for our quarterly report ended September 30, 2017 and we are evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our results of operations, financial position and cash flow.

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

	September 30,	June 30,
($000)	2014	2014

Trust assets
Money market	59	44
U.S. equity securities	371	379
Foreign equity funds	201	167
U.S. fixed income securities	86	121
Foreign fixed income funds	53	53
Absolute return strategy mutual funds	122	143
	892	907

The carrying amounts of our other financial instruments including cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value.

Our Series A Notes, presented as long-term debt, as well as current portion of long-term debt, on the Condensed Consolidated Balance Sheets, are stated at historical cost. The fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate.  The credit adjusted risk-free rate for our 4.26% Series A Notes is the estimated cost to borrow a debt instrument with the same terms from a private lender at the measurement date.  The fair value of our long-term debt is categorized as Level 3 in the fair value hierarchy.

	September 30,		June 30,
	2014		2014
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	55,000	55,147	55,000	55,576

(4)	Risk Management and Derivative Instruments

To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk.  We purchase our natural gas supply through a combination of requirements contracts with no minimum purchase obligations, monthly spot purchase contracts and forward purchase contracts.  We mitigate price risk by efforts to balance supply and demand.  For our regulated segment, we utilize requirements contracts, spot purchase contracts and our underground storage to meet our regulated customers' natural gas requirements, all of which have minimal price risk because we are permitted to pass these natural gas costs on to our regulated customers through the natural gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.  None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase contracts and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

(5)	Unbilled Revenue

We bill our customers on a monthly meter reading cycle. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled.

Unbilled revenues and natural gas costs include the following:

	September 30,	June 30,
(000)	2014	2014

Unbilled revenues ($)	1,774	1,788
Unbilled natural gas costs ($)	607	622
Unbilled volumes (Mcf)	65	63

Unbilled revenues are included in accounts receivable and unbilled natural gas costs are included in deferred natural gas costs on the accompanying Condensed Consolidated Balance Sheets.  Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated purchased natural gas on the accompanying Condensed Consolidated Statements of Income (Loss).

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended September 30, 2014 and 2013, include the following:

	Three Months Ended
	September 30,
($000)	2014	2013

Service cost	248	256
Interest cost	264	259
Expected return on plan assets	(428)	(392)
Amortization of unrecognized net loss	61	86
Amortization of prior service cost	(21)	(22)
Net periodic benefit cost	124	187

In October, 2014 we made a $1,000,000 discretionary contribution to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of September 30, 2014 and June 30, 2014.  The bank line of credit extends through June 30, 2015 and we anticipate renewal of this line by June 30, 2015.  The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is 0.125%.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2015	1,500
2016	1,500
2017	1,500
2018	1,500
2019	1,500
Thereafter	47,500
Total long-term debt	55,000

Any additional payment of principal by the Company is subject to a prepayment premium which varies depending on the yields of United States Treasury securities with a maturity equal to the remaining average life of the Series A Notes.

With our bank line of credit and Series A notes, we have agreed to certain financial and other covenants. We believe we were in compliance with the financial covenants under our bank line of credit and our 4.26% Series A Notes for all periods presented in the condensed consolidated financial statements.

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

We have entered into a forward purchase agreement for a portion of our non-regulated segment's natural gas purchases beginning in October, 2014 and expiring in December, 2015.  The agreement requires us to purchase minimum amounts of natural gas throughout the term of the agreement.  The agreement is established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreement has a minimum purchase obligation of $343,000 and $171,000 for our fiscal year ended June 30, 2015 and June 30, 2016, respectively.

We are not a party to any material pending legal proceedings.

(9)	Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services.  Their regulation of our business includes setting the rates we are permitted to charge our regulated customers.  We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services.  They have historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return.  We do not have any matters pending before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial positions or cash flows.

(10)	Operating Segments

Our Company has two reportable segments:  (i) a regulated natural gas distribution and transportation segment and (ii) a non-regulated segment that participates in related ventures, consisting of natural gas marketing, natural gas production and sales of natural gas liquids.  Virtually all of the revenues recorded under both segments come from the sale or transportation of natural gas, or related sales of natural gas liquids.  The regulated segment serves residential, commercial and industrial customers in the single geographic area of central and southeastern Kentucky. Price risk for the regulated segment is mitigated through our natural gas cost recovery clause, approved quarterly by the Kentucky Public Service Commission.  Price risk for the non-regulated segment is mitigated by efforts to balance supply and demand. However, there are greater risks in the non-regulated segment because of the practical limitations on the ability to perfectly predict demand. In addition, we are exposed to price risk resulting from changes in the market price of natural gas, natural gas liquids and uncommitted natural gas inventory of our non-regulated companies.

The reportable segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2014.  Intersegment revenues and expenses represent the natural gas transportation costs from the regulated segment to the non-regulated segment at our tariff rates.  Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:

	Three Months Ended
	September 30,
($000)	2014	2013
Operating Revenues
Regulated
External customers	6,143	5,895
Intersegment	723	825
Total regulated	6,866	6,720
Non-regulated
External customers	7,178	7,146
Eliminations for intersegment	(723)	(825)
Consolidated operating revenues	13,321	13,041

Net Income (Loss)
Regulated	(382)	(290)
Non-regulated	71	369
Consolidated net income (loss)	(311)	79

(11)            Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	September 30,
	2014	2013
Numerator - Basic and Diluted ($000)
Net income (loss)	(311)	79
Dividends paid	(1,408)	(1,320)
Undistributed earnings (loss)	(1,719)	(1,241)

Undistributed earnings (loss) allocated to common shares (a)	(1,719)	(1,235)
Dividends paid - common shares	1,400	1,314
Earnings (loss) allocated to common shares	(319)	79

Denominator - Basic and Diluted ($)
Weighted average common shares (b)	6,973,326	6,890,982

Earnings (Loss) per Common Share - Basic and Diluted ($)	(.05)	.01

(a) Percentage allocated to weighted average common shares outstanding:
Common shares outstanding	6,973,326	6,890,982
Unvested participating shares outstanding (c)	—	35,000
Total	6,973,326	6,925,982

Percentage allocated to common shares	100.0%	99.5%

Undistributed earnings (loss)	(1,719)	(1,241)
Allocated to common shares	(1,719)	(1,235)

(b) Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (c). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings (loss) per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both September 30, 2014 and 2013, there were 39,000 unvested non-participating shares outstanding which were not dilutive as the underlying performance condition had not been met.

(c) Certain awards under our incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings (loss) per common share using the two-class method. As of September 30, 2014 there were 39,000 participating shares outstanding which were excluded from the computation of earnings (loss) allocated to common shares, as the holders of unvested participating shares do not have a contractual obligation to share in losses. As of September 30, 2013, there were 35,000 unvested participating shares outstanding.

(12)	Share-Based Compensation

We have a shareholder-approved incentive compensation plan (the "Plan"), that provides for compensation payable in shares of our common stock.  The Plan is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and outside directors who shall be eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of September 30, 2014, approximately 771,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation is recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. For the three months ended September 30, 2014 and 2013, share-based compensation expense was $615,000 and $486,000, respectively.

For the three months ended September 30, 2014 and 2013, excess tax benefits of $9,000 and $30,000, respectively, were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for financial reporting purposes.  These excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

For the three months ended September 30, 2014 and 2013, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $443,000 (22,000 shares) and $350,000 (17,000 shares), respectively.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the three months ended September 30, 2014 and 2013, performance shares were awarded to the Company's executive officers having grant date fair values of $773,000 (39,000 shares) and $801,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  The recipients of the awards also become vested as a result of certain events such as death, disability or retirement of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of September 30, 2014 and 2013, there were 39,000 and 35,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended September 30, 2014 and 2013, compensation expense related to the performance shares was $173,000 and $136,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2014 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the three months ended September 30, 2014. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related activities, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our consolidated loss per common share of $.05 for the three months ended September 30, 2014, as compared to our consolidated income per common share of $.01 for the same period in the prior year, was primarily due to decreased revenue, net of gas costs, from the sale of natural gas liquids and increased operating expenses (as further discussed in Results of Operations). However, the results of operations for the period ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large-volume customers and the market prices of natural gas and natural gas liquids, all of which are beyond our control.  We anticipate our non-regulated segment will continue to contribute to our consolidated net income for the remainder of fiscal 2015. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated segment gross margins related to our natural gas production and marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated gross margins related to our natural gas production and marketing activities.  The profitability of selling natural gas liquids is dependent on the amount of liquids extracted and the pricing for any such liquids is determined by a national unregulated market.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of our net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2015 and permits borrowings up to $40,000,000.  We anticipate renewal of this line by June 30, 2015. There were no borrowings outstanding on the bank line of credit as of September 30, 2014 or June 30, 2014.

Cash and cash equivalents were $6,861,000 at September 30, 2014, as compared with $13,676,000 at June 30, 2014.  The changes in cash and cash equivalents are summarized in the following table:

	Three Months Ended
	September 30,
($000)	2014	2013

Used in operating activities	(3,053)	(2,325)
Used in investing activities	(2,505)	(2,502)
Used in financing activities	(1,257)	(1,143)
Decrease in cash and cash equivalents	(6,815)	(5,970)

For the three months ended September 30, 2014, cash used in operating activities increased $728,000 (31%), as compared to the same period in the prior year, primarily due to increased cash paid for natural gas due to increased natural gas prices.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

For the three months ended September 30, 2014, there was not a significant change in cash used in financing activities as compared to the same period in the prior year.

Cash Requirements

Our capital expenditures result in a continued need for cash. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2015 to be approximately $10.8 million.

Sufficiency of Future Cash Flows

Our ability to maintain liquidity, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated rates we charge our customers.  The Kentucky Public Service Commission sets these rates and we monitor our need to file for rate increases for our regulated segment.  Our regulated base rates were most recently adjusted in our 2010 rate case and became effective in October, 2010.  We expect that cash provided by operations combined with our bank line of credit will be sufficient to satisfy our operating and normal capital expenditure requirements, to make our annual long-term debt repayment and to pay dividends for the remainder of fiscal 2015.

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

With our bank line of credit and Series A Notes, we have agreed to certain financial and other covenants.  Noncompliance with these covenants can make the obligation immediately due and payable, as further discussed in our Annual Report on Form 10-K for the year ended June 30, 2014.  A default on the performance on any single obligation incurred in connection with our borrowings simultaneously creates an event of default with our bank line of credit and the Series A Notes.  We believe we were in compliance with the covenants under our bank line of credit and Series A Notes for all periods presented in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Gross Margins

Our operating revenues are derived primarily from the sale of natural gas and natural gas liquids and the provision of natural gas transportation services. We define "gross margins" as natural gas sales less the corresponding purchased natural gas expenses, plus transportation, natural gas liquids and other revenues.  We view gross margins as an important performance measure of the core profitability of our operations and believe that investors benefit from having access to the same financial measures that our management uses.  Gross margins can be derived directly from our Condensed Consolidated Statements of Income (Loss), included in Item 1.  Financial Statements, as follows:

	Three Months Ended
	September 30,
($000)	2014	2013

Operating revenues	13,321	13,041
Regulated purchased natural gas	(1,497)	(1,339)
Non-regulated purchased natural gas	(5,648)	(5,252)

Consolidated gross margins	6,176	6,450

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

In the following table we set forth significant variations in our gross margins for the three months ended September 30, 2014 compared with the same period in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income (Loss).

2014 compared to 2013
Three Months Ended
($000)	September 30

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	57
On-system transportation	(11)
Off-system transportation	(74)
Other	16
Intersegment elimination (a)	102
Total	90

Non-regulated segment
Natural gas sales	(33)
Natural gas liquids	(228)
Other	(1)
Intersegment elimination (a)	(102)
Total	(364)

Decrease in consolidated gross margins	(274)

Percentage decrease in volumes:
Regulated segment
On-system transportation (Mcf)	(3)
Off-system transportation (Mcf)	(9)

Non-regulated segment
Natural gas sales (Mcf)	(6)
Natural gas liquids (gallons)	(11)

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment

For the three months ended September 30, 2014, consolidated gross margins decreased $274,000 (4%), as compared to the same period in the prior year, due to decreased gross margins on natural gas liquids of $228,000 resulting from decreased volumes of natural gas liquids sold and increased natural gas costs associated with processing the natural gas.

Operating Expenses

For the three months ended September 30, 2014, operation and maintenance increased $90,000 (2%), as compared to the same period in the prior year, due to an increase in share-based compensation expense, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended September 30, 2014, taxes other than income taxes increased $211,000 (37%), as compared to the same period in the prior year, due to an increase in property taxes resulting from an increase in the assessed value of our property.

For the three months ended September 30, 2014, there were no significant changes in depreciation and amortization and other income and deductions, net, as compared to the same period in the prior year.

Other Income (Deductions)

For the three months ended September 30, 2014, other income (deductions) decreased $88,000 (124%) due to a decrease in the fair value of the supplemental retirement trust and a decrease in the cash surrender value of life insurance. The decrease in the fair value of the supplemental retirement trust was offset by an increase in operating expense resulting from a corresponding decrease in the liability of the trust.

Interest Expense

For the three months ended September 30, 2014, there was not a significant change in interest expense, as compared to the same period in the prior year.

Income Tax Expense (Benefit)

For the three months ended September 30, 2014, income tax benefit increased $212,000 (3,533%) due to an increase in our net loss before income taxes. For the three months ended September 30, 2014, as compared to the same period in the prior year, our effective tax rate was impacted by the amortization of investment tax credits and regulatory liabilities relating to deferred income taxes, as these amounts are excluded from the estimated annual effective tax rate used to allocate income tax expense (benefit) in interim periods.

Basic and Diluted Earnings (Loss) Per Common Share

For the three months ended September 30, 2014, our basic and diluted income (loss) per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings (loss) per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both September 30, 2014 and 2013, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition had not been met.

Certain unvested awards under our incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta Natural Gas Company, Inc. including the right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings (loss) per common share using the two-class method.  As of September 30, 2014, there were 39,000 participating shares outstanding which were excluded from the computation of earnings (loss) allocated to common shares, as the holders of unvested participating shares do not have a contractual obligation to share in losses. As of September 30, 2013 there were 35,000 unvested participating shares outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase our natural gas supply primarily through a combination of requirements contracts with no minimum purchase obligation, monthly spot purchase contracts and forward purchase contracts. The price we pay for natural gas acquired under the forward purchase contracts is fixed prior to the delivery of the natural gas.  Additionally, we inject some of our natural gas purchases into our underground natural gas storage facility in the non-heating months and withdraw this natural gas from storage for delivery to customers during the heating months.  For our regulated segment, we utilize requirements contracts, spot purchase contracts and our underground storage to meet our regulated customers' natural gas requirements, all of which have minimal price risk because we are permitted to pass these natural gas costs on to our regulated customers through our natural gas cost recovery rate mechanism, approved quarterly by the Kentucky Public Service Commission.

Price risk for our non-regulated segment is mitigated by efforts to balance supply and demand.  However, there are greater risks because of the practical limitations on the ability to perfectly predict demand.  In addition, we are exposed to changes in the market price of natural gas on uncommitted natural gas inventory of our non-regulated segment.  The natural gas liquids sold by our non-regulated segment is priced based upon the pricing determined in the national unregulated market.

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of September 30, 2014, our non-regulated segment had a forward purchase contract for natural gas purchases totaling $514,000 that expires in December, 2015.  The forward purchase contract is at a fixed price and thus is not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of September 30, 2014 or June 30, 2014. We did not have any borrowings on our bank line of credit during the three months ended September 30, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information;
(ii)	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three months ended September 30, 2014 and 2013;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2014 and 2013;
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and June 30, 2014;
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the three months ended September 30, 2014 and 2013; and
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: November 4, 2014	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)