Form 10-Q
period 2014-12-31
DELTA NATURAL GAS CO INC
filed 2015-02-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of December 31, 2014 Delta Natural Gas Company, Inc. had 7,012,741 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

OPERATING REVENUES
Regulated revenues	$16,102,877	$16,511,955	$22,246,250	$22,407,225
Non-regulated revenues	9,772,389	9,298,709	16,950,321	16,444,711
Total operating revenues	$25,875,266	$25,810,664	$39,196,571	$38,851,936

OPERATING EXPENSES
Regulated purchased natural gas	$7,591,082	$7,939,961	$9,087,779	$9,279,155
Non-regulated purchased natural gas	7,865,541	6,647,328	13,513,856	11,899,778
Operation and maintenance	3,338,340	3,495,876	7,062,226	7,129,438
Depreciation and amortization	1,586,205	1,565,026	3,091,707	3,113,086
Taxes other than income taxes	594,997	537,502	1,381,841	1,113,410
Total operating expenses	$20,976,165	$20,185,693	$34,137,409	$32,534,867

OPERATING INCOME	$4,899,101	$5,624,971	$5,059,162	$6,317,069

OTHER INCOME (DEDUCTIONS), NET	18,645	62,108	1,190	132,788

INTEREST CHARGES	657,530	675,128	1,317,138	1,352,319

NET INCOME BEFORE INCOME TAXES	$4,260,216	$5,011,951	$3,743,214	$5,097,538

INCOME TAX EXPENSE	1,603,682	1,877,222	1,397,806	1,883,400

NET INCOME	$2,656,534	$3,134,729	$2,345,408	$3,214,138

EARNINGS PER COMMON SHARE (Note 11)
Basic and Diluted	$.38	$.45	$.33	$.46

DIVIDENDS DECLARED PER COMMON SHARE	$.20	$.19	$.40	$.38

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2014	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,162,796	$13,675,918
Accounts receivable, less accumulated allowances
for doubtful accounts of $270,000 and $360,000, respectively	14,176,786	6,681,964
Natural gas in storage, at average cost	9,522,027	7,125,499
Deferred natural gas costs	1,478,019	724,923
Materials and supplies, at average cost	466,895	574,699
Prepayments	3,540,603	3,491,257
Total current assets	$30,347,126	$32,274,260

PROPERTY, PLANT AND EQUIPMENT	$233,471,853	$229,367,319
Less-Accumulated provision for depreciation	(95,801,442)	(93,551,799)
Net property, plant and equipment	$137,670,411	$135,815,520

OTHER ASSETS
Cash surrender value of life insurance	$404,057	$402,147
Prepaid pension	4,045,643	3,291,974
Regulatory assets	13,551,383	13,198,199
Unamortized debt expense	86,904	90,304
Other non-current assets	963,174	952,757
Total other assets	$19,051,161	$17,935,381

Total assets	$187,068,698	$186,025,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	December 31,	June 30,
	2014	2014

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,030,446	$6,706,021
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,759,589	1,553,670
Customers' deposits	739,989	593,010
Accrued interest on debt	115,139	120,712
Accrued vacation	628,617	752,905
Deferred income taxes	285,629	39,718
Other current liabilities	460,136	591,606
Total current liabilities	$12,519,545	$11,857,642

LONG-TERM DEBT	$52,000,000	$53,500,000

LONG-TERM LIABILITIES
Deferred income taxes	$41,617,465	$40,537,879
Investment tax credits	17,700	24,600
Regulatory liabilities	1,168,258	1,165,260
Asset retirement obligations	3,381,342	3,260,721
Other long-term liabilities	1,014,006	950,707
Total long-term liabilities	$47,198,771	$45,939,167

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$111,718,316	$111,296,809

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 7,012,741 and 6,942,758 shares
outstanding at December 31, 2014 and June 30,
2014, respectively	$7,012,741	$6,942,758
Premium on common shares	48,206,206	47,182,338
Retained earnings	20,131,435	20,603,256
Total shareholders' equity	$75,350,382	$74,728,352

Total liabilities and shareholders' equity	$187,068,698	$186,025,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2014
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,942,758	$47,182,338	$20,603,256	$74,728,352
Net income	—	—	2,345,408	2,345,408
Issuance of common shares	12,653	246,938	—	259,591
Issuance of common shares under the
incentive compensation plan	57,330	385,251	—	442,581
Share-based compensation expense	—	382,430	—	382,430
Excess tax benefit from share-based compensation	—	9,249	—	9,249
Dividends on common shares	—	—	(2,817,229)	(2,817,229)

Balance, end of period	$7,012,741	$48,206,206	$20,131,435	$75,350,382

	Six Months Ended December 31, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,864,253	$45,523,123	$17,618,039	$70,005,415
Net income	—	—	3,214,138	3,214,138
Issuance of common shares	13,531	263,095	—	276,626
Issuance of common shares under the
incentive compensation plan	49,696	299,930	—	349,626
Share-based compensation expense	—	362,957	—	362,957
Excess tax benefit from share-based compensation	—	30,266	—	30,266
Dividends on common shares	—	—	(2,642,221)	(2,642,221)

Balance, end of period	$6,927,480	$46,479,371	$18,189,956	$71,596,807

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,345,408	$3,214,138
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,213,307	3,264,192
Deferred income taxes and investment tax credits	1,282,460	606,800
Change in cash surrender value of officer's life insurance	(1,910)	(42,247)
Share-based compensation	825,011	712,583
Excess tax deficiency from share-based compensation	(9,574)	(8,967)
Increase in assets	(11,651,167)	(8,126,298)
Increase (decrease) in liabilities	634,725	(781,134)

Net cash used in operating activities	$(3,361,740)	$(1,160,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(5,087,895)	$(4,078,137)
Proceeds from sale of property, plant and equipment	35,328	112,230
Other	(60,000)	(60,000)

Net cash used in investing activities	$(5,112,567)	$(4,025,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(2,817,229)	$(2,642,221)
Issuance of common shares	259,591	276,626
Excess tax benefit from share-based compensation	18,823	39,233
Repayment of long-term debt	(1,500,000)	(1,500,000)
Borrowing on bank line of credit	126,430	691,157
Repayment of bank line of credit	(126,430)	(691,157)

Net cash used in financing activities	$(4,038,815)	$(3,826,362)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(12,513,122)	$(9,013,202)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,675,918	10,360,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,162,796	$1,347,260

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Nature of Operations and Basis of Presentation

Delta Natural Gas Company, Inc. ("Delta" or "the Company") distributes or transports natural gas to approximately 36,000 customers.  Our distribution and transportation systems are located in central and southeastern Kentucky and we own and operate an underground storage field in southeastern Kentucky.  We transport natural gas to our industrial customers who purchase their natural gas in the open market.  We also transport natural gas on behalf of local producers and customers not on our distribution system and sell liquids extracted from natural gas in our storage field and our pipeline systems.  We have three wholly-owned subsidiaries.  Delta Resources, Inc. ("Delta Resources") buys natural gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. ("Delgasco") buys natural gas and resells it to Delta Resources and to customers not on Delta's system.  Enpro, Inc. ("Enpro") owns and operates natural gas production properties and undeveloped acreage.

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended December 31, 2014 and 2013 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended December 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and natural gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2014.

(2)     New Accounting Pronouncements
In September, 2013, the Internal Revenue Service ("IRS") issued final regulations regarding the tax treatment of amounts paid to acquire, produce or improve tangible property, which update temporary regulations issued by the IRS in December, 2011. The IRS plans to issue further guidance for specific industry sectors, including natural gas. The final regulations are effective for our tax year beginning July 1, 2014; however, we do not expect compliance with the final regulations and industry specific guidance to have a material impact on our results of operations, financial position or cash flow.

In May, 2014, the Financial Accounting Standards Board issued guidance revising the principles and standards for revenue recognition. The guidance creates a framework for recognizing revenue to improve comparability of revenue recognition practices across entities and industries. The guidance is effective for our quarterly report ended September 30, 2017 and we are evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our results of operations, financial position or cash flow.

In June, 2014, the Financial Accounting Standards Board issued guidance on share-based payments where performance targets can be achieved subsequent to the requisite service period. The guidance, effective for our quarter ending September 30, 2015, is not expected to have a material impact on our results of operations, financial position or cash flow.

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

	December 31,	June 30,
($000)	2014	2014

Trust assets
Money market	55	44
U.S. equity securities	468	379
Foreign equity funds	208	167
U.S. fixed income securities	123	121
Foreign fixed income funds	27	53
Absolute return strategy mutual funds	82	143
	963	907

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

	December 31,		June 30,
	2014		2014
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	53,500	56,615	55,000	55,576

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

Unbilled revenues and natural gas costs include the following:

	December 31,	June 30,
(000)	2014	2014

Unbilled revenues ($)	7,837	1,788
Unbilled natural gas costs ($)	4,322	622
Unbilled volumes (Mcf)	599	63

Unbilled revenues are included in accounts receivable and unbilled natural gas costs are included in deferred natural gas costs on the accompanying Condensed Consolidated Balance Sheets.  Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated purchased natural gas on the accompanying Condensed Consolidated Statements of Income.

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended December 31, 2014 and 2013, include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2014	2013	2014	2013

Service cost	248	256	496	512
Interest cost	265	259	529	519
Expected return on plan assets	(428)	(392)	(856)	(784)
Amortization of unrecognized net loss	62	86	123	171
Amortization of prior service cost	(22)	(22)	(43)	(43)
Net periodic benefit cost	125	187	249	375

In October, 2014 we made a discretionary contribution of $1,000,000 to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of December 31, 2014 and June 30, 2014.  The bank line of credit extends through June 30, 2015 and we anticipate renewal of this line by June 30, 2015.  The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.15%.  The annual cost of the unused bank line of credit is 0.125%.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2015	—
2016	1,500
2017	1,500
2018	1,500
2019	1,500
Thereafter	47,500
Total long-term debt	53,500

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

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.4 million would be paid in addition to continuation of specified benefits for up to five years.  Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, would immediately vest.

We have entered into a forward purchase agreement for a portion of our non-regulated segment's natural gas purchases beginning in January, 2015 and expiring in December, 2015.  The agreement requires us to purchase minimum amounts of natural gas throughout the term of the agreement.  The agreement is established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreement has a minimum purchase obligation of $238,000 and $171,000 for our fiscal years ended June 30, 2015 and June 30, 2016, respectively.

We are not a party to any material pending legal proceedings.

(9)	Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services.  Their regulation of our business includes setting the rates we are permitted to charge our regulated customers.  We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services.  They have historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return.  We do not have any matters pending before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial position or cash flow.

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

Segment information is shown in the following table:

	Three Months Ended		Six months ended
	December 31,		December 31,
($000)	2014	2013	2014	2013
Operating Revenues
Regulated
External customers	16,103	16,512	22,247	22,407
Intersegment	1,064	1,113	1,788	1,938
Total regulated	17,167	17,625	24,035	24,345
Non-regulated
External customers	9,772	9,299	16,950	16,445

Eliminations for intersegment	(1,064)	(1,113)	(1,788)	(1,938)
Consolidated operating revenues	25,875	25,811	39,197	38,852

Net Income
Regulated	2,412	2,486	2,029	2,197
Non-regulated	245	649	316	1,017
Consolidated net income	2,657	3,135	2,345	3,214

(11)          Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator - Basic and Diluted ($000)
Net income	2,657	3,135	2,345	3,214
Dividends paid	(1,409)	(1,322)	(2,817)	(2,642)
Undistributed earnings	1,248	1,813	(472)	572

Allocated to common shares
Undistributed earnings (loss) (a)	1,240	1,804	(472)	569
Dividends paid	1,401	1,315	2,802	2,629
Earnings allocated to common shares	2,641	3,119	2,330	3,198

Denominator - Basic and Diluted ($)
Weighted average common shares (b)	7,008,436	6,923,073	6,988,624	6,905,036

Earnings per Common Share - Basic and Diluted ($)	.38	.45	.33	.46

(a) Percentage allocated to weighted average common
shares outstanding:
Common shares outstanding	7,008,436	6,923,073	6,988,624	6,905,036
Unvested participating shares outstanding (c)	39,000	35,000	—	35,000
Total	7,047,436	6,958,073	6,988,624	6,940,036

Percentage allocated to common shares	99.5%	99.5%	100%	99.5%

Undistributed earnings (loss)	1,248	1,813	(472)	572
Allocated to common shares	1,240	1,804	—	569

(b) Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (c). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both December 31, 2014 and 2013, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition had not been met.

(c) Certain awards under our incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per common share using the two-class method. As of December 31, 2014 and 2013 there were 39,000 and 35,000 participating shares outstanding, respectively. For the six months ended December 31, 2014, the participating shares outstanding were excluded from the computation of earnings allocated to common shares, as the holders of unvested participating shares do not have a contractual obligation to share in the undistributed loss.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of December 31, 2014, approximately 771,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation is recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. For the three months ended December 31, 2014 and 2013, share-based compensation expense was $210,000 and $227,000, respectively. For the six months ended December 31, 2014 and 2013, share-based compensation was $825,000 and $713,000, respectively.

For the six months ended December 31, 2014 and 2013, excess tax benefits of $9,000 and $30,000, respectively, were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for financial reporting purposes.  These excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

For the six months ended December 31, 2014 and 2013, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $443,000 (22,000 shares) and $350,000 (17,000 shares), respectively.  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the six months ended December 31, 2014 and 2013, performance shares were awarded to the Company's executive officers having grant date fair values of $773,000 (39,000 shares) and $801,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  The recipients of the awards also become vested as a result of certain events such as death, disability or retirement of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of December 31, 2014 and 2013, there were 39,000 and 35,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended December 31, 2014 and 2013, compensation expense related to the performance shares was $210,000 and $227,000, respectively. For the six months ended December 31, 2014 and 2013, compensation expense related to the performance shares was $382,000 and $363,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2014 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the six months ended December 31, 2014. Our Company has two segments:  (i) a regulated natural gas distribution and transmission segment, and (ii) a non-regulated segment which participates in related activities, consisting of natural gas marketing, natural gas production and the sale of liquids extracted from natural gas.

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

Our consolidated income per common share of $.33 for the six months ended December 31, 2014, as compared to our consolidated income per common share of $.46 for the same period in the prior year, decreased primarily due to decreased revenue, net of gas costs, from the sale of natural gas liquids and the sale of natural gas by our non-regulated segment (as further discussed in Results of Operations). However, the results of operations for the period ended December 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of our net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occurs during the heating months whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2015 and permits borrowings up to $40,000,000.  We anticipate renewal of this line by June 30, 2015. There were no borrowings outstanding on the bank line of credit as of December 31, 2014 or June 30, 2014.

Cash and cash equivalents were $1,163,000 at December 31, 2014, as compared with $13,676,000 at June 30, 2014.  The changes in cash and cash equivalents are summarized in the following table:

	Six Months Ended
	December 31,
($000)	2014	2013

Used in operating activities	(3,362)	(1,161)
Used in investing activities	(5,113)	(4,026)
Used in financing activities	(4,039)	(3,826)
Decrease in cash and cash equivalents	(12,514)	(9,013)

For the six months ended December 31, 2014, cash used in operating activities increased $2,201,000 (190%), as compared to the same period in the prior year, primarily due to increased cash paid for natural gas due to increased natural gas prices and a discretionary contribution of $1,000,000 to our defined benefit pension plan.

The change in cash used in investing activities resulted primarily from the increased level of capital expenditures in the 2014 period.

For the six months ended December 31, 2014, there was not a significant change in cash used in financing activities as compared to the same period in the prior year.

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

RESULTS OF OPERATIONS

Operating Revenues and Purchased Natural Gas

Our operating revenues are derived primarily from the sale of natural gas and natural gas liquids and the provision of natural gas transportation services. Our operating revenues are significantly impacted by the price we pay for natural gas. Therefore, we view gross margins as an important performance measure of the core profitability of our operations and believe that investors benefit from having access to the same financial measures that our management uses. We define "gross margins" as natural gas sales less the corresponding purchased natural gas expenses, plus transportation, natural gas liquids and other revenues. Gross margins can be derived directly from our Condensed Consolidated Statements of Income, included in Item 1.  Financial Statements, as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2014	2013	2014	2013

Operating revenues	25,875	25,811	39,197	38,852
Regulated purchased natural gas	(7,591)	(7,940)	(9,088)	(9,279)
Non-regulated purchased natural gas	(7,866)	(6,647)	(13,514)	(11,900)

Consolidated gross margins	10,418	11,224	16,595	17,673

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

In the following table we set forth significant variations in our gross margins for the three and six months ended December 31, 2014 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2014 compared to 2013
	Three Months Ended	Six Months Ended
($000)	December 31	December 31

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	(113)	(53)
On-system transportation	6	(6)
Off-system transportation	14	(59)
Other	(16)	(2)
Intersegment elimination (a)	49	150
Total	(60)	30

Non-regulated segment
Natural gas sales	(330)	(363)
Natural gas liquids	(368)	(595)
Other	1	—
Intersegment elimination (a)	(49)	(150)
Total	(746)	(1,108)

Decrease in consolidated gross margins	(806)	(1,078)

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	1	1
On-system transportation (Mcf)	2	1
Off-system transportation (Mcf)	2	(4)

Non-regulated segment
Natural gas sales (Mcf)	2	(2)
Natural gas liquids (gallons)	(4)	(8)

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment

Heating degree days were 105% and 103% of the normal temperatures for the three and six months ended December 31, 2014, respectively, as compared with 101% and 100% of normal temperatures in the 2013 periods. A heating degree day is the equivalent for each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location.  Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  Normal temperatures are based on historical 30-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

For the three months ended December 31, 2014, consolidated gross margins decreased $806,000 (7%), as compared to the same period in the prior year, due to decreased non-regulated margins on natural gas liquids and natural gas sales. Gross margins on the sale of natural gas liquids decreased due to decreased sales prices and increased natural gas costs associated with processing the natural gas. Gross margins on non-regulated natural gas sales decreased due to the prior year sale of our non-regulated segment’s production inventory.

For the six months ended December 31, 2014, consolidated gross margins decreased $1,078,000 (6%), as compared to the same period in the prior year, due to decreased non-regulated margins on natural gas liquids and natural gas sales. Gross margins on the sale of natural gas liquids decreased due to increased natural gas costs associated with processing the natural gas and decreased natural gas liquids extracted from our system. Gross margins on non-regulated natural gas sales decreased due to the prior year sale of our non-regulated segment’s production inventory and a decrease in volumes sold.

Operating Expenses

For the three months ended December 31, 2014 there were no significant changes in operations and maintenance, depreciation and amortization and taxes other than income taxes, as compared to the same period in the prior year.

For the six months ended December 31, 2014, taxes other than income taxes increased $269,000 (24%) due to an increase in property taxes resulting from an increase in the assessed value of our property.

For the three months ended December 31, 2014 there were no significant changes in in operations and maintenance and depreciation and amortization.

Other Income (Deductions)

For the three months ended December 31, 2014, there was not a significant change in other income (deductions), as compared to the same period in the prior year.

For the six months ended December 31, 2014, other income (deductions) decreased $132,000 (99%) due to a decrease in the earnings from both the supplemental retirement trust and the cash surrender value of life insurance. The decrease in the earnings from the supplemental retirement trust was offset by a decrease in operating expense resulting from a corresponding change in the liability of the trust.

Interest Expense

For the three and six months ended December 31, 2014, there were no significant changes in interest expense, as compared to the same periods in the prior year.

Income Tax Expense

For the three and six months ended December 31, 2014, income tax expense decreased $273,000 (15%) and $485,000 (26%), respectively, due to a decrease in our net income before income taxes. For the three and six months ended December 31, 2014, there were no significant changes in our effective tax rate, as compared to the same periods in the prior year.

Basic and Diluted Earnings Per Common Share

For the three and six months ended December 31, 2014, our basic and diluted income per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our incentive compensation plan.

Under our incentive compensation plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both December 31, 2014 and 2013, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance conditions had not been met.

Certain unvested awards under our incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta Natural Gas Company, Inc. including the right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per common share using the two-class method.  As of December 31, 2014 and 2013, there were 39,000 and 35,000 participating shares outstanding, respectively. For the six months ended December 31, 2014, the participating shares outstanding were excluded from the computation of earnings allocated to common shares, as the holders of unvested participating shares do not have a contractual obligation to share the undistributed loss.

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

Price risk for our non-regulated segment is mitigated by efforts to balance supply and demand.  However, there are greater risks because of the practical limitations on the ability to perfectly predict demand.  In addition, we are exposed to changes in the market price of natural gas on uncommitted natural gas inventory of our non-regulated segment.  The natural gas liquids sold by our non-regulated segment are priced based upon the pricing determined in the national unregulated market.

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of December 31, 2014, our non-regulated segment had a forward purchase contract for natural gas purchases totaling $409,000 that expires in December, 2015.  The forward purchase contract is at a fixed price and thus is not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of December 31, 2014 or June 30, 2014. For three and six months ended December 31, 2014, we borrowed and repaid $126,000 from the bank line of credit having a weighted average interest rate of 1.3%. A one percent (one hundred bases points) increase in our average interest rate would not have a significant impact on our annual pre-tax net income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014, and, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information;
(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2014 and 2013;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2014 and 2013;
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2014 and June 30, 2014;
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the three months ended December 31, 2014 and 2013; and
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: February 5, 2015	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)