Form 10-K
period 2015-06-30
DELTA NATURAL GAS CO INC
filed 2015-08-25
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
______________
FORM 10-K
______________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter.  $149,020,746.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of August 25, 2015, Delta Natural Gas Company, Inc. had outstanding 7,027,941 shares of common stock $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2015, is incorporated by reference in Part III of this Report.

PART I

Item 1.     Business

References to “Delta”, “the Company”, “we”, “us” and “our” refer to Delta Natural Gas Company, Inc. and its consolidated subsidiaries, except as otherwise stated. We were incorporated under the laws of the Commonwealth of Kentucky on October 7, 1949. Unless otherwise stated, “2015”, “2014” and “2013” refers to the respective twelve month periods ending June 30. Delta's NASDAQ symbol is DGAS.

General

Delta distributes or transports natural gas to approximately 36,000 customers. Our distribution and transmission systems are located in central and southeastern Kentucky, and we own and operate an underground natural gas storage field in southeastern Kentucky. We transport natural gas to industrial customers who purchase their natural gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system and extract liquids from natural gas in our storage field and on our pipeline systems that are sold at market prices. We have three wholly-owned subsidiaries. Delta Resources, Inc. (“Delta Resources”) buys natural gas and resells it to industrial or large use customers on Delta's system. Delgasco, Inc. (“Delgasco”) buys natural gas and resells it to Delta Resources and to customers not on Delta's system. Enpro, Inc. (“Enpro”) owns and operates natural gas production properties and undeveloped acreage.

We seek to provide dependable, high-quality service to our customers while steadily enhancing value for our shareholders. Our efforts have been focused on developing a balance of regulated and non-regulated businesses to contribute to our earnings by profitably selling, transporting, producing and processing natural gas in our service territory.

We strive to achieve operational excellence through economical, reliable service with an emphasis on responsiveness to customers. We continue to invest in facilities for the distribution, transportation and storage of natural gas. We believe that our responsiveness to customers and the dependability of the service we provide afford us additional opportunities for growth. While we seek those opportunities, we will continue a conservative strategy of managing market risk arising from fluctuations in the prices of natural gas and natural gas liquids.

We operate through two segments, a regulated segment and a non-regulated segment.

Our executive offices are located at 3617 Lexington Road, Winchester, Kentucky 40391. Our telephone number is (859) 744-6171. Our website is www.deltagas.com.

Regulated Operations

Distribution and Transportation

Through our regulated segment, we distribute natural gas to our retail customers in 23 predominantly rural counties. In addition, our regulated segment transports natural gas to large-volume customers on our system who purchase their natural gas in the open market. Our regulated segment also transports natural gas on behalf of local producers and other customers not on our distribution system.

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

Factors that affect our regulated revenues include the rates we charge our customers, economic conditions in our service areas, competition, the cost of natural gas and weather. Our current rate design lessens the impact weather has on our regulated revenues as our rates include both fixed customer charges and volumetric rates which include a weather normalization tariff that adjusts rates due to variations in weather. Market risk arising from fluctuations in the price of natural gas is mitigated through the natural gas cost recovery rate mechanism which permits us to pass through to our regulated customers changes in the price we must pay for our natural gas supply. However, increases in our rates may cause our customers to conserve or to use alternative energy sources.

Our regulated sales are seasonal and temperature-sensitive, since the majority of the natural gas we sell is used for heating. During 2015, 74% of the regulated volumes were sold during the heating season (December through April). Variations in the average temperature during the winter impact our volumes sold. Our weather normalization tariff permits us to adjust the rates we charge our customers in response to winter weather that is warmer or colder than normal temperatures.

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

Some natural gas producers in our service area can access pipeline systems other than ours, which generates competition for our transportation services. We continue our efforts to purchase or transport natural gas that is produced in reasonable proximity to our transportation facilities through our regulated segment.

As an active participant in many areas of the natural gas industry, we plan to continue efforts to expand our natural gas transmission and distribution system and customer base. We continue to consider acquisitions of other natural gas systems, some of which are contiguous to our existing service areas, as well as expansion within our existing service areas.

Gas Supply

We maintain an active natural gas supply management program that emphasizes long-term reliability and the pursuit of cost-effective sources of natural gas for our customers. We purchase our natural gas from a combination of interstate and Kentucky sources. Our distribution and transportation system interconnects with interstate pipelines owned by Columbia Gas Transmission Corporation (“Columbia Gas”), Columbia Gulf Transmission Corporation (“Columbia Gulf”), Tennessee Gas Pipeline (“Tennessee”) and Texas Eastern Transmission Corporation (“Texas Eastern”). In our fiscal year ended June 30, 2015, we purchased approximately 99% of our natural gas from interstate sources.

Interstate Natural Gas Supply

Our regulated segment acquires its interstate natural gas supply from natural gas marketers. We currently have commodity requirements agreements with Atmos Energy Marketing (“Atmos”) for our Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied areas. Under these commodity requirements agreements, Atmos is obligated to supply the volumes consumed by our regulated customers in defined sections of our service areas. We are not obligated to purchase any minimum quantities from Atmos or purchase natural gas from them for any period longer than one month at a time. The natural gas we purchase under these agreements is priced at index-based prices, NYMEX or at mutually agreed-to fixed prices based on forward market prices. The index-based market prices are determined based on the prices published on the first of each month in Platts' Inside FERC's Gas Market Report for the indices that relate to the pipelines through which the natural gas will be transported, plus or minus an agreed-to fixed price adjustment per million British Thermal Units of natural gas purchased. Consequently, the price we pay for interstate natural gas is based on current market prices.

Our agreements with Atmos for the Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied service areas continue year to year unless canceled by either party by written notice at least sixty days prior to the annual anniversary date (April 30) of the agreement. In our fiscal year ended June 30, 2015, approximately 48% of our regulated natural gas supply was purchased under our agreements with Atmos.

Our regulated segment purchases natural gas from Midwest Energy Services, LLC (“Midwest”) for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from Midwest, nor are we required to purchase natural gas for any periods longer than one month at a time. The natural gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. Our agreement with Midwest may be terminated upon 30 days prior written notice by either party. In our fiscal year ended June 30, 2015, approximately 51% of our regulated natural gas supply was purchased under our agreement with Midwest.

We also purchase interstate natural gas from other natural gas marketers as needed at current market prices, determined by industry publications.

Transportation of Interstate Natural Gas Supply

Our interstate natural gas supply is transported to us from market hubs, production fields and storage fields by Tennessee, Columbia Gas, Columbia Gulf and Texas Eastern.

Our agreements with Tennessee currently extend through October, 2019 and thereafter automatically renew for subsequent five-year terms unless Delta notifies Tennessee of its intent not to renew the agreements at least one year prior to the expiration of any renewal terms. We intend to renew our agreements with Tennessee. Subject to the terms of Tennessee's Federal Energy Regulatory Commission natural gas tariff, Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet (“Mcf”) per day for us. During fiscal 2015, Tennessee transported for us a total of 1,705,000 Mcf, or approximately 38% of our regulated supply requirements, under these agreements. We have natural gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's storage fields, which we have assigned to Atmos, and we reserve the right to withdraw daily natural gas volumes up to certain specified fixed quantities. These natural gas storage agreements renew on the same schedule as our transportation agreements with Tennessee.

Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2015, Columbia Gas and Columbia Gulf transported for us a total of 428,000 Mcf, or approximately 10% of our regulated natural gas supply, under all of our agreements with them. Our transportation agreements with Columbia Gas and Columbia Gulf extend through October 2015, which we intend to renew. After 2015, our agreements with Columbia Gas and Columbia Gulf continue on a year-to-year basis unless terminated by one of the parties, but may be extended by mutual agreement.

Columbia Gulf also transported additional volumes under agreements it has with Midwest to a point of interconnection between Columbia Gulf and us where we purchase the natural gas to inject into our storage field. The amounts transported and sold to us under the agreements Columbia Gulf has with Midwest for fiscal 2015 constituted approximately 51% of our regulated gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

We have no direct agreement with Texas Eastern. However, Atmos has an arrangement with Texas Eastern to transport the natural gas to us that we purchase from Atmos to supply our customers' requirements in specific geographic areas. In our fiscal year ended June 30, 2015, Texas Eastern transported approximately 23,000 Mcf of natural gas to our system, which constituted less than 1% of our natural gas supply.

Kentucky Natural Gas Supply

We have an agreement with Vinland Energy Operations LLC (“Vinland”) to purchase natural gas on a year-to-year basis unless terminated by one of the parties. We purchased 43,000 Mcf from Vinland during fiscal 2015. The price for the natural gas we purchase from Vinland is based on the index price of spot gas delivered to Columbia Gas in the relevant region as reported in Platts' Inside FERC's Gas Market Report. Vinland delivers this natural gas to our customer meters directly from its own pipelines. In fiscal 2015, the natural gas we purchased from Vinland constituted 1% of our regulated natural gas supply.

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

Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services, which includes approval of our tariffs and the rates we are permitted to charge our regulated customers. We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services. They have historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of gas costs, and a reasonable rate of return. We do not have any matters pending before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial positions or cash flows.

Our pipe replacement program tariff allows us to adjust our regulated rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which are associated with the replacement of pipe and related facilities. The pipe replacement program tariff is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.

Our natural gas cost recovery tariff permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs and any bad debt expense related to natural gas cost. Although we are not required to file a general rate case to adjust rates pursuant to the natural gas cost recovery tariff, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered natural gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual natural gas costs were incurred.

Our weather normalization provision tariff provides for the adjustment of our rates to residential and small non-residential customers to reflect variations from thirty- year average weather for our December through April billing cycles. These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

Additionally, we have a conservation and efficiency program tariff for our residential customers, which allows us to adjust our rates for activities performed through the program. Through this program, we perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high efficiency appliances. The program helps to align our interests with our residential customers' interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation. Our rates are adjusted annually to recover the costs incurred under these programs, the reimbursement of margins on lost sales and the incentives provided to us.

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

In our fiscal year ended June 30, 2015, approximately 96% of our non-regulated revenue was derived from our natural gas marketing activities. In our non-regulated segment, two customers each provided more than 5% of our operating revenues for 2015. Atmos provided approximately $7,127,000, $5,206,000 and $5,390,000 of non-regulated revenues during 2015, 2014 and 2013, respectively. Greystone, LLC provided approximately $17,852,000 and $12,569,000 of non-regulated revenues during 2015 and 2014. There is no assurance that revenues from these customers will continue at these levels.

Natural Gas Production

Our subsidiary, Enpro, produces natural gas that is sold to Delgasco for resale in the open market when favorable market conditions arise. Item 2. Properties further describes Enpro's oil and natural gas leases and production properties. Enpro produced a total of 94,000 Mcf of natural gas during 2015 which was approximately 1% of our non-regulated volumes sold.

Natural Gas Liquids

We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amount of liquids extracted and the pricing for any such liquids as determined by a national unregulated market. In our fiscal year ended June 30, 2015, approximately 3% of our non-regulated revenue was derived from the sale of natural gas liquids.

Natural Gas Supply

      Our non-regulated segment purchases natural gas from Midwest. Our underlying agreement with Midwest does not obligate us to purchase any minimum quantities, nor to purchase natural gas for any periods longer than one month at a time. The natural gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. Our agreement with Midwest may be terminated upon 30 days prior written notice by either party. Any purchase agreements to supply our unregulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2015, 91% of our non-regulated natural gas supply was purchased under our agreement with Midwest.

Additionally, our non-regulated segment purchases natural gas from Atmos as needed. This spot purchasing arrangement is pursuant to an agreement with Atmos containing an “evergreen” clause which permits either party to terminate the agreement by providing not less than sixty days written notice. Our purchases from Atmos under this spot purchase agreement are generally month-to-month. However, we have the option of forward-pricing natural gas for one or more months. The price of natural gas under this agreement is based on current market prices. In our fiscal year ended June 30, 2015, approximately 8% of our non-regulated natural gas supply was purchased under our agreement with Atmos.

We also purchase intrastate natural gas from Kentucky producers as needed at either current market prices, determined by industry publications, or at forward market prices.

We anticipate continuing our non-regulated activities and intend to pursue and increase these activities wherever practicable. We continue to consider acquisitions of additional production properties which are contiguous to our regulated distribution and transmission system as well as opportunities to process additional volumes of natural gas.

Capital Expenditures

Capital expenditures during 2015 were $9.0 million and for 2016 are estimated to be $7.5 million. Our expenditures include system extensions as well as the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.

Financing

Our capital expenditures and operating cash requirements are primarily met through the use of internally generated funds. Our short-term bank line of credit is $40 million, all of which was available at June 30, 2015.

Our current bank line of credit extends through June 30, 2017 and will be available to meet capital expenditure and operating cash requirements. The amounts and types of future long-term debt and equity financings will depend upon our capital needs and market conditions.

We currently have long-term debt of $53,500,000 in the form of our Series A Notes. The Series A Notes are unsecured, bear interest at 4.26% per annum and mature on December 20, 2031. Accrued interest on the Series A Notes is payable quarterly and we are required to make a $1,500,000 principal reduction payment on the Series A Notes each December.

Employees

On June 30, 2015, we had 142 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.

Available Information

We make available free of charge on our Internet website http://www.deltagas.com under our “Investor Relations” tab, our Business Code of Conduct and Ethics, Vendor Code of Conduct and Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, extensible business reporting language (XBRL) interactive data files, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding Delta. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The SEC's phone number is 1-800-732-0330.

Consolidated Statistics

For the Years Ended June 30,	2015	2014	2013	2012	2011

Average Regulated Customers Served	34,384	34,490	34,701	34,860	35,413

Operating Revenues ($000) (a)
Regulated revenues
Natural gas sales	46,828	51,542	41,202	37,660	43,671
Natural gas transportation	9,366	9,163	9,037	8,375	8,500
Other	356	390	333	324	303
Total regulated revenues	56,550	61,095	50,572	46,359	52,474

Non-regulated revenues	33,507	38,792	34,238	31,423	34,343
Intersegment eliminations (b)	(3,869)	(4,041)	(4,145)	(3,704)	(3,777)

Total	86,188	95,846	80,665	74,078	83,040

System Throughput (Million Cu. Ft.) (a)
Regulated
Natural gas sales	3,261	3,351	3,057	2,448	3,167
Natural gas transportation	16,855	16,423	16,783	15,949	16,361
Total regulated throughput	20,116	19,774	19,840	18,397	19,528

Non-regulated	7,357	7,241	7,650	6,455	6,010
Intersegment eliminations (b)	(7,210)	(7,096)	(7,497)	(6,326)	(5,890)

Total	20,263	19,919	19,993	18,526	19,648

Average Annual Consumption Per
Average Residential Customer
(Thousand Cu. Ft.)	59	61	56	44	57

Lexington, Kentucky Degree Days
Actual	4,964	4,855	4,667	3,797	4,725
Percent of 30 year average	110	107	104	83	103
(a)  Additional financial information related to our segments can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of the Notes to Consolidated Financial Statements.
(b)  Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Item 1A.   Risk Factors

The risk factors below should be carefully considered.

WEATHER CONDITIONS MAY CAUSE OUR REVENUES TO VARY FROM YEAR TO YEAR.

Our revenues vary from year to year, depending on weather conditions. We estimate that approximately 74% of our annual natural gas sales are temperature sensitive. As a result, mild winter temperatures can cause a decrease in the amount of natural gas we sell in any year, which would reduce our revenues and profits. Our weather normalization tariff, approved by the Kentucky Public Service Commission, only partially mitigates this risk. Under our weather normalization provision in our tariff, we adjust our rates for our residential and small non-residential customers to reflect variations from thirty year average weather for our December through April billing cycles.

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

ACTIONS BY OUR REGULATORS COULD DECREASE FUTURE PROFITABILITY.

We are regulated by the Kentucky Public Service Commission. Our regulated segment generates a significant portion of our operating revenues. We face the risk that the Kentucky Public Service Commission may fail to grant us adequate and timely rate increases, may decrease our rates or may take other actions that would cause a reduction in our income from operations, such as limiting our ability to pass on to our customers our costs of natural gas. Such regulatory actions would decrease our revenues and our profitability. Additionally, our consolidated financial statements reflect the application of regulatory accounting standards by our regulated segment. Our regulated segment has recognized regulatory assets representing costs incurred in prior periods that are probable of recovery from customers in future rates. Disallowance of such costs in future proceedings before the Kentucky Public Service Commission could require us to write-off regulatory assets, which could have a material impact on our income and consolidated financial statements.

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

As part of our risk management strategy, we currently use, and historically have used, forward commodity contracts, which meet the criteria of a derivative. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) adopted a comprehensive framework for the regulation of over-the-counter swaps (“OTC swaps”). The Dodd-Frank Act divides regulatory authority over swap agreements between the SEC and the Commodity Futures Trading Commission (“CFTC”) and requires that most OTC swaps be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. While the SEC and CFTC have adopted numerous regulations relating to OTC swaps, they are still in the process of rulemaking to address all of the requirements regarding OTC swaps under the Dodd-Frank Act. Current and future legal and regulatory requirements, restrictions and regulations imposed under the Dodd-Frank Act could increase the operational and transactional cost of derivatives contracts and could affect the number and/or creditworthiness of available counterparties. Our inability to enter into derivative contracts at favorable terms, or at all, could increase our operating expenses and our ability to hedge our business risks.

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

FUTURE PROFITABILITY OF THE NON-REGULATED SEGMENT IS DEPENDENT ON A FEW INDUSTRIAL AND OTHER LARGE-VOLUME CUSTOMERS.

Our non-regulated customers are primarily industrial and other large-volume customers. Fluctuations in the natural gas requirements of these customers can have a significant impact on the profitability of the non-regulated segment.

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

POOR INVESTMENT PERFORMANCE OF OUR DEFINED BENEFIT RETIREMENT PLAN HOLDINGS AND OTHER FACTORS IMPACTING PENSION COSTS COULD UNFAVORABLY IMPACT OUR LIQUIDITY AND RESULTS OF OPERATIONS.

Our cost of providing a non-contributory defined benefit retirement plan is dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding level of the plan, future government regulation and our required or voluntary contributions made to the plan. Without sustained growth in the pension investments over time to increase the value of the plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund our plan with additional significant amounts of cash. Such cash funding obligations could have a material impact on our financial position, results of operations or cash flows.

WE ARE EXPOSED TO CREDIT RISKS OF CUSTOMERS AND OTHERS WITH WHOM WE DO BUSINESS.

Adverse economic conditions affecting, or financial difficulties of, customers and others with whom we do business could impair the ability of these customers and others to pay for our services or fulfill their contractual obligations or cause them to delay such payments or obligations. We depend on these customers and others to remit payments on a timely basis. Any delay or default in payment could adversely affect our financial position, results of operations or cash flows.

SUBSTANTIAL OPERATIONAL RISKS ARE INVOLVED IN OPERATING A NATURAL GAS DISTRIBUTION, TRANSPORTATION, LIQUIDS EXTRACTION AND STORAGE SYSTEM AND SUCH OPERATIONAL EVENTS COULD REDUCE OUR REVENUES AND INCREASE EXPENSES.

There are substantial risks associated with the operation of a natural gas distribution, transportation, liquids extraction and storage system, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of pipeline and storage facilities below expected levels of capacity and efficiency, loss of gas from storage facilities, measurement issues and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond our control. These risks could result in injury or loss of life, extensive property damage or environmental pollution, which in turn could lead to substantial financial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. Liabilities incurred that are not fully covered by insurance could adversely affect our results of operations and financial condition. Additionally, interruptions to the operation of our natural gas distribution, transmission, liquids extraction or storage system caused by such events could reduce our revenues and increase our expenses.

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

HURRICANES, EXTREME WEATHER, WELL-HEAD OR PIPELINE DISASTERS COULD DISRUPT OUR NATURAL GAS SUPPLY AND INCREASE NATURAL GAS PRICES.

Hurricanes, extreme weather, well-head or pipeline disasters could damage production or transportation facilities, which could result in decreased supplies of natural gas, increased supply costs for us and higher prices for our customers.

OUR BORROWING ARRANGEMENTS INCLUDE VARIOUS FINANCIAL AND NEGATIVE COVENANTS AND A PREPAYMENT PENALTY THAT COULD RESTRICT OUR ACTIVITIES.

Our bank line of credit and Series A Notes contain financial covenants. A default on the performance of any single obligation incurred in connection with our borrowings, or a default on other indebtedness that exceeds $2,500,000, simultaneously creates an event of default with the bank line of credit and the Series A Notes. If we breach any of the financial covenants under these agreements, our debt repayment obligations under the bank line of credit and Series A Notes could be accelerated. For example, if we default we may not be able to refinance, repay all our indebtedness, pay dividends or have sufficient liquidity to meet our operating and capital expenditure requirements, all of which could result in a material adverse effect on our financial position, results of operations or cash flows.

OUR LONG-TERM DEBT ARRANGEMENTS LIMIT THE AMOUNT OF DIVIDENDS WE MAY PAY AND OUR ABILITY TO REPURCHASE OUR STOCK.

Under the terms of our 4.26% Series A Notes, the aggregate amount we may pay in dividends on our common stock and to repurchase our common stock is limited based on our cumulative net income and dividends paid. Consequently, as of June 30, 2015 our Series A Notes permit us to pay up to an additional $23,634,000 in dividends and for the repurchase of our common stock. However, if we fail to generate sufficient net income in the future, our ability to continue to pay our regular quarterly dividend may be impaired and the value of our common stock would likely decline.

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

FAILURE TO ATTRACT AND RETAIN AN APPROPRIATELY QUALIFIED WORKFORCE COULD UNFAVORABLY IMPACT OUR RESULTS OF OPERATIONS.

Certain situations, such as an aging workforce, mismatch of skill sets to complement future needs, or unavailability of a qualified workforce, may lead to increased operational risks and costs. As a result, we may be unable to hire an adequate number of individuals who are knowledgeable about public utilities and the natural gas industry and/or face a lengthy time period associated with skill development and knowledge transfer. Failure to address this risk may result in increased operational and safety risks as well as increased costs. Even if we have reasonable plans in place to address succession planning and workforce training, we cannot control the future availability of qualified labor. If we are unable to successfully attract and retain an appropriately qualified workforce, our financial position or results of operations could be negatively affected.

NEW LAWS OR REGULATIONS COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

Changes in laws and regulations, including new accounting standards and tax laws, could change the way in which we are required to record revenues, expenses, assets and liabilities. Additionally, governing bodies may choose to re-interpret laws and regulations. These changes could have a negative impact on our financial position, results of operations, cash flows or access to capital.

WE MAY FACE CERTAIN REGULATORY AND FINANCIAL RISKS RELATED TO CLIMATE CHANGE LEGISLATION.

Future proposals to limit greenhouse gas emissions, measured in carbon dioxide equivalent units, could adversely affect our operating and service costs and demand for our product. In the past, the United States Congress has considered legislative proposals to limit greenhouse gas emissions and the United States Environmental Protection Agency has adopted regulations to limit carbon emissions. Future legislation and the implementation of existing regulations could increase utility costs and prices charged to utility customers. Unless we are able to timely recover the costs of such impacts from customers through the regulatory process, costs associated with any such regulatory or legislative changes could adversely affect our financial position, results of operations or cash flows.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

We own our corporate headquarters in Winchester, Kentucky. We own eleven buildings used for field operations in the cities we serve.

We own approximately 2,600 miles of natural gas gathering, transmission, distribution and storage lines. These lines range in size up to twelve inches in diameter.

We hold leases for the storage of natural gas under 8,000 acres located in Bell County, Kentucky. We developed this property for the underground storage of natural gas.

We use all the properties described in the three paragraphs immediately above principally in connection with our regulated segment, as further discussed in Item 1. Business.

Through our wholly-owned subsidiary, Enpro, we produce natural gas as part of the non-regulated segment of our business. Enpro owns interests in oil and natural gas leases on 10,300 acres located in Bell, Knox and Whitley Counties. Thirty-five gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 2.3 million Mcf. Also, Enpro owns the natural gas underlying 15,400 additional acres in Bell, Clay and Knox Counties. These properties have been leased to others for further drilling and development and Enpro reserves the option to participate in any wells drilled and also retains certain working and royalty interests in any production from future wells. We have performed no reserve studies on these properties. Enpro produced a total of 94,000 Mcf of natural gas during fiscal 2015 from all the properties described in this paragraph.

Our assets have no significant encumbrances.

Item 3.    Legal Proceedings

We are not currently a party to any legal proceedings that are expected to have a materially adverse impact on our financial position, results of operations or cash flows.

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

Our common stock is listed on NASDAQ and trades under the symbol “DGAS”. There were 1,432 record holders of our common stock as of August 24, 2015. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ stock market and the cash dividends declared per share.

	Range of Stock Prices ($)		Dividends
	High	Low	Per Share ($)

Quarter

Fiscal 2015
First	22.58	19.50	.20
Second	21.54	19.50	.20
Third	21.39	19.10	.20
Fourth	20.84	19.39	.20

Fiscal 2014
First	25.02	18.50	.19
Second	22.90	19.98	.19
Third	22.29	18.44	.19
Fourth	22.13	18.43	.19

The sales prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

Comparison of Five-Year Cumulative Total Shareholder Return

The following graph sets forth a comparison of five year cumulative total shareholder returns (equal to dividends plus stock price appreciation) among our common shares, the Dow Jones Utilities Index and the Russell 3000 Stock Index during the past five fiscal years. Information reflected on the graph assumes an investment of $100 on June 30, 2010 in each of our common shares, the Dow Jones Utilities Index and the Russell 3000 Stock Index. Cumulative total return assumes quarterly reinvestment of dividends. The total shareholder returns shown are not necessarily indicative of future returns.

	2010	2011	2012	2013	2014	2015

Delta	100	115	164	166	178	170

Dow Jones Utilities Index	100	127	147	154	190	188

Russell 3000 Stock Index	100	132	137	167	209	224

Item 6.     Selected Financial Data

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto.

For the Years Ended June 30,	2015	2014	2013	2012	2011

Summary of Operations ($)

Operating revenues	86,188,238	95,845,871	80,664,837	74,078,322	83,040,251

Operating income	12,963,861	15,603,439	13,188,679	13,265,228	14,061,794

Net income (a)	6,496,081	8,275,128	7,200,776	5,783,998	6,364,895

Earnings per common share (a)
Basic and diluted	.92	1.19	1.05	.85	.95

Cash dividends declared per common share	.80	.76	.72	.70	.68

Weighted Average Number of Common Shares
Basic and Diluted	7,002,694	6,918,725	6,843,455	6,777,186	6,707,224
Diluted	7,002,694	6,918,725	6,843,455	6,777,186	6,712,804

Total Assets ($)	187,794,870	186,025,161	183,930,015	182,895,363	174,896,239

Capitalization ($)

Common shareholders' equity	77,221,654	74,728,352	70,005,415	66,220,407	63,767,184

Long-term debt	52,000,000	53,500,000	55,000,000	56,500,000	56,751,006

Total capitalization	129,221,654	128,228,352	125,005,415	122,720,407	120,518,190

Short-Term Debt ($) (b)	1,500,000	1,500,000	1,500,000	1,500,000	1,200,000

Other Items ($)

Capital expenditures	9,010,876	8,077,642	7,179,473	7,337,115	8,123,479

Total property, plant and equipment	236,780,490	229,367,319	223,545,925	217,172,542	211,409,336

(a)	In 2012, $877,000 of interest expense was accrued relating to a tax assessment. In 2013, the assessment was resolved and the previously accrued interest was reversed.

(b)	Includes current portion of long-term debt.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2015 and Future Outlook

Overview

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2015. Our Company has two segments: a regulated segment, and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marketing activities and the sales of natural gas liquids.

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

Our non-regulated segment markets natural gas to large-volume customers. We endeavor to enter sales agreements matching supply with estimated demand while providing an acceptable gross margin. The non-regulated segment produces a portion of its natural gas supply, which is stored and sold when favorable market conditions arise. The non-regulated segment also produces natural gas and sells liquids extracted from natural gas.

Consolidated income per common share of $0.92 for 2015 decreased, as compared to our consolidated income of $1.19 for 2014, due to decreased revenue, net of gas costs from the sale of natural gas and natural gas liquids by our non-regulated segment (as further discussed in Results of Operations).

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large-volume customers and the market prices of natural gas and natural gas liquids, all of which are out of our control. We anticipate our non-regulated segment will continue to contribute to our consolidated net income in fiscal 2016. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated gross margins related to our natural gas marketing activities. However, if natural gas prices decrease, we would expect a decrease in our non-regulated gross margins related to our natural gas marketing activities.

We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amounts of liquids extracted and the prices for any such liquids as determined by a national unregulated market. We experienced a 46% decline this past year in the average sales price of natural gas liquids, which reduced consolidated net income by $0.08 per common share for 2015 as compared to 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal. The largest portion of our sales occurs during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months. Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit. The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2017 and permits borrowings up to $40,000,000. There were no borrowings outstanding on the bank line of credit as of June 30, 2015 or June 30, 2014.

Cash and cash equivalents were $16,924,000 at June 30, 2015 compared with $13,676,000 at June 30, 2014 and $10,360,000 at June 30, 2013. These changes in cash and cash equivalents are summarized in the following table:

$(000)	2015	2014	2013

Provided by operating activities	18,746	17,340	13,557
Used in investing activities	(8,910)	(7,870)	(7,108)
Used in financing activities	(6,588)	(6,155)	(5,829)

Increase in cash and cash equivalents	3,248	3,315	620

In 2015, cash provided by operating activities increased $1,406,000 (8%), as compared to 2014, due to decreased cash paid for income taxes as a result of decreased earnings in the current year, which were partially offset by decreased cash received from the sale of natural gas liquids.

In 2014, cash provided by operating activities increased $3,783,000 (28%), as compared to 2013, due to increased cash received from customers as a result of increased sales, partially offset by increased amounts paid for natural gas.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

In 2015 and 2014 there were no significant changes in cash used in financing activities, as compared to 2014 and 2013, respectively.

Cash Requirements

Our capital expenditures result in a continued need for cash. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2016 to be approximately $7.5 million.

The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2015:

	Payments Due by Fiscal Year
$(000)	2016	2017 - 2018	2019 - 2020	After 2020	Total
Interest payments (a)	2,297	4,299	4,043	18,259	28,898
Long-term debt (b)	1,500	3,000	3,000	46,000	53,500
Pension contributions (c)	500	1,000	1,000	4,500	7,000
Natural gas purchases (d)	440	150	—	—	590
Total contractual obligations (e)	4,737	8,449	8,043	68,759	89,988

(a)
Our long-term debt, notes payable, customers' deposits and unrecognized tax positions all require interest payments. Interest payments are projected based on fiscal 2015 interest payments until the underlying obligation is satisfied. As of June 30, 2015, we have also accrued $5,000 of interest related to uncertain tax positions. These amounts have been excluded from the above table of contractual obligations as the timing of such payments is uncertain.

(b)	See Note 10 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	This represents currently projected contributions to the defined benefit plan through 2029, as recommended by our actuary.

(d)
As of June 30, 2015, our non-regulated segment had forward purchase contracts for natural gas which had minimum purchase obligations that expire in December, 2016. The remainder of our natural gas purchase contracts are either requirements-based contracts, or contracts with a minimum purchase obligation extending for a time period not exceeding one month.

(e)
We have other long-term liabilities which include deferred income taxes ($41,989,000), regulatory liabilities ($1,138,000), asset retirement obligations ($3,796,000) and deferred compensation ($977,000). Based on the nature of these items their expected settlement dates cannot be estimated.

All of our operating leases are year-to-year and cancelable at our option.

See Note 13 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Sufficiency of Future Cash Flows

Our ability to maintain liquidity, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated rates we charge our customers. The Kentucky Public Service Commission sets these rates and we monitor our need to file for rate increases for our regulated segment. Our regulated base rates were most recently adjusted in our 2010 rate case and became effective in October, 2010. We expect that cash provided by operations combined with our bank line of credit will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months.

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

The following table shows the required and actual financial covenants under our Series A Notes as of June 30, 2015:

Requirement		Actual

Tangible net worth	no less than $25,800,000	$76,127,000
Debt to capitalization ratio	no more than 70%	41%
Fixed charge coverage ratio	no less than 1.20x	8.00	x
Dividends paid	no more than $43,090,000	$19,455,000

Our 4.26% Series A Notes restrict us from:

•	with limited exceptions, granting or permitting liens on or security interests in our properties,

•	selling a subsidiary, except in limited circumstances,

•	incurring secured debt, or permitting a subsidiary to incur debt or issue preferred stock to any third party, in an aggregate amount that exceeds 10% of our tangible net worth,

•	changing the general nature of our business,

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

Regulatory Accounting

Our accounting policies reflect the effects of the rate-making process in accordance with regulatory accounting standards. Our regulated segment continues to be cost-of-service rate regulated, and we believe the application of regulatory accounting standards to that segment is appropriate. If, as a result of a change in circumstances, it is determined that the regulated segment no longer meets the criteria to apply regulatory accounting, the regulated segment would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

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

Pension

We have a non-contributory, defined benefit retirement plan covering all eligible employees hired prior to May 9, 2008. The net periodic benefit costs (“pension costs”) for our defined benefit retirement plan as described in Note 6 of the Notes to Consolidated Financial Statements are dependent upon numerous factors resulting from actual plan experience and assumptions concerning future experience. These costs, for example, are impacted by employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plan and earnings on plan assets. Additionally, changes made to the provisions of the plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. For the years ended June 30, 2015, 2014 and 2013, we recorded pension costs for our defined benefit retirement plan of $493,000, $750,000 and $980,000, respectively.

Changes in pension obligations associated with the above factors may not be immediately recognized as pension costs in the Consolidated Statements of Income, but may be deferred and amortized over the average remaining service period of the active plan participants. As of June 30, 2015, $7,391,000 of accumulated net losses have been deferred for amortization as pension costs into future periods.

Our defined benefit retirement plan's assets are principally comprised of equity and fixed income investments. Differences between actual portfolio returns and expected returns result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs in future periods.

In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on the defined benefit retirement plan's assets was 6% for 2015 and was based on our targeted asset allocation assumption for 2015 of approximately 70% equity investments and approximately 30% fixed income investments. Our targeted investment allocation for equity investments includes allocations to domestic, global and real estate markets. For additional diversification, we also invest in absolute return strategy mutual funds, which include both equity and fixed income securities. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

The funded status of our plan reflects investment gains or losses in the year in which they occur based on the market value of assets at the measurement date.

Based on an assumed long-term rate of return of 5.5%, discount rate of 4.25%, and various other assumptions, we estimate that our pension costs associated with our defined benefit retirement plan will increase from $493,000 in 2015 to $812,000 in 2016. Modifying the expected long-term rate of return on our pension plan assets by .25% would change pension costs for 2016 by approximately $74,000. Increasing the discount rate assumption by .25% would decrease pension costs by approximately $107,000. Decreasing the discount rate assumption by .25% would increase pension costs by approximately $113,000.

Unbilled Revenues and Gas Costs

At each month-end, we estimate the volumes of natural gas that have been used from the date the customer's meter was last read to month-end. This estimate of unbilled usage is based on projected base load usage for each day unbilled plus projected weather-sensitive usage for each degree day during the unbilled period. Unbilled revenues and natural gas costs are calculated from the estimate of unbilled usage multiplied by the rates in effect at month-end. Actual usage patterns may vary from these assumptions and may impact operating income.

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

These forward-looking statements include, but are not limited to, statements about:

·	operational plans,
·	the cost and availability of our natural gas supplies,
·	capital expenditures,
·	sources and availability of funding for our operations and expansion,
·	anticipated growth and growth opportunities through system expansion and acquisition,
·	competitive conditions that we face,
·	production, storage, gathering, transportation, marketing and natural gas liquids activities,
·	acquisition of service franchises from local governments,
·	retirement plan costs and management,
·	contractual obligations and cash requirements,
·	management of our natural gas supply and risks due to potential fluctuation in the price of natural gas and natural gas liquids,
·	revenues, income, margins and profitability,
·	efforts to purchase and transport locally produced natural gas,
·	recovery of regulatory assets,
·	litigation and other contingencies,
·	regulatory and legislative matters, and
·	dividends.

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

Results of Operations

Gross Margins

Our operating revenues are derived primarily from the sale and delivery of natural gas, the sale of natural gas liquids and the provision of natural gas transportation services. Our operating revenues are significantly impacted by the prices we pay for natural gas. Therefore, we view gross margins as an important performance measure of the core profitability of our operations and believe investors benefit from having access to the same financial measures that our management uses. We define “gross margins” as natural gas sales less the corresponding purchased natural gas expenses, plus transportation, natural gas liquids and other revenues. Gross margin can be derived directly from our Consolidated Statements of Income included in Item 8. Financial Statements and Supplemental Data, as follows:

($000)	2015	2014	2013

Operating revenues	86,188	95,846	80,665
Regulated purchased natural gas	(22,729)	(27,215)	(17,825)
Non-regulated purchased natural gas	(26,713)	(29,059)	(26,011)

Consolidated gross margins	36,746	39,572	36,829

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

($000)	2015 compared to 2014	2014 compared to 2013

Increase (decrease) in gross margins
Regulated segment
Natural gas sales	(228)	950
Natural gas transportation	203	126
Other	(34)	57
Intersegment elimination (a)	172	104

Total	113	1,237

Non-regulated segment
Natural gas sales	(1,601)	1,053
Natural gas liquids	(1,111)	529
Other	(55)	28
Intersegment elimination (a)	(172)	(104)

Total	(2,939)	1,506

Increase (decrease) in consolidated gross margins	(2,826)	2,743

Percentage increase (decrease) in volumes
Regulated segment
Natural gas sales (Mcf)	(3)	10
Natural gas transportation (Mcf)	3	(3)

Non-regulated segment
Natural gas sales (Mcf)	2	(5)
Natural gas liquids (gallons)	(1)	39

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Heating degree days were 110% of the normal thirty year average temperatures for fiscal 2015, as compared with 107% and 104% of normal temperatures for 2014 and 2013, respectively. A heating degree day is each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Normal temperatures are based on historical thirty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

In 2015, consolidated gross margins decreased $2,826,000 (7%), as compared to 2014, due to decreased non-regulated margins on natural gas sales and decreased sales prices of natural gas liquids. Gross margins on non-regulated natural gas sales decreased due to the prior year sale of our non-regulated segment's production inventory and decreased sales prices, partially offset by an increase in volumes sold. During 2015, we experienced a 46% decline in the average sales price of natural gas liquids. We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amounts of liquids extracted and the prices for any such liquids as determined by a national unregulated market.

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

Operating Expenses

In 2015 and 2014, there were no significant changes in operation and maintenance, as compared to 2014 and 2013, respectively.

In 2015 and 2014, there were no significant changes in depreciation and amortization, as compared to 2014 and 2013, respectively.

In 2015, taxes other than income taxes increased $472,000 (20%) primarily due to an increase in property taxes resulting from an increase in the assessed value of our property.

In 2014, there were no significant changes in taxes other than income taxes, as compared to 2013.

Other Income and Deductions, Net

In 2015, other income and deductions, net decreased $176,000 (88%) due to a decrease in the earnings from the supplemental retirement trust and a decrease in interest received on the cash surrender value of our life insurance policies. The decrease in the earnings from the supplemental retirement trust was offset by a decrease in operating expense resulting from a corresponding change in the liability of the trust.

In 2014, there were no significant changes in other income and deductions, net, as compared to 2013.

Interest Charges

In 2015 and 2014, there were no significant changes in interest on long-term debt and amortization of debt expense, as compared to 2014 and 2013, respectively.

In 2015, there were no significant changes in other interest (income) expense, as compared to 2014.

In 2014, other interest (income) expense increased $874,000 (106%), as compared to 2013 due to a decrease in interest accrued in the prior year relating to a resolution of a tax assessment.

Income Tax Expense

In 2015, income tax expense decreased $967,000 (20%) due to a decrease in net income before income taxes. There were no significant changes in our effective tax rate for 2015, as compared to 2014.

In 2014, income tax expense increased $590,000 (14%) due to an increase in net income before income taxes. There were no significant changes in our effective tax rate for 2014, as compared to 2013.

Basic and Diluted Earnings Per Common Share

For 2015 and 2014, our basic and diluted earnings per common share changed, as compared to 2014 and 2013, respectively, as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings per share is set forth in Note 11 of the Notes to Consolidated Financial Statements.

Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 16 of the Notes to Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end. The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. There were no unvested non-participating shares outstanding as of June 30, 2015 and 2014.

Certain unvested awards under our incentive compensation plan, as further discussed in Note 16 of the Notes to Consolidated Financial Statements, provide the recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method, as further discussed in Note 11 of the Notes to Consolidated Financial Statements. There were 65,000 and 74,000 unvested participating shares outstanding as of June 30, 2015 and 2014, respectively.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We purchase our natural gas supply primarily through a combination of requirements contracts with no minimum purchase obligations, monthly spot purchase contracts and forward purchase contracts. The price we pay for natural gas acquired under forward purchase contracts is fixed prior to the delivery of the natural gas. Additionally, we inject some of our natural gas purchases into our underground natural gas storage facility in the non-heating months and withdraw this natural gas from storage for delivery to customers during the heating months.  For our regulated segment, we utilize requirements contracts, spot purchase contracts and our underground storage to meet our regulated customers' natural gas requirements, all of which have minimal price risk because we are permitted to pass these natural gas costs on to our regulated customers through our natural gas cost recovery tariff.

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

None of our natural gas contracts are accounted for using the fair value method of accounting. While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of June 30, 2015, we had forward purchase contracts totaling $590,000 that expire in December, 2016, which are at a fixed price and not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of June 30, 2015 or June 30, 2014.  As of June 30, 2015 and June 30, 2014, the weighted average interest rate on our bank line of credit was 1.4% and 1.3%, respectively.  During 2015 and 2014, we borrowed and repaid $126,000 and $691,000, respectively, from the bank line of credit, having a weighted average interest rate of 1.3% and 1.4%, respectively. A one percent (one hundred basis point) increase in our average interest rate would not have had a significant impact on our annual pre-tax net income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. That report immediately follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Delta Natural Gas Company, Inc.
Winchester, Kentucky:

We have audited the internal control over financial reporting of Delta Natural Gas Company, Inc. and subsidiaries (the "Company") as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2015 of the Company and our report dated August 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
August 25, 2015

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

The other information required by this Item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings”, “Executive Officers”, “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2015. We incorporate that information in this document by reference.

Item 11.   Executive Compensation

Information in response to this item is contained under the captions “Director Compensation”, “Corporate Governance and Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Risks”, “Corporate Governance and Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Retirement Benefits”, “Potential Payments Upon Termination Or Change in Control” and “Termination Table” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2015. We incorporate that information in this document by reference.

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

The following table sets forth certain information with respect to our equity compensation plan at June 30, 2015:

Column A	Column B	Column C

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

—	—	745,430

The other information required by this Item is contained under the captions “Security Ownership of Certain Beneficial Owners” and "Security Ownership of Management" in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2015. We incorporate that information in this document by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2015. We incorporate that information in this document by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is contained under the caption “Audit Committee Report” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2015. We incorporate that information in this document by reference.

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

3.2	Registrant's Amended and Restated By-Laws (dated August 14, 2015) are incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K (File No. 000-8788) dated August 17, 2015.
4
Note Purchase and Private Shelf Agreement dated December 8, 2011 in respect of 4.26% Senior Notes, Series A, due December 20, 2031 is incorporated herein by reference to Exhibit 10.01 to Registrant's Form 8-K (File No. 000-08788) dated December 13, 2011.

10.01
Natural Gas Sales Agreement, dated May 1, 2000 by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(c) to Registrant's Form S-2/A (Reg. No. 333-100852) dated December 13, 2002.

10.02
Base Contract for Short-Term Sale and Purchase of Natural Gas, dated January 1, 2002, by and between M & B Gas Services, Inc. and Registrant is incorporated herein by reference to Exhibit 10(n) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.03
Natural Gas Sales Agreement, dated May 1, 2003, by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(d) to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2003.

10.04
Base contract for the Sale and Purchase of Natural Gas, dated May 1, 2005 and Exhibit A, dated May 1, 2010 by and between Atmos Energy Marketing, LLC and Registrant are incorporated herein by reference to Exhibit 10.04 to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2012.

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

10.07
Agreement to transport natural gas between Nami Resources Company L.L.C. and Registrant, dated March 10, 2005 is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated March 23, 2005.

10.08
Amendment, dated July 22, 2010, of agreement to transport natural gas between Nami Resources Company, L.L.C. and Registrant is incorporated herein by reference to Exhibit 10(f) to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2010.

10.09
GTS Service Agreements, dated November 1, 1993 (Service Agreement Nos. 37,813, 37,814 and 37,815) and Appendix A to respective Service Agreements, effective November, 2010, by and between Columbia Gas Transmission Corporation and Registrant are incorporated herein by reference to Exhibit 10(h) to Registrants' Form 10-K (File No. 000-08788) for the period ended June 30, 2010.

10.10
FTS1 Service Agreements, dated October 4, 1994, (Service Agreement Nos. 43,827, 43,828 and 43,829) and Appendix A to respective Service Agreements, effective November, 2010, by and between Columbia Gulf Transmission Corporation and Registrant are incorporated herein by reference to Exhibit 10(h) to Registrants' Form 10-K (File No. 000-08788) for the period ended June 30, 2010.

10.11
Underground Natural Gas Storage Lease and Agreement, dated March 9, 1994, by and between Equitable Resources Exploration, a division of Equitable Resources Energy Company, and Lonnie D. Ferrin and Amendment No. 1 and Novation to Underground Natural Gas Storage Lease and Agreement, dated March 22, 1995, by and between Equitable Resources Exploration, Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(m) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.12
Oil and Natural Gas Lease, dated July 19, 1995, by and between Meredith J. Evans and Helen Evans and Paddock Oil and Gas, Inc.; Assignment, dated June 15, 1995, by Paddock Oil and Gas, Inc., as assignor, to Lonnie D. Ferrin, as assignee; Assignment, dated August 31, 1995, by Paddock Oil and Gas, Inc., as assignor, to Lonnie D. Ferrin, as assignee; and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(o) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.13
Natural Gas Storage Lease, dated October 4, 1995, by and between Judy L. Fuson, Guardian of Jamie Nicole Fuson, a minor, and Lonnie D. Ferrin and Assignment and Assumption Agreement, dated November 10, 1995, by and between Lonnie D. Ferrin and Registrant is incorporated herein by reference to Exhibit 10(j) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.14
Natural Gas Storage Lease, dated November 6, 1995, by and between Thomas J. Carnes, individually and as Attorney-in-fact and Trustee for the individuals named therein, and Registrant is incorporated herein by reference to Exhibit 10(k) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

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

10.17
Promissory Note, in the original principal amount of $40,000,000, made by Registrant to the order of Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2002.

10.18
Modification Agreement extending to October 31, 2004 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2003.

10.19
Modification Agreement extending to October 31, 2005 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2004.

10.20
Modification Agreement extending to October 31, 2007 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated August 19, 2005.

10.21
Modification Agreement extending to October 31, 2009 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2007.

10.22
Modification Agreement extending to June 30, 2011 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2009.

10.23
Modification Agreement extending to June 30, 2013 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2011.

10.24
Modification Agreement extending to June 30, 2015 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2013.

10.25
Modification Agreement extending to June 30, 2017 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2015.

10.26
Employment agreement dated March 1, 2000, between Glenn R. Jennings, Registrant's Chairman of the Board, President and Chief Executive Officer, and Registrant is incorporated herein by reference to Exhibit (k) to Registrant's Form 10-Q (File No. 000-08788) dated March 31, 2000.

10.27
Officer agreements dated March 1, 2000, between two officers, those being John B. Brown and Johnny L. Caudill, and Registrant are incorporated herein by reference to Exhibit 10(k) to Registrant's Form 10‑Q (File No. 000-08788) for the period ended March 31, 2000.

10.28
Officer agreement dated November 20, 2008, between Brian S. Ramsey and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 21, 2008.

10.29
Officer agreement dated November 19, 2010, between Matthew D. Wesolosky and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 24, 2010.

10.30
Supplemental retirement benefit agreement and trust agreement between Glenn R. Jennings and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated February 25, 2005.

10.31
Registrant's Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated November 17, 2005 is incorporated herein by reference to Exhibit 99(b) to Registrant's S-3D (Reg. No. 333-130301) dated December 14, 2005 and Post-Effective Amendment No. 1 to Registrant's S-3 (Reg. No. 333-130301) dated August 29, 2012.

10.32	Registrant's Incentive Compensation Plan, dated January 1, 2008 is incorporated herein by reference to Exhibit 4.1 to Registrant's S-8 (Reg. No. 333-165210) dated March 4, 2010.
10.33
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky and Registrant are incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, of Registrant's Form 8-K (File No. 000-08788) dated August 21, 2012.

10.34
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky and Registrant are incorporated herein by reference to Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, of Registrant's Form 8-K (File No. 000-08788) dated August 21, 2013.

10.35	Form of Notice of Performance Shares Award is incorporated herein by reference to Exhibit 10.35 to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2014.
12	Computation of the Consolidated Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL):
(i) Document and Entity Information;
(ii) Consolidated Statements of Income for the years ended June 30, 2015, 2014 and 2013;
(iii) Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013;
(iv) Consolidated Balance Sheets as of June 30, 2015 and 2014;
(v) Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2015, 2014 and 2013;
(vi) Notes to Consolidated Financial Statements;
(vii) Schedule II – Valuation and Qualifying Accounts for the years ended June 30, 2015, 2014 and 2013.

Pursuant to Rule 402 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospects for purposes of Section 11 of the Securities Act of 1933 or Section 12 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.  We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2015.

DELTA NATURAL GAS COMPANY, INC.

By: /s/Glenn R. Jennings
Glenn R. Jennings
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:

/s/Glenn R. Jennings	Chairman of the Board, President	August 25, 2015
(Glenn R. Jennings)	and Chief Executive Officer

(ii) Principal Financial Officer:

/s/John B. Brown	Chief Financial Officer,	August 25, 2015
(John B. Brown)	Treasurer and Secretary

(iii) Principal Accounting Officer:

/s/Matthew D. Wesolosky	Vice President - Controller	August 25, 2015
(Matthew D. Wesolosky)

(iv) A Majority of the Board of Directors:

/s/Glenn R. Jennings	Chairman of the Board, President	August 25, 2015
(Glenn R. Jennings)	and Chief Executive Officer

/s/Jacob P. Cline, III	Director	August 25, 2015
(Jacob P. Cline, III)

/s/Sandra C. Gray	Director	August 25, 2015
(Sandra C. Gray)

/s/Edward J. Holmes	Director	August 25, 2015
(Edward J. Holmes)

/s/Michael J. Kistner	Director	August 25, 2015
(Michael J. Kistner)

/s/Fred N. Parker	Director	August 25, 2015
(Fred N. Parker)

/s/Arthur E. Walker, Jr.	Director	August 25, 2015
(Arthur E. Walker, Jr.)

/s/Michael R. Whitley	Director	August 25, 2015
(Michael R. Whitley)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Delta Natural Gas Company, Inc.
Winchester, Kentucky:

We have audited the accompanying consolidated balance sheets of Delta Natural Gas Company, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Indianapolis, Indiana
August 25, 2015

Delta Natural Gas Company, Inc.

Consolidated Statements of Income

For the Year Ended June 30,	2015	2014	2013

Operating Revenues
Regulated revenues	$52,681,120	$57,054,180	$46,427,203
Non-regulated revenues	33,507,118	38,791,691	34,237,634
Total operating revenues	$86,188,238	$95,845,871	$80,664,837

Operating Expenses
Regulated purchased natural gas	$22,728,766	$27,215,425	$17,825,487
Non-regulated purchased natural gas	26,713,424	29,059,426	26,011,164
Operation and maintenance	14,608,835	15,495,537	15,208,162
Depreciation and amortization	6,377,743	6,147,618	6,092,651
Taxes other than income taxes	2,795,609	2,324,426	2,338,694
Total operating expenses	$73,224,377	$80,242,432	$67,476,158

Operating Income	$12,963,861	$15,603,439	$13,188,679

Other Income and Deductions, Net	$25,097	$201,462	$150,816

Interest Charges
Interest on long-term debt	$2,309,124	$2,373,024	$2,438,325
Other interest (income) expense	51,538	51,563	(822,190)
Amortization of debt expense	240,000	246,600	253,800
Total interest charges	$2,600,662	$2,671,187	$1,869,935

Net Income Before Income Taxes	$10,388,296	$13,133,714	$11,469,560

Income Tax Expense	3,892,215	4,858,586	4,268,784

Net Income	$6,496,081	$8,275,128	$7,200,776

Earnings Per Common Share (Note 11)
Basic and Diluted	$.92	$1.19	$1.05

Dividends Declared Per Common Share	$.80	$.76	$.72

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows

For the Year Ended June 30,	2015	2014	2013

Cash Flows From Operating Activities
Net income	$6,496,081	$8,275,128	$7,200,776

Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	6,617,743	6,420,525	6,428,051
Deferred income taxes and investment
tax credits	1,449,471	(515,492)	1,959,741
Change in cash surrender value of officer's
life insurance	(19,036)	(67,722)	(27,300)
Share-based compensation	1,095,051	1,111,966	921,709
Excess tax deficiency from share-based compensation	(9,574)	(8,967)	(8,946)

(Increase) decrease in assets
Accounts receivable	871,270	2,216,925	(841,574)
Natural gas in storage	2,491,337	(1,644,186)	1,451,494
Deferred natural gas cost	724,923	3,197,921	(536,552)
Materials and supplies	(12,578)	(288,597)	9,256
Prepayments	(363,263)	(1,253,798)	893,490
Other assets	225,771	11,556	(177,919)

Increase (decrease) in liabilities
Accounts payable	(1,135,821)	169,226	2,725,470
Accrued taxes	(80,925)	83,528	(2,757,561)
Asset retirement obligations	375,073	(553,612)	(493,946)
Other liabilities	20,658	185,805	(3,189,770)

Net cash provided by operating activities	$18,746,181	$17,340,206	$13,556,419

Cash Flows From Investing Activities
Capital expenditures	$(9,010,876)	$(8,077,642)	$(7,179,473)
Proceeds from sale of property, plant and equipment	161,311	268,082	131,545
Other	(60,000)	(60,000)	(60,000)

Net cash used in investing activities	$(8,909,565)	$(7,869,560)	$(7,107,928)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows (continued)

For the Year Ended June 30,	2015	2014	2013

Cash Flows From Financing Activities
Dividends on common shares	$(5,639,791)	$(5,289,911)	$(4,951,002)
Issuance of common shares	532,712	595,249	587,359
Excess tax benefit from share-based compensation	18,823	39,472	35,112
Repayment of long-term debt	(1,500,000)	(1,500,000)	(1,500,000)
Borrowings on bank line of credit	126,430	691,157	—
Repayment of bank line of credit	(126,430)	(691,157)	—

Net cash used in financing activities	$(6,588,256)	$(6,155,190)	$(5,828,531)

Net Increase in Cash and Cash Equivalents	$3,248,360	$3,315,456	$619,960

Cash and Cash Equivalents, Beginning of Year	13,675,918	10,360,462	9,740,502

Cash and Cash Equivalents, End of Year	$16,924,278	$13,675,918	$10,360,462

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
Interest	$2,369,078	$2,436,435	$2,509,962
Income taxes (net of refunds)	$3,312,944	$5,819,956	$1,573,321

Significant non-cash transactions
Accrued capital expenditures	$207,169	$328,638	$301,679

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 Delta Natural Gas Company, Inc.

Consolidated Balance Sheets

As of June 30,	2015	2014

Assets

Current Assets
Cash and cash equivalents	$16,924,278	$13,675,918
Accounts receivable, less accumulated allowances for doubtful	5,760,550	6,681,964
accounts of $258,000 and $360,000 in 2015 and 2014,
respectively
Natural gas in storage, at average cost (Note 1)	4,634,162	7,125,499
Deferred natural gas costs (Notes 1 and 14)	—	724,923
Materials and supplies, at average cost	543,563	574,699
Prepayments	3,347,187	3,491,257

Total current assets	$31,209,740	$32,274,260

Property, Plant and Equipment	$236,780,490	$229,367,319
Less - Accumulated provision for depreciation	(98,741,351)	(93,551,799)

Net property, plant and equipment	$138,039,139	$135,815,520

Other Assets
Cash surrender value of life insurance
(face amount of $951,000 and $948,000 in 2015 and 2014, respectively)	$421,183	$402,147
Prepaid pension (Note 6)	2,145,969	3,291,974
Regulatory assets (Note 1)	14,917,823	13,198,199
Unamortized debt expense (Notes 1 and 10)	83,704	90,304
Other non-current assets	977,312	952,757

Total other assets	$18,545,991	$17,935,381

Total assets	$187,794,870	$186,025,161

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets (continued)

As of June 30,	2015	2014

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$5,426,395	$6,706,021
Current portion of long-term debt (Note 10)	1,500,000	1,500,000
Accrued taxes	1,472,401	1,553,670
Customers' deposits	600,788	593,010
Accrued interest on debt	112,296	120,712
Accrued vacation	749,031	752,905
Deferred income taxes	140,929	39,718
Regulatory liability - refundable natural gas costs (Note 1)	756	—
Other liabilities	610,238	591,606

Total current liabilities	$10,612,834	$11,857,642

Long-Term Debt (Note 10)	$52,000,000	$53,500,000

Long-Term Liabilities
Deferred income taxes	$41,989,138	$40,537,879
Investment tax credits	10,800	24,600
Regulatory liabilities (Note 1)	1,137,758	1,165,260
Asset retirement obligations (Note 4)	3,795,590	3,260,721
Other long-term liabilities	1,027,096	950,707

Total long-term liabilities	$47,960,382	$45,939,167

Commitments and Contingencies (Note 13)

Total liabilities	$110,573,216	$111,296,809

Shareholders' Equity
Common shares ($1.00 par value), 20,000,000 shares authorized; 7,026,500 and 6,942,758 shares outstanding at June 30, 2015 and June 30, 2014, respectively	$7,026,500	$6,942,758
Premium on common shares	48,735,608	47,182,338
Retained earnings	21,459,546	20,603,256

Total shareholders' equity	$77,221,654	$74,728,352

Total liabilities and shareholders' equity	$187,794,870	$186,025,161

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Year Ended June 30, 2015
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,942,758	$47,182,338	$20,603,256	$74,728,352
Net income	—	—	6,496,081	6,496,081
Issuance of common shares	26,412	506,300	—	532,712
Issuance of common shares under the
incentive compensation plan	57,330	385,251	—	442,581
Share-based compensation expense	—	652,470	—	652,470
Tax benefit from share-based compensation	—	9,249	—	9,249
Dividends on common shares	—	—	(5,639,791)	(5,639,791)

Balance, end of year	$7,026,500	$48,735,608	$21,459,546	$77,221,654

	Year Ended June 30, 2014
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,864,253	$45,523,123	$17,618,039	$70,005,415
Net income	—	—	8,275,128	8,275,128
Issuance of common shares	28,809	566,440	—	595,249
Issuance of common shares under the
incentive compensation plan	49,696	299,930	—	349,626
Share-based compensation expense	—	762,340	—	762,340
Tax benefit from share-based compensation	—	30,505	—	30,505
Dividends on common shares	—	—	(5,289,911)	(5,289,911)

Balance, end of year	$6,942,758	$47,182,338	$20,603,256	$74,728,352

	Year Ended June 30, 2013
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,803,941	$44,048,201	$15,368,265	$66,220,407
Net income	—	—	7,200,776	7,200,776
Issuance of common shares	28,436	558,923	—	587,359
Issuance of common shares under the
incentive compensation plan	31,876	232,226	—	264,102
Share-based compensation expense	—	657,607	—	657,607
Tax benefit from share-based compensation	—	26,166	—	26,166
Dividends on common shares	—	—	(4,951,002)	(4,951,002)

Balance, end of year	$6,864,253	$45,523,123	$17,618,039	$70,005,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

Delta Natural Gas Company, Inc. (“Delta” or “the Company”) distributes or transports natural gas to approximately 36,000 customers. Our distribution and transportation systems are located in central and southeastern Kentucky and we own and operate an underground storage field in southeastern Kentucky. We transport natural gas to our industrial customers who purchase their gas in the open market. We also transport natural gas on behalf of local producers and customers not on our distribution system and extract liquids from natural gas in our storage field and our pipeline systems that are sold at market prices. We have three wholly-owned subsidiaries. Delta Resources, Inc. buys natural gas and resells it to industrial or other large use customers on Delta's system. Delgasco, Inc. buys natural gas and resells it to Delta Resources, Inc. and to customers not on Delta's system. Enpro, Inc. owns and operates natural gas production properties and undeveloped acreage. All subsidiaries of Delta are included in the consolidated financial statements. Intercompany balances and transactions have been eliminated.

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

Property, plant and equipment is comprised of the following major classes of assets:

($000)	2015	2014

Regulated segment
Distribution, transmission and storage	210,659	203,969
General, miscellaneous and intangibles	22,785	22,421
Construction work in progress	739	381
Total regulated segment	234,183	226,771

Non-regulated segment	2,597	2,596
Total property, plant and equipment	236,780	229,367

All expenditures for maintenance and repairs of units of property are charged to the appropriate maintenance expense accounts in the month incurred.

    We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.8%, 2.8% and 2.9% of average depreciable plant for 2015, 2014 and 2013, respectively.

As approved by the Kentucky Public Service Commission, we accrue asset removal costs for certain types of property through depreciation expense with a corresponding increase to regulatory liabilities on the Consolidated Balance Sheet. When this depreciable utility plant and equipment is retired any related removal costs incurred are charged against the regulatory liability.

Our pipe replacement program tariff allows us to adjust our regulated rates annually to earn a return on capital incurred subsequent to our last rate case which are associated with the replacement of pipe and related facilities. The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. In the opinion of management, our long-lived assets are appropriately valued in the accompanying consolidated financial statements. There were no impairments of long-lived assets during 2015, 2014 or 2013.

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

Regulated Revenues

We bill our regulated sales of natural gas at tariff rates, as approved by the Kentucky Public Service Commission. Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers, but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in accounts receivable and unbilled natural gas costs are included in deferred natural gas costs on the accompanying Consolidated Balance Sheets and include the following:

(000)	2015	2014

Unbilled revenues ($)	1,674	1,788
Unbilled gas costs ($)	462	622
Unbilled volumes (Mcf)	69	63

We record on-system transportation services in the period in which we transport natural gas to the end-use customer within our system. On-system transportation customers receive their natural gas supply from third party-shippers delivering natural gas into Delta’s system. We bill on-system transportation services at transportation rates, as approved by the Kentucky Public Service Commission, which include both fixed monthly charges and volumetric rates. Delta Resources utilizes Delta’s on-system transportation service and revenue from Delta Resources is at tariff rates and eliminated upon consolidation.

We record off-system transportation services in the period in which we transport natural gas to an interstate pipeline on behalf of third-party shippers delivering natural gas into Delta’s system. We bill off-system transportation services at tariff rates, as approved by the Kentucky Public Service Commission, which are volumetric rates. Delgasco utilizes Delta‘s off-system transportation service and revenue from Delgasco is at tariff rates and eliminated upon consolidation.

The daily volumes of natural gas delivered from third-party shippers supplying our transportation customers rarely equal the daily volumes billed to our customers, resulting in periodic transportation imbalances. These imbalances are short-term in duration, and Delta monitors the activity and regularly notifies the shippers when they have an imbalance. Transportation imbalances in turn create imbalances of the natural gas supply on Delta’s system, thus requiring Delta to purchase either more or less volumes of natural gas to meet our customers’ natural gas requirements and are included on the Consolidated Balance Sheets in either accounts payable or prepayments, respectively. Consistent with the regulatory treatment for our natural gas cost recovery tariff (as further discussed in Note 14 of the Notes to Consolidated Financial Statements), imbalances do not impact our results of operations, as the net impact of the imbalances offset against the regulatory asset/liability related to our natural gas cost recovery tariff.

Non-Regulated Revenues

Delta Resources enters into contracts whereby it is obligated to supply one-hundred percent of its customers’ natural gas requirements at either fixed or index-based rates. Delta Resources recognizes revenue in the period in which actual metered volumes are delivered to the customer. Delta Resources utilizes Delta’s on-system transportation service and transportation expenses paid by Delta Resources to Delta are at tariff rates and are eliminated upon consolidation.

Delgasco enters into contracts to deliver fixed quantities of natural gas to its customers at either fixed or index-based rates. Delgasco recognizes revenue based upon the period in which the customer takes possession of the natural gas. Delgasco utilizes Delta’s off-system transportation service and transportation expenses paid by Delgasco to Delta are at tariff rates and are eliminated upon consolidation.

Enpro produces natural gas which supplies a portion of Delgasco’s natural gas requirements and recognizes the sale of natural gas in the period in which Delgasco takes possession of the natural gas. Revenues and related natural gas costs between Enpro and Delgasco are both within the non-regulated segment and are eliminated upon consolidation.

We recognize revenue from natural gas liquids in the period in which the customer takes possession of the natural gas liquids. Factors that affect revenue from the sale of natural gas liquids include both the hydrocarbon content of the liquids and the market price for natural gas liquids.

Regulated Purchased Natural Gas Expense

Our regulated natural gas rates include a natural gas cost recovery tariff approved by the Kentucky Public Service Commission which provides for a dollar-tracker that matches revenues and natural gas costs and provides eventual dollar-for-dollar recovery of all natural gas costs incurred by the regulated segment and recovery of the uncollectible natural gas cost portion of bad debt expense. We expense natural gas costs based on the amount of natural gas costs recovered through revenue. Any differences between actual natural gas costs and those natural gas costs billed are deferred and reflected in the computation of future billings to customers using the natural gas cost recovery mechanism.

Excise Taxes

Delta collects certain excise taxes levied by state or local governments from our customers. These taxes are accounted for on a net basis and therefore are not included as revenues in the accompanying Consolidated Statements of Income.

Accounts Receivable / Allowance for Doubtful Accounts

We record an allowance for doubtful accounts to reflect the expected net realizable value of accounts receivable. Accounts receivable are charged off when deemed to be uncollectible or when turned over to a collection agency to pursue.

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

($000)	2015	2014

Regulatory assets
Current assets
Deferred natural gas costs	—	725

Other assets
Conservation/efficiency program expenses	173	164
Loss on extinguishment of debt	2,916	3,149
Asset retirement obligations	4,668	4,377
Accrued pension	7,161	5,508
Total other assets	14,918	13,198
Total regulatory assets	14,918	13,923

Regulatory liabilities
Current liabilities
Refundable natural gas costs	1	—

Long-term liabilities
Accrued cost of removal on long-lived assets	417	355
Regulatory liability for deferred income taxes	721	810
Total long-term liabilities	1,138	1,165
Total regulatory liabilities	1,139	1,165

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

(2) New Accounting Pronouncements

In September, 2013, the Internal Revenue Service ("IRS") issued final regulations regarding the tax treatment of amounts paid to acquire, produce or improve tangible property, which update temporary regulations issued by the IRS in December, 2011. In 2014, the IRS stated its intent to issue further guidance for specific industry sectors, including natural gas. The final regulations are effective for our tax year beginning July 1, 2014; however, we do not expect compliance with the final regulations and industry specific guidance to have a material impact on our results of operations, financial position or cash flows.

In May, 2014, the Financial Accounting Standards Board issued guidance revising the principles and standards for revenue recognition. The guidance creates a framework for recognizing revenue to improve comparability of revenue recognition practices across entities and industries. The guidance is effective for our quarterly report ending September 30, 2018 and we are evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our results of operations, financial position or cash flows.

In June, 2014, the Financial Accounting Standards Board issued guidance on share-based payments where performance targets can be achieved subsequent to the requisite service period. The guidance, effective for our quarter ending September 30, 2016, is not expected to have a material impact on our results of operations, financial position or cash flows.

In April, 2015, the Financial Accounting Standards Board issued guidance on the presentation of debt issuance costs which requires the debt issuance cost to be recognized as a direct deduction from the carrying amount of the debt liability. The guidance, effective for our quarter ending September, 2016, is not expected to have a material impact on our results of operations, financial position or cash flows.

In May, 2015, the Financial Accounting Standards Board issued guidance simplifying the disclosure of certain investments measured using the net asset value per share of the investment. The guidance no longer requires such investments to be categorized within the fair value hierarchy. The guidance, effective for quarter ending September, 2016, is not expected to have a material impact on our results of operations, financial position or cash flows.

In July, 2015, the Financial Accounting Standards Board issued guidance simplifying the measurement of inventory. The guidance requires inventory to be measured at the lower of cost and net realizable value. The guideline, effective for our quarter ending September, 2017, is not expected to have a material impact on our results of operations, financial position or cash flows.

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

($000)	2015	2014

Money market	27	44
U.S. equity securities	395	379
Foreign equity funds	185	167
U.S. fixed income funds	177	121
Foreign fixed income funds	57	53
Absolute return strategy mutual funds	136	143
Total trust assets	977	907

The carrying amounts of our other financial instruments including cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value. The fair value of the assets in our defined benefit retirement plan are disclosed in Note 6 of the Notes to Consolidated Financial Statements.

Our Series A Notes, presented as current portion of long-term debt, as well as current portion of long-term debt on the Consolidated Balance Sheets, are stated at historical cost. The fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate. The credit adjusted risk-free rate for our 4.26% Series A Notes is the estimated cost to borrow a debt instrument with the same terms from a private lender at the measurement date. The fair value of our long-term debt is categorized as Level 3 in the fair value hierarchy.

	2015		2014
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	53,500	52,935	55,000	55,576

(4) Asset Retirement Obligations

Legal obligations

As of June 30, 2015 and 2014, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain natural gas wells, storage tanks, mains and services. For asset retirement obligations related to regulated assets, accretion of the liability and depreciation of the asset retirement costs are recorded as regulatory assets, pursuant to regulatory accounting standards, as we recover the cost of removing our regulated assets through our depreciation rates.

The following is a summary of our asset retirement obligations as shown as asset retirement obligations on the accompanying Consolidated Balance Sheets:

($000)	2015	2014

Balance, beginning of year	3,261	3,547
Liabilities incurred	21	138
Liabilities settled	(232)	(567)
Accretion	246	258
Revisions in estimated cash flows	500	(115)
Balance, end of year	3,796	3,261

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

Non-legal obligations

In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense to the extent recovery of such costs is granted by the Kentucky Public Service Commission even though such costs do not represent legal obligations. In accordance with regulatory accounting standards, $417,000 and $355,000 of such accrued cost of removal was recorded as a regulatory liability on the accompanying Consolidated Balance Sheets as of June 30, 2015 and 2014, respectively.

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

($000)	2015	2014

Deferred Tax Liabilities
Current
Deferred natural gas cost	—	(275)
Prepaid expenses	(452)	(359)
	(452)	(634)

Non-Current
Accelerated depreciation	(38,108)	(36,903)
Pension	(805)	(1,240)
Regulatory assets - asset retirement obligations	(876)	(820)
Regulatory assets - loss on extinguishment of debt	(1,107)	(1,196)
Regulatory assets - unrecognized accrued pension	(2,718)	(2,091)
Regulatory liabilities	(1,268)	(1,268)
Other	(1,119)	(954)
	(46,001)	(44,472)
Total deferred tax liabilities	(46,453)	(45,106)

Deferred Tax Assets
Current
Accrued employee benefits	126	405
Bad debt reserve	98	99
Other	86	90
	310	594

Non-Current
Accrued employee benefits	1,005	992
Asset retirement obligations	1,378	1,176
Investment tax credits	7	15
Regulatory liabilities	1,540	1,570
Section 263(a) capitalized costs	64	105
Other	19	76
	4,013	3,934

Total deferred tax assets	4,323	4,528
Net accumulated deferred income tax liability	(42,130)	(40,578)

The components of the income tax provision are comprised of the following for the years ended June 30:

($000)	2015	2014	2013

Current
Federal	1,950	4,532	1,940
State	493	842	390
Total	2,443	5,374	2,330
Deferred	1,449	(515)	1,939
Income tax expense	3,892	4,859	4,269

Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

(%)	2015	2014	2013

Statutory federal income tax rate	34.0	34.0	34.0
State income taxes, net of federal benefit	4.0	4.0	4.0
Amortization of investment tax credits	(0.1)	(0.1)	(0.2)
Other differences, net	(0.4)	(0.9)	(0.6)
Effective income tax rate	37.5	37.0	37.2

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

As of June 30, 2015 and 2014, we did not have any unrecognized tax positions, which, if recognized, would impact the effective tax rate. As of June 30, 2015 and 2014, we had $5,000 of interest accrued on unrecognized tax positions. In 2014 we recognized interest income of $4,000 on unrecognized tax positions in the Consolidated Statements of Income.

The following is a reconciliation of our unrecognized tax benefits:

($000)	2015	2014

Balance, beginning of year	64	101
Gross decreases - tax positions in prior period	(59)	(37)
Balance, end of year	5	64

We file income tax returns in federal and Kentucky jurisdictions.  Tax years previous to June 30, 2013 and June 30, 2012 are no longer subject to examination for federal and Kentucky income taxes, respectively.

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

Our obligations and the funded status of our plan, measured at June 30, 2015 and June 30, 2014, respectively, are as follows:

($000)	2015	2014

Change in Benefit Obligation
Benefit obligation at beginning of year	26,383	23,521
Service cost	990	1,023
Interest cost	1,056	1,038
Actuarial loss	1,219	1,810
Benefits paid	(810)	(1,009)
Benefit obligation at end of year	28,838	26,383

Change in Plan Assets
Fair value of plan assets at beginning of year	29,675	26,201
Actual return on plan assets	1,119	3,983
Employer contributions	1,000	500
Benefits paid	(810)	(1,009)
Fair value of plan assets at end of year	30,984	29,675

Recognized Amounts
Projected benefit obligation	(28,838)	(26,383)
Plan assets at fair value	30,984	29,675
Funded status	2,146	3,292

Net amount recognized as prepaid pension on the Consolidated Balance Sheets	2,146	3,292

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost
Prior service cost	(230)	(316)
Accumulated net losses	7,391	5,824
Amounts recognized as regulatory assets	7,161	5,508

The accumulated benefit obligation was $25,012,000 and $22,810,000 for 2015 and 2014, respectively.

($000)	2015	2014	2013

Components of Net Periodic Benefit Cost
Service cost	990	1,023	1,116
Interest cost	1,056	1,038	913
Expected return on plan assets	(1,711)	(1,567)	(1,578)
Amortization of unrecognized net loss	244	342	615
Amortization of prior service cost	(86)	(86)	(86)
Net periodic benefit cost	493	750	980

Weighted-Average % Assumptions Used to Determine Benefit Obligations
Discount rate	4.25	4.25	4.5
Rate of compensation increase	4.0	4.0	4.0

Weighted-Average % Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.25	4.5	4.0
Expected long-term return on plan assets	6.0	6.0	7.0
Rate of compensation increase	4.0	4.0	4.0

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

The assets of the plan are comprised of investments in individual securities and mutual funds.

	Target	Actual Allocations
(%)	Allocations	2015	2014
Asset Class
Cash and cash equivalents	3	3	3

Equity Securities
U.S. equity securities	41	47	48
Foreign equity securities	20	12	19
	61	59	67

Fixed Income Securities
U. S. fixed income security	15	18	12
Foreign fixed income security	8	6	6
	23	24	18

Other Securities
Absolute return strategy mutual funds	13	14	12
	100	100	100

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

($000)	2015	Level 1	Level 2	Level 3
Asset Class
Cash	1,072	1,072	—	—

Equity Securities
U.S. equity securities	14,602	14,602	—	—
Foreign equity securities	3,690	3,690	—	—
	18,292	18,292	—	—

Fixed Income Securities
U.S. treasury securities	524	524	—	—
High yield funds	3,284	3,284	—	—
Foreign bond funds	1,857	1,857	—	—
U.S. corporate bonds	902	—	902	—
Other	734	—	734	—
	7,301	5,665	1,636	—

Other Securities
Absolute return strategy mutual funds	4,319	4,319	—	—
Total	30,984	29,348	1,636	—

($000)	2014	Level 1	Level 2	Level 3
Asset Class
Cash	1,026	1,026	—	—

Exchange Traded Mutual Funds
U.S. equity securities	13,828	13,828	—	—
Foreign equity securities	5,706	5,706	—	—
	19,534	19,534	—	—
Fixed Income Securities
U.S. treasury securities	593	593	—	—
High yield funds	1,773	1,773	—	—
Foreign bond funds	1,771	1,771	—	—
U.S. corporate bonds	714	—	714	—
Other	577	—	577	—
	5,428	4,137	1,291	—

Other Securities
Absolute return strategy mutual funds	3,687	3,687	—	—
Total	29,675	28,384	1,291	—

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

We made a $1,000,000 discretionary contribution to the defined benefit plan in fiscal 2015. We expect to contribute $500,000 to the defined benefit plan in fiscal 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($000)

2016	3,256
2017	792
2018	1,383
2019	1,578
2020	1,135
2021 - 2025	8,024

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

Employee Savings Plan

We have an Employee Savings Plan (“Savings Plan”) under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. The Company matches 100% of the employee's contribution up to a maximum company contribution of 4% of the employee's annual compensation. Employees hired after May 9, 2008, who are not eligible to participate in the defined benefit retirement plan, annually receive an additional 4% non-elective contribution into their Savings Plan account. Company contributions are discretionary and subject to change with approval from our Board of Directors. For 2015, 2014 and 2013, our Savings Plan expense was $359,000, $350,000 and $313,000, respectively.

Supplemental Retirement Agreement

We sponsor a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta's Chairman of the Board, President and Chief Executive Officer. Delta makes discretionary contributions into an irrevocable trust until Mr. Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. For 2015, 2014 and 2013 Delta contributed $60,000 each year to the trust. As of June 30, 2015 and 2014, the irrevocable trust assets are $977,000 and $907,000, respectively. These amounts are included in other non-current assets on the accompanying Consolidated Balance Sheets. Liabilities, in corresponding amounts, are included in other long-term liabilities on the accompanying Consolidated Balance Sheets.

(7) Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan (“Reinvestment Plan”) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 26,412, 28,809 and 28,436 shares in 2015, 2014 and 2013, respectively. We registered 400,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2015 there were approximately 67,000 shares available for issuance.

(8) Risk Management and Derivative Instruments

To varying degrees, our regulated and non-regulated segments are exposed to commodity price risk. We purchase our natural gas supply through a combination of requirements contracts with no minimum purchase obligations, monthly spot purchase contracts and forward purchase contracts. We mitigate price risk related to the sale of natural gas by efforts to balance supply and demand. For our regulated segment, we utilize requirements contracts, spot purchase contracts and our underground storage to meet our regulated customers' natural gas requirements, all of which have minimal price risk because we are permitted to pass these natural gas costs on to our regulated customers through our natural gas cost recovery tariff. None of our natural gas contracts are accounted for using the fair value method of accounting. While some of our natural gas purchase contracts and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.

(9) Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of June 30, 2015 and June 30, 2014. The maximum amount borrowed during 2015 and 2014 was $126,000 and $691,000, respectively. The bank line of credit extends through June 30, 2017. The interest rate on the used line of credit was the London Interbank Offered Rate plus 1.15% and, effective July 1, 2015, is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%. Our most restrictive covenants are discussed in Note 10 of the Notes to Consolidated Financial Statements.

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

We amortize debt issuance expenses over the life of the related debt using the effective interest method. At June 30, 2015 and 2014, the unamortized balance was $3,000,000 and $3,240,000, respectively. As of June 30, 2015 and 2014, the unamortized balance included loss on extinguishment of debt of $2,916,000 and $3,149,000, respectively, which has been deferred as a regulatory asset and is being amortized over the term of the debt, as further discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

(11) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2015	2014	2013
Numerator - Basic and Diluted ($000)
Net income	6,496	8,275	7,201
Dividends paid	(5,640)	(5,290)	(4,951)
Undistributed earnings	856	2,985	2,250

Allocated to common shares:
Percentage allocated to common shares (a)	99.4%	99.4%	99.4%

Undistributed earnings	851	2,966	2,238
Dividends paid	5,609	5,263	4,930
Net income available to common shares	6,460	8,229	7,168

Denominator - Basic and Diluted
Weighted average common shares (b)	7,002,694	6,918,725	6,843,455

Earnings per Common Share - Basic and Diluted ($)	0.92	1.19	1.05

(a) Percentage allocated to weighted average common shares outstanding:

Common shares outstanding	7,002,694	6,918,725	6,843,455
Unvested participating shares outstanding (c)	45,500	44,750	38,417
Total	7,048,194	6,963,475	6,881,872
Percentage allocated to common shares	99.4%	99.4%	99.4%

(b) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 16 of the Notes to Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (c).  The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. There were no unvested non-participating shares outstanding as of June 30, 2015, 2014 and 2013.

(c) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 16 of the Notes to Consolidated Financial Statements, provide the recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive.  There were no antidilutive shares in 2015, 2014 and 2013. There were 65,000, 74,000 and 68,000 unvested participating shares outstanding as of June 30, 2015, 2014 and 2013, respectively.

(12) Operating Leases

We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $69,000, $68,000 and $71,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

(13) Commitments and Contingencies

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers. The agreements expire or may be terminated at various times. The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company. In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.3 million would be paid in addition to continuation of specified benefits for up to five years. Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 16 of the Notes to Consolidated Financial Statements, would immediately vest.

We are not a party to any material pending legal proceedings.

We have entered into a forward purchase agreements for a portion of our non-regulated segment's natural gas purchases beginning in July, 2015 and expiring in December, 2016. The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements. The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our customers' natural gas requirements. The agreements have an aggregate minimum purchase obligations of $440,000 and $150,000 for our fiscal years ending June 30, 2016 and June 30, 2017, respectively.

(14)  Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services, which includes approval of our rates and tariffs. Their regulation of our business includes setting the rates we are permitted to charge our regulated customers. We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services. They have historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return. Our regulated rates were most recently adjusted in our 2010 rate case and became effective in October, 2010. We do not have any matters before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial position or cash flows.

Our pipe replacement program tariff allows us to adjust rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which are associated with the replacement of pipe and related facilities. The pipe replacement program is designed to additionally recover the costs associated with the mandatory retirement or relocation of facilities.

Our natural gas cost recovery tariff permits us to adjust the rates charged to our customers to reflect changes in our natural gas supply costs and any bad debt expense related to natural gas cost. Although we are not required to file a general rate case to adjust rates pursuant to the natural gas cost recovery tariff, we are required to make quarterly filings with the Kentucky Public Service Commission. Under and over-recovered natural gas costs are collected or refunded through adjustments to customer bills beginning three months after the end of the quarter in which the actual natural gas costs were incurred.

Our weather normalization tariff provides for the adjustment of our rates to residential and small non-residential customers to reflect variations from thirty- year average weather for our December through April billing cycles. These adjustments to customer bills are made on a real time basis such that there is no lag in collecting from or refunding to customers the related dollar amounts.

Additionally, we have a conservation and efficiency program tariff for our residential customers, which allows us to adjust our rates for activities performed through the program. Through this program, we perform energy audits, promote conservation awareness and provide rebates on the purchase of certain high-efficiency appliances. The program helps to align our interests with our residential customers' interests by reimbursing us for the margins on lost sales due to the program and providing incentives for us to promote customer conservation. Our rates are adjusted annually to recover the costs incurred under these programs, the reimbursement of margins on lost sales and the incentives provided to us.

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

(15)  Segment Information

Our Company has two reportable segments: a regulated segment and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marking activities and the sales of natural gas liquids. The non-regulated segment produces a portion of the natural gas it markets to its customers. The division of these segments into separate revenue generating components is based upon regulation, products and services. Both segments operate in the single geographic area of central and southeastern Kentucky. Our chief operating decision maker is our Chief Executive Officer. We evaluate performance based on net income of the respective segment.

In our non-regulated segment, two customers each provided more than 5% of our operating revenues for 2015. Our largest customer provided approximately $17,852,000 and $12,569,000 of non-regulated revenues during 2015 and 2014, respectively. Our second largest customer provided approximately $7,127,000, $9,494,000 and $17,866,000 of non-regulated revenues during 2015, 2014 and 2013, respectively. There is no assurance that revenues from these customers will continue at these levels.

Our regulated segment purchased approximately 99% and 98% of its natural gas from Atmos Energy Marketing and Midwest Energy Services in 2015 and 2014, respectively. In 2013, we purchased approximately 98% of our natural gas from Atmos Energy Marketing, M & B Gas Services and Midwest Energy Services.

Our non-regulated segment purchased approximately 99% of its natural gas from Atmos Energy Marketing and Midwest Energy Services in 2015. In 2014, we purchased approximately 96% of our natural gas from Atmos Energy Marketing, M & B Gas Services and Midwest Energy Services. In 2013, we purchased approximately 92% of our natural gas from Atmos Energy Marketing and M&B Services.

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

Segment information is shown in the following table:

($000)	2015	2014	2013
Operating Revenues
Regulated

External customers	52,681	57,054	46,427
Intersegment	3,869	4,041	4,145
Total Regulated	56,550	61,095	50,572
Non-regulated
External customers	33,507	38,792	34,238
Eliminations for intersegment	(3,869)	(4,041)	(4,145)
Total operating revenues	86,188	95,846	80,665

Operating Expenses
Regulated
Purchased natural gas	22,729	27,215	17,825
Depreciation and amortization	6,293	6,068	6,023
Other	15,819	15,285	14,701
Total regulated	44,841	48,568	38,549
Non-regulated
Purchased natural gas	26,713	29,059	26,011
Depreciation and amortization	84	80	70
Other	5,455	6,576	6,990
Total non-regulated	32,252	35,715	33,071
Eliminations for intersegment	(3,869)	(4,041)	(4,145)
Total operating expenses	73,224	80,242	67,475

Other Income and Deductions, Net
Regulated	25	183	151
Non-regulated	—	18	—
Total other income and deductions, net	25	201	151

Interest Charges
Regulated	2,551	2,633	2,688
Non-regulated	50	38	(818)
Total interest charges	2,601	2,671	1,870

Income Tax Expense
Regulated	3,553	3,907	3,676
Non-regulated	339	952	593
Total income tax expense	3,892	4,859	4,269

Net Income
Regulated	5,748	6,407	5,970
Non-regulated	748	1,868	1,231
Total net income	6,496	8,275	7,201

Assets
Regulated	183,566	181,530	177,662
Non-regulated	4,229	4,495	6,268
Total assets	187,795	186,025	183,930

Capital Expenditures
Regulated	8,991	8,078	6,983
Non-regulated	20	—	196
Total capital expenditures	9,011	8,078	7,179

(16) Share-Based Compensation

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of June 30, 2015, approximately 745,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines. Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.

Compensation expense for share-based compensation is recorded in the non-regulated segment and included in operation and maintenance expense in the Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period. Fair value is the closing price of our common shares at the grant date. The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director. We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. Our share-based compensation expense was $1,095,000, $1,112,000 and $922,000 for 2015, 2014 and 2013, respectively.

     Excess tax benefits of $9,000 and $31,000 were recognized as an increase to premium on common shares on our 2015 and 2014 Consolidated Balance Sheets, respectively, which decreased our taxes payable as the deduction for income tax purposes exceeds the compensation expense recognized for financial reporting purposes.  The excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods.

Stock Awards

In 2015, 2014 and 2013, common stock was awarded to virtually all Delta employees and directors having grant date fair values of $443,000 (22,000 shares), $350,000 (17,000 shares) and $264,000 (12,000 shares), respectively. The recipients vested in the awards shortly after the awards were granted, but during the time between the grant dates and the vesting dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

In 2015, 2014 and 2013, performance shares were awarded to the Company's executive officers having grant date fair values of $773,000 (39,000 shares), $801,000 (39,000 shares) and $844,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation. Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards. Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.

As of June 30, 2015 the performance objectives for the performance shares awarded in 2015 have been satisfied and subject to further limitations of the plan, up to 26,000 unvested shares will be issued to the recipients, subject to a service condition whereby the award shall vest in one-third increments each year beginning August 31, 2015 and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period. Unvested shares of executive officers who retire after having met the "normal retirement age" as defined under the defined benefit retirement plan sponsored by the Company and having attained the age of sixty-seven at the time of termination of employment will fully vest upon their retirement date. The performance objectives for the performance shares awarded in 2014 were met and 39,000 unvested shares were issued on August 31, 2014, of which 26,000 shares remain unvested as of June 30, 2015.

For 2015, 2014 and 2013, compensation expense related to the performance shares was $652,000, $762,000 and $658,000, respectively. Compensation expense of $332,000 is expected to be recognized between 2016 and 2018 for the unvested shares.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition. Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives.

Since the performance condition has been satisfied, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards. The holder becomes vested as a result of certain events such as death or disability of the holder. Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at June 30, 2015 is 1.4 years.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares	Weighted-average grant date fair value ($ per share)

Unvested shares at June 30, 2014	74,000	20.28
Granted (a)	39,000	19.82
Vested	(35,000)	(19.60)
Forfeited	(13,000)	(19.82)
Unvested shares at June 30, 2015	65,000	20.47

(a)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

(17) Quarterly Financial Data (Unaudited)

The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

Quarter Ended	Operating Revenues	Operating Income	Net Income (Loss)	Basic and Diluted Earnings (Loss) per Common Share
Fiscal 2015

September 30	$13,321,305	$160,061	$(311,125)	$(0.05)
December 31	25,875,266	4,899,101	2,656,534	0.38
March 31	35,085,307	7,286,400	4,155,136	0.59
June 30	11,906,360	618,299	(4,464)	—

Fiscal 2014

September 30	$13,041,272	$692,098	$79,409	$0.01
December 31	25,810,664	5,624,971	3,134,729	0.45
March 31	40,435,516	8,886,123	5,173,624	0.74
June 30	16,558,419	400,247	(112,634)	(0.01)

(18) Subsequent Events

In August, 2015 8,400 shares of common stock were awarded to all directors having a grant date fair value of $169,000. In August, 2015, performance shares were awarded to the Company's executive officers. The performance share awards vest only if the performance objective of the awards is met, which is based on the Company's fiscal 2016 audited earnings per share, before any cash bonuses or share-based compensation. Subject to further limitations described in the Plan, all performance shares paid shall be in the form of unvested shares, which contain a service condition whereby recipients of the awards shall vest in one-third increments each year beginning on August 31, 2016, and annually each August 31 thereafter until fully vested as long as the recipient is an employee throughout each such service period. Unvested shares of executive officers who retire after having met the "normal retirement age" as defined under the defined benefit retirement plan sponsored by the Company and having attained the age of sixty-seven at the time of termination of employment will fully vest upon their retirement date. The maximum number of shares which could be issued under the performance awards is 39,000, having a grant date fair value of $787,000.

  SCHEDULE II
DELTA NATURAL GAS COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2015, 2014 and 2013

		Column C		Column D
Column A	Column B	Additions		Deductions	Column E

			Charged to
	Balance at	Charged to	Other	Amounts
	Beginning of	Costs and	Accounts -	Charged Off	Balance at
Description	Period	Expenses	Recoveries	Or Paid	End of Period

Deducted From the Asset to Which it Applies - Allowance for doubtful accounts for the years ended:

June 30, 2015	$360,000	$170,631	$237,267	$509,498	$258,400
June 30, 2014	536,255	107,131	225,502	508,888	360,000
June 30, 2013	157,000	496,512	140,178	257,435	536,255