Form 10-Q
period 2015-09-30
DELTA NATURAL GAS CO INC
filed 2015-11-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015 Delta Natural Gas Company, Inc. had 7,064,932 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2015	2014

OPERATING REVENUES
Regulated revenues	$5,833,925	$6,143,373
Non-regulated revenues	4,559,498	7,177,932
Total operating revenues	$10,393,423	$13,321,305

OPERATING EXPENSES
Regulated purchased natural gas	$986,623	$1,496,697
Non-regulated purchased natural gas	3,654,917	5,648,315
Operation and maintenance	3,489,044	3,723,885
Depreciation and amortization	1,642,013	1,505,502
Taxes other than income taxes	753,375	786,845
Total operating expenses	$10,525,972	$13,161,244

OPERATING INCOME (LOSS)	$(132,549)	$160,061

OTHER DEDUCTIONS, NET	(79,160)	(17,455)

INTEREST CHARGES	641,935	659,608

NET INCOME (LOSS) BEFORE INCOME TAXES	$(853,644)	$(517,002)

INCOME TAX EXPENSE (BENEFIT)	(329,187)	(205,877)

NET INCOME (LOSS)	$(524,457)	$(311,125)

EARNINGS (LOSS) PER COMMON SHARE (Note 11)
Basic and Diluted	$(.08)	$(.05)

DIVIDENDS DECLARED PER COMMON SHARE	$.205	$.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(524,457)	$(311,125)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,701,213	1,566,402
Deferred income taxes and investment tax credits	660,622	666,016
Change in cash surrender value of officer's life insurance	22,275	2,886
Share-based compensation	245,987	615,350
Excess tax deficiency from share-based compensation	(7,581)	(9,574)
Increase in assets	(4,289,597)	(4,564,190)
Decrease in liabilities	(737,332)	(1,018,637)

Net cash used in operating activities	$(2,928,870)	$(3,052,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,125,746)	$(2,536,904)
Proceeds from sale of property, plant and equipment	133,571	31,936

Net cash used in investing activities	$(1,992,175)	$(2,504,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(1,453,344)	$(1,407,975)
Issuance of common shares	147,731	132,232
Excess tax benefit from share-based compensation	2,073	18,823
Payment of minimum tax withholdings on share-based compensation	(240,900)	—

Net cash used in financing activities	$(1,544,440)	$(1,256,920)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,465,485)	$(6,814,760)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,924,278	13,675,918

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,458,793	$6,861,158

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,458,793	$16,924,278
Accounts receivable, less accumulated allowances
for doubtful accounts of $210,000 and $258,000, respectively	5,543,076	5,760,550
Natural gas in storage, at average cost	7,202,419	4,634,162
Deferred natural gas costs	887,298	—
Materials and supplies, at average cost	515,736	543,563
Prepayments	4,497,602	3,347,187
Total current assets	$29,104,924	$31,209,740

PROPERTY, PLANT AND EQUIPMENT	$238,262,528	$236,780,490
Less-Accumulated provision for depreciation	(99,978,019)	(98,741,351)
Net property, plant and equipment	$138,284,509	$138,039,139

OTHER ASSETS
Cash surrender value of life insurance	$398,908	$421,183
Prepaid pension	1,942,975	2,145,969
Regulatory assets	15,069,244	14,917,823
Unamortized debt expense	82,104	83,704
Other non-current assets	916,700	977,312
Total other assets	$18,409,931	$18,545,991

Total assets	$185,799,364	$187,794,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	September 30,	June 30,
	2015	2015

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,534,921	$5,426,395
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,550,232	1,472,401
Customers' deposits	589,550	600,788
Accrued interest on debt	115,076	112,296
Accrued vacation	780,783	749,031
Deferred income taxes	419,177	140,929
Regulatory liability - refundable natural gas costs	—	756
Other current liabilities	570,917	610,238
Total current liabilities	$10,060,656	$10,612,834

LONG-TERM DEBT	$52,000,000	$52,000,000

LONG-TERM LIABILITIES
Deferred income taxes	$42,391,821	$41,989,138
Investment tax credits	8,100	10,800
Regulatory liabilities	1,124,967	1,137,758
Asset retirement obligations	3,861,593	3,795,590
Other long-term liabilities	961,064	1,027,096
Total long-term liabilities	$48,347,545	$47,960,382

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$110,408,201	$110,573,216

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 7,064,932 and 7,026,500 shares
outstanding at September 30, 2015 and June 30,
2015, respectively	$7,064,932	$7,026,500
Premium on common shares	48,844,486	48,735,608
Retained earnings	19,481,745	21,459,546
Total shareholders' equity	$75,391,163	$77,221,654

Total liabilities and shareholders' equity	$185,799,364	$187,794,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2015
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,026,500	$48,735,608	$21,459,546	$77,221,654
Net income (loss)	—	—	(524,457)	(524,457)
Issuance of common shares	7,222	140,509	—	147,731
Issuance of common shares under the
incentive compensation plan, net of cancellations	31,210	(272,110)	—	(240,900)
Share-based compensation expense	—	245,987	—	245,987
Excess tax benefit from share-based compensation	—	(5,508)	—	(5,508)
Dividends on common shares	—	—	(1,453,344)	(1,453,344)

Balance, end of period	$7,064,932	$48,844,486	$19,481,745	$75,391,163

	Three Months Ended September 30, 2014
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,942,758	$47,182,338	$20,603,256	$74,728,352
Net income (loss)	—	—	(311,125)	(311,125)
Issuance of common shares	6,587	125,645	—	132,232
Issuance of common shares under the
incentive compensation plan	57,330	385,251	—	442,581
Share-based compensation expense	—	172,769	—	172,769
Excess tax benefit from share-based compensation, net of cancellations	—	9,249	—	9,249
Dividends on common shares	—	—	(1,407,975)	(1,407,975)

Balance, end of period	$7,006,675	$47,875,252	$18,884,156	$73,766,083

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended September 30, 2015 and 2014 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and natural gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2015.

(2)     New Accounting Pronouncements
In September, 2013, the Internal Revenue Service ("IRS") issued final regulations regarding the tax treatment of amounts paid to acquire, produce or improve tangible property, effective for our tax year beginning July 1, 2014. In 2014, the IRS stated its intent to issue further guidance for specific industry sectors, including natural gas. We do not expect compliance with the industry specific guidance to have a material impact on our results of operations, financial position or cash flows.

In May, 2014, the Financial Accounting Standards Board issued guidance revising the principles and standards for revenue recognition. The guidance creates a framework for recognizing revenue to improve comparability of revenue recognition practices across entities and industries. The guidance is effective for our quarterly report ended September 30, 2018 and we are evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our results of operations, financial position or cash flows.

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

In May, 2015, the Financial Accounting Standards Board issued guidance simplifying the disclosure of certain investments measured using the net asset value per share of the investment. The guidance no longer requires such investments to be categorized within the fair value hierarchy. The guidance, effective for our quarter ended September 30, 2016, is not expected to have a material impact on our disclosures.

In July, 2015, the Financial Accounting Standards Board issued guidance simplifying the measurement of inventory. The guidance requires inventory to be measured at the lower of cost and net realizable value. The guideline, effective for our quarter ending September 30, 2017, is not expected to have a material impact on our results of operations, financial position or cash flows.

(3)	Fair Value Measurements

Our financial assets measured at fair value on a recurring basis consist of the assets of our supplemental retirement benefit trust, which are included in other non-current assets on the Condensed Consolidated Balance Sheets. Contributions to the trust are presented in other investing activities on the Condensed Consolidated Statements of Cash Flows. The assets of the trust are recorded at fair value and consist of exchange traded securities and exchange traded mutual funds. The securities and mutual funds are recorded at fair value using observable market prices from active markets, which are categorized as Level 1 in the fair value hierarchy.  The fair value of the trust assets is as follows:

	September 30,	June 30,
($000)	2015	2015

Trust assets
Money market	14	27
U.S. equity securities	384	395
Foreign equity funds	161	185
U.S. fixed income funds	203	177
Foreign fixed income funds	18	57
Absolute return strategy mutual funds	137	136
	917	977

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

	September 30,		June 30,
	2015		2015
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	53,500	53,192	53,500	52,935

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

We bill our regulated sales of natural gas at tariff rates, as approved by the Kentucky Public Service Commission. Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers, but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated purchased natural gas on the accompanying Condensed Consolidated Statements of Income (Loss). Unbilled revenues are included in accounts receivable and unbilled natural gas costs are included in deferred natural gas costs on the accompanying Condensed Consolidated Balance Sheets and include the following:

	September 30,	June 30,
(000)	2015	2015

Unbilled revenues ($)	1,532	1,674
Unbilled natural gas costs ($)	365	462
Unbilled volumes (Mcf)	60	69

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended September 30, 2015 and 2014, include the following:

	Three Months Ended
	September 30,
($000)	2015	2014

Service cost	251	248
Interest cost	289	264
Expected return on plan assets	(409)	(428)
Amortization of unrecognized net loss	94	61
Amortization of prior service cost	(22)	(21)
Net periodic benefit cost	203	124

In October, 2015 we made a $500,000 discretionary contribution to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of September 30, 2015 and June 30, 2015.  The bank line of credit extends through June 30, 2017. The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2016	1,500
2017	1,500
2018	1,500
2019	1,500
2020	1,500
Thereafter	46,000
Total long-term debt	53,500

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

We have entered into forward purchase agreements for a portion of our non-regulated segment's natural gas purchases beginning in October, 2015 and expiring in May, 2017.  The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreements have aggregate minimum purchase obligations of $717,000 and $525,000 for our fiscal years ended June 30, 2016 and June 30, 2017, respectively.

(9)	Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services, which includes approval of our rates and tariffs.  Their regulation of our business includes setting the rates we are permitted to charge our regulated customers.  We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services.  They have historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return.  Our regulated rates were most recently adjusted in our 2010 rate case and became effective in October, 2010. We do not currently have any matters before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial position or cash flows.

(10)	Operating Segments

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

The reportable segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2015.  Intersegment revenues and expenses represent the natural gas transportation costs from the regulated segment to the non-regulated segment at our tariff rates.  Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:

	Three Months Ended
	September 30,
($000)	2015	2014
Operating Revenues
Regulated
External customers	5,834	6,143
Intersegment	671	723
Total regulated	6,505	6,866
Non-regulated
External customers	4,559	7,178

Eliminations for intersegment	(671)	(723)
Consolidated operating revenues	10,393	13,321

Net Income (Loss)
Regulated	(517)	(382)
Non-regulated	(7)	71
Consolidated net income (loss)	(524)	(311)

(11)          Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	September 30,
	2015	2014
Numerator - Basic and Diluted ($000)
Net income (loss)	(524)	(311)
Dividends paid	(1,453)	(1,408)
Undistributed earnings (loss)	(1,977)	(1,719)

Allocated to common shares:
Undistributed earnings (loss) (a)	(1,977)	(1,719)
Dividends paid - common shares	1,447	1,400
Earnings (loss) allocated to common shares	(530)	(319)

Denominator - Basic and Diluted
Weighted average common shares (b)	7,044,462	6,973,326

Earnings (Loss) per Common Share - Basic and Diluted ($)	(.08)	(.05)

(a) Percentage allocated to weighted average common shares outstanding:
Common shares outstanding	7,044,462	6,973,326
Unvested participating shares outstanding (c)	—	—
Total	7,044,462	6,973,326

Percentage allocated to common shares	100.0%	100.0%

Undistributed earnings (loss) ($000)	(1,977)	(1,719)
Allocated to common shares ($000)	(1,977)	(1,719)

(b) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (c). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings (loss) per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both September 30, 2015 and 2014, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition has not been met.

(c) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings (loss) per share using the two-class method unless the effect of including such shares would be antidilutive. As of September 30, 2015 and 2014 there were 30,300 and 39,000 participating shares outstanding, respectively, which were excluded from the computation of earnings (loss) allocated to common shares, as the holders of the unvested participating shares do not have a contractual obligation to share in losses.

(12)	Share-Based Compensation

We have a shareholder approved incentive compensation plan (the "Plan"), that provides for compensation payable in shares of our common stock.  The Plan is administered by our Corporate Governance and Compensation Committee of our Board of Directors, which has complete discretion in determining our employees, officers and outside directors who shall be eligible to participate in the Plan, as well as the type, amount, terms and conditions of each award, subject to the limitations of the Plan.

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of September 30, 2015, approximately 749,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market. Upon vesting, the plan allows for withholding a number of shares equal in fair value to the taxes required to satisfy minimum statutory withholding requirements.

Compensation expense for share-based compensation is recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. For the three months ended September 30, 2015 and 2014, share-based compensation expense was $246,000 and $615,000, respectively.

To the extent the cumulative deduction for income tax purposes exceeds the cumulative compensation expense recognized for financial reporting purposes, the excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods. For the three months ended September 30, 2015 an immaterial tax deficiency was recognized. For the three months ended September 30, 2014, excess tax benefits of $9,000 were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable.

Stock Awards

For the three months ended September 30, 2015, common stock was awarded to Delta's directors having grant date fair values of $169,000 (8,400 shares).  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the three months ended September 30, 2015 and 2014, performance shares were awarded to the Company's executive officers having grant date fair values of $787,000 (39,000 shares) and $773,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  Unvested shares of executive officers while still employed by the Company will fully vest upon them attaining the age of sixty-seven. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of September 30, 2015 and 2014, there were 30,300 and 39,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended September 30, 2015 and 2014, compensation expense related to the performance shares was $77,000 and $173,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2015 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the three months ended September 30, 2015. Our Company has two segments: a regulated segment, and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marketing and production activities and the sales of natural gas liquids.

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

Our non-regulated segment markets natural gas to large-volume customers.  We endeavor to enter sales agreements matching supply with estimated demand while providing an acceptable gross margin.  The non-regulated segment produces a portion of its natural gas supply, which is stored and sold when favorable market conditions arise. The non-regulated segment also sells liquids extracted from natural gas.

Our consolidated loss per common share of $.08 for the three months ended September 30, 2015, as compared to our consolidated loss per common share of $.05 for the same period in the prior year, increased primarily due to decreased revenue, net of gas costs, from the sale of natural gas liquids and natural gas by our non-regulated segment (as further discussed in Results of Operations). However, the results of operations for the period ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large-volume customers and the market prices of natural gas and natural gas liquids, all of which are beyond our control.  We anticipate our non-regulated segment will continue to contribute to our consolidated net income for the remainder of fiscal 2016. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated gross margins related to our natural gas marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated gross margins related to our natural gas marketing activities.  We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amount of liquids extracted and the prices for any such liquids as determined by a national unregulated market.

LIQUIDITY AND CAPITAL RESOURCES
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occur during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2017 and permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of September 30, 2015 or June 30, 2015.

Cash and cash equivalents were $10,459,000 at September 30, 2015, as compared with $16,924,000 at June 30, 2015.  The changes in cash and cash equivalents are summarized in the following table:

	Three Months Ended
	September 30,
($000)	2015	2014

Used by operating activities	(2,929)	(3,053)
Used in investing activities	(1,992)	(2,505)
Used in financing activities	(1,544)	(1,257)
Decrease in cash and cash equivalents	(6,465)	(6,815)

Changes in cash used in investing activities results primarily from changes in the level of capital expenditures between years.

For the three months ended September 30, 2015, there were no significant changes in both cash used in operating activities, and cash used in financing activities, as compared to the same period in the prior year.

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

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  Any refinance of the Series A Notes, or any additional prepayments of principal, may be subject to a prepayment penalty.

With our bank line of credit and Series A Notes, we have agreed to certain financial covenants.  Noncompliance with these covenants can make the obligation immediately due and payable, as further discussed in our Annual Report on Form 10-K for the year ended June 30, 2015.  A default on the performance of any single obligation incurred in connection with our borrowings simultaneously creates an event of default with our bank line of credit and the Series A Notes.  We were in compliance with the covenants under our bank line of credit and Series A Notes for all periods presented in the condensed consolidated financial statements.

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

	Three Months Ended
	September 30,
($000)	2015	2014

Operating revenues	10,393	13,321
Regulated purchased natural gas	(987)	(1,497)
Non-regulated purchased natural gas	(3,655)	(5,648)

Consolidated gross margins	5,751	6,176

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

In the following table we set forth significant variations in our gross margins for the three months ended September 30, 2015 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

2015 compared to 2014
Three Months Ended
($000)	September 30

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	64
Natural gas transportation	125
Other	(40)
Intersegment elimination (a)	52
Total	201

Non-regulated segment
Natural gas sales	(196)
Natural gas liquids	(357)
Other	(21)
Intersegment elimination (a)	(52)
Total	(626)

Decrease in consolidated gross margins	(425)

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	1
Natural gas transportation (Mcf)	8

Non-regulated segment
Natural gas sales (Mcf)	(1)
Natural gas liquids (gallons)	(52)

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

For the three months ended September 30, 2015, consolidated gross margins decreased $425,000 (7%), as compared to the same period in the prior year, due to decreased non-regulated margins on natural gas liquids and natural gas sales. Gross margins on the sale of natural gas liquids decreased due to decreased sales prices and decreased volumes of natural gas liquids sold resulting from an outage for repairs and maintenance at our processing plant. Gross margins on non-regulated natural gas sales decreased due to decreased sales prices partially offset by decreased natural gas costs.

Operating Expenses

For the three months ended September 30, 2015, operations and maintenance decreased $235,000 (6%), as compared to the same period in the prior year, due to a decrease in share-based compensation expense (as further discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements) partially offset by increased labor and pension expense.

For the three months ended September 30, 2015, depreciation and amortization increased $136,000 (9%), as compared to the same period in the prior year, due to increased property, plant and equipment resulting from system extensions, the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities.

For the three months ended September 30, 2015 there were no significant changes in taxes other than income taxes, as compared to the same period in the prior year.

Other Income and Deductions, Net

For the three months ended September 30, 2015, there were no significant changes in other income and deductions, net, as compared to the same period in the prior year.

Interest Expense

For the three months ended September 30, 2015, there were no significant changes in interest expense, as compared to the same period in the prior year.

Income Tax Expense (Benefit)

For the three months ended September 30, 2015, income tax benefit increased $123,000 (60%) due to an increase in our net loss before income taxes. For the three months ended September 30, 2015, there were no significant changes in our effective tax rate, as compared to the same period in the prior year.

Basic and Diluted Earnings (Loss) Per Common Share

For the three months ended September 30, 2015, our basic and diluted income (loss) per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings per common share is set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of September 30, 2015, we had forward purchase contracts totaling $1,242,000 that expire in May, 2017, which are at a fixed price and not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of September 30, 2015 or June 30, 2015, nor did we have any borrowings on our bank line of credit during the three months ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.01
GTS Service Agreements, dated October 29, 2015 (Service Agreements Nos. 37,813, 37,814 and 37,815) and Appendix A to respective Service Agreements, effective November 1, 2015, by and between Columbia Gulf Transmission, LLC and Registrant are filed herewith.

10.02
FTS-1 Service Agreements, dated October 29, 2015 (Service Agreements Nos. 43,827, 43,828 and 43,829) and Appendix A to respective Service Agreements, effective November 1, 2015, by and between Columbia Gulf Transmission, LLC and Registrant are filed herewith.

10.03	Form of Notice of Performance Shares Award is filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information;
(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2015 and 2014;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2015 and 2014;
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and June 30, 2015;
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the three months ended September 30, 2015 and 2014; and
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: November 5, 2015	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)