Form 10-Q
period 2015-12-31
DELTA NATURAL GAS CO INC
filed 2016-02-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of December 31, 2015 Delta Natural Gas Company, Inc. had 7,074,380 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

OPERATING REVENUES
Regulated revenues	$10,873,770	$16,102,877	$16,707,695	$22,246,250
Non-regulated revenues	5,799,577	9,772,389	10,359,075	16,950,321
Total operating revenues	$16,673,347	$25,875,266	$27,066,770	$39,196,571

OPERATING EXPENSES
Regulated purchased natural gas	$3,071,226	$7,591,082	$4,057,849	$9,087,779
Non-regulated purchased natural gas	4,389,391	7,865,541	8,044,307	13,513,856
Operation and maintenance	3,415,406	3,338,340	6,904,450	7,062,226
Depreciation and amortization	1,570,646	1,586,205	3,212,659	3,091,707
Taxes other than income taxes	748,199	594,997	1,501,575	1,381,841
Total operating expenses	$13,194,868	$20,976,165	$23,720,840	$34,137,409

OPERATING INCOME	$3,478,479	$4,899,101	$3,345,930	$5,059,162

OTHER INCOME (EXPENSE), NET	44,247	18,645	(34,913)	1,190

INTEREST EXPENSE	639,936	657,530	1,281,871	1,317,138

NET INCOME BEFORE INCOME TAXES	$2,882,790	$4,260,216	$2,029,146	$3,743,214

INCOME TAX EXPENSE	1,079,439	1,603,682	750,252	1,397,806

NET INCOME	$1,803,351	$2,656,534	$1,278,894	$2,345,408

EARNINGS PER COMMON SHARE (Note 11)
Basic and Diluted	$.25	$.38	$.18	$.33

DIVIDENDS DECLARED PER COMMON SHARE	$.205	$.20	$.41	$.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,278,894	$2,345,408
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,330,959	3,213,307
Deferred income taxes and investment tax credits	762,097	1,282,460
Change in cash surrender value of officer's life insurance	9,312	(1,910)
Share-based compensation	314,734	825,011
Excess tax deficiency from share-based compensation	(7,581)	(9,574)
Increase in assets	(5,874,845)	(11,651,167)
(Decrease) increase in liabilities	(57,058)	634,725

Net cash used in operating activities	$(243,488)	$(3,361,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(3,489,892)	$(5,087,895)
Proceeds from sale of property, plant and equipment	155,987	35,328
Other	(60,000)	(60,000)

Net cash used in investing activities	$(3,393,905)	$(5,112,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(2,908,171)	$(2,817,229)
Issuance of common shares	344,865	259,591
Excess tax benefit from share-based compensation	2,073	18,823
Payment of minimum tax withholdings on share-based compensation	(240,900)	—
Repayment of long-term debt	(1,500,000)	(1,500,000)
Borrowing on bank line of credit	—	126,430
Repayment on bank line of credit	—	(126,430)

Net cash used in financing activities	$(4,302,133)	$(4,038,815)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(7,939,526)	$(12,513,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,924,278	13,675,918

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,984,752	$1,162,796

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,984,752	$16,924,278
Accounts receivable, less accumulated allowances
for doubtful accounts of $154,000 and $258,000, respectively	8,774,078	5,760,550
Natural gas in storage, at average cost	6,004,070	4,634,162
Deferred natural gas costs	1,097,193	—
Materials and supplies, at average cost	482,274	543,563
Prepayments	3,400,481	3,347,187
Total current assets	$28,742,848	$31,209,740

PROPERTY, PLANT AND EQUIPMENT	$239,601,638	$236,780,490
Less-Accumulated provision for depreciation	(101,539,656)	(98,741,351)
Net property, plant and equipment	$138,061,982	$138,039,139

OTHER ASSETS
Cash surrender value of life insurance	$411,871	$421,183
Prepaid pension	2,239,980	2,145,969
Regulatory assets	15,163,052	14,917,823
Unamortized debt expense	80,404	83,704
Other non-current assets	1,002,034	977,312
Total other assets	$18,897,341	$18,545,991

Total assets	$185,702,171	$187,794,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	December 31,	June 30,
	2015	2015

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,422,208	$5,426,395
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	2,197,701	1,472,401
Customers' deposits	723,962	600,788
Accrued interest on debt	112,206	112,296
Accrued vacation	654,562	749,031
Deferred income taxes	427,583	140,929
Regulatory liability - refundable natural gas costs	—	756
Other current liabilities	539,285	610,238
Total current liabilities	$10,577,507	$10,612,834

LONG-TERM DEBT	$50,500,000	$52,000,000

LONG-TERM LIABILITIES
Deferred income taxes	$42,505,200	$41,989,138
Regulatory liabilities	1,133,303	1,137,758
Asset retirement obligations	3,928,795	3,795,590
Other long-term liabilities	1,051,798	1,037,896
Total long-term liabilities	$48,619,096	$47,960,382

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$109,696,603	$110,573,216

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized, 7,074,380 and 7,026,500 shares
outstanding at December 31, 2015 and June 30,
2015, respectively	$7,074,380	$7,026,500
Premium on common shares	49,100,919	48,735,608
Retained earnings	19,830,269	21,459,546
Total shareholders' equity	$76,005,568	$77,221,654

Total liabilities and shareholders' equity	$185,702,171	$187,794,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2015
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,026,500	$48,735,608	$21,459,546	$77,221,654
Net income	—	—	1,278,894	1,278,894
Issuance of common shares	16,670	328,195	—	344,865
Issuance of common shares under the
incentive compensation plan, net of cancellations	31,210	(272,110)	—	(240,900)
Share-based compensation expense	—	314,734	—	314,734
Excess tax benefit from share-based compensation	—	(5,508)	—	(5,508)
Dividends on common shares	—	—	(2,908,171)	(2,908,171)

Balance, end of period	$7,074,380	$49,100,919	$19,830,269	$76,005,568

	Six Months Ended December 31, 2014
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$6,942,758	$47,182,338	$20,603,256	$74,728,352
Net income	—	—	2,345,408	2,345,408
Issuance of common shares	12,653	246,938	—	259,591
Issuance of common shares under the
incentive compensation plan, net of cancellations	57,330	385,251	—	442,581
Share-based compensation expense	—	382,430	—	382,430
Excess tax benefit from share-based compensation	—	9,249	—	9,249
Dividends on common shares	—	—	(2,817,229)	(2,817,229)

Balance, end of period	$7,012,741	$48,206,206	$20,131,435	$75,350,382

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended December 31, 2015 and 2014 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and natural gas storage injections take place during these warmer months.

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

In May, 2014, the Financial Accounting Standards Board issued guidance revising the principles and standards for revenue recognition. The guidance creates a framework for recognizing revenue to improve comparability of revenue recognition practices across entities and industries. The guidance is effective for our quarter ending September 30, 2018 and we are evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our results of operations, financial position or cash flows.

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

In July, 2015, the Financial Accounting Standards Board issued guidance simplifying the measurement of inventory. The guidance requires inventory to be measured at the lower of cost or net realizable value. The guideline, effective for our quarter ending September 30, 2017, is not expected to have a material impact on our results of operations, financial position or cash flows.

                In November, 2015, the Financial Accounting Standards Board issued guidance to simplify the presentation of deferred income taxes on the balance sheet by classifying all deferred tax assets and liabilities as noncurrent. The guidance, effective for our quarter ending September 30, 2017 is not expected to have a material impact on our results of operations, financial position or cash flows.

                In January, 2016, the Financial Accounting Standards Board issued guidance to improve the recognition, measurement, presentation and disclosure of financial instruments. The improvements include guidance on estimating fair value for financial instruments measured at amortized cost on the balance sheet and the classification of financial assets and liabilities on the balance sheet. The guidance, effective for our quarter ending September 30, 2018 is not expected to have a material impact on our results of operations, financial position, cash flows or disclosures.

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

	December 31,	June 30,
($000)	2015	2015

Trust assets
Money market	34	27
U.S. equity securities	421	395
Foreign equity funds	169	185
U.S. fixed income funds	216	177
Foreign fixed income funds	18	57
Absolute return strategy mutual funds	144	136
	1,002	977

The carrying amounts of our other financial instruments including cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value.

Our Series A Notes, presented as long-term debt as well as the current portion of long-term debt on the Condensed Consolidated Balance Sheets, are stated at historical cost. The fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate.  The credit adjusted risk-free rate for our 4.26% Series A Notes is the estimated cost to borrow a debt instrument with the same terms from a private lender at the measurement date.  The fair value of our long-term debt is categorized as Level 3 in the fair value hierarchy.

	December 31,		June 30,
	2015		2015
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	52,000	50,797	53,500	52,935

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

We bill our regulated sales of natural gas at tariff rates, as approved by the Kentucky Public Service Commission. Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers, but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated purchased natural gas on the accompanying Condensed Consolidated Statements of Income. Unbilled revenues are included in accounts receivable on the Condensed Consolidated Balance Sheets. As of December 31, 2015 and June 30, 2015, unbilled natural gas costs are included in deferred natural gas costs and regulatory liability-refundable natural gas costs on the accompanying Condensed Consolidated Balance Sheets, respectively. Unbilled amounts include the following:

	December 31,	June 30,
(000)	2015	2015

Unbilled revenues ($)	4,411	1,674
Unbilled natural gas costs ($)	1,549	462
Unbilled volumes (Mcf)	336	69

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended December 31, 2015 and 2014, include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2015	2014	2015	2014

Service cost	251	248	502	496
Interest cost	289	265	578	529
Expected return on plan assets	(409)	(428)	(818)	(856)
Amortization of unrecognized net loss	94	62	188	123
Amortization of prior service cost	(22)	(22)	(44)	(43)
Net periodic benefit cost	203	125	406	249

In October, 2015 we made a $500,000 discretionary contribution to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of December 31, 2015 and June 30, 2015.  The bank line of credit extends through June 30, 2017. The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2016	—
2017	1,500
2018	1,500
2019	1,500
2020	1,500
Thereafter	46,000
Total long-term debt	52,000

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

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.6 million would be paid in addition to continuation of specified benefits for up to five years.  Additionally, upon a change in control, all unvested shares awarded under our Incentive Compensation Plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, would immediately vest.

We are not a party to any material pending legal proceedings.

As of December 31, 2015, we have entered into forward purchase agreements for a portion of our non-regulated segment's natural gas purchases through May, 2017.  The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreements have aggregate minimum purchase obligations of $592,000 and $612,000 for our fiscal years ended June 30, 2016 and June 30, 2017, respectively.

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

Segment information is shown in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2015	2014	2015	2014
Operating Revenues
Regulated
External customers	10,873	16,103	16,708	22,247
Intersegment	918	1,064	1,590	1,788
Total regulated	11,791	17,167	18,298	24,035
Non-regulated
External customers	5,800	9,772	10,359	16,950

Eliminations for intersegment	(918)	(1,064)	(1,590)	(1,788)
Consolidated operating revenues	16,673	25,875	27,067	39,197

Net Income
Regulated	1,702	2,412	1,185	2,029
Non-regulated	101	245	94	316
Consolidated net income	1,803	2,657	1,279	2,345

(11)          Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator - Basic and Diluted ($000)
Net income	1,803	2,657	1,279	2,345
Dividends paid	(1,455)	(1,409)	(2,908)	(2,817)
Undistributed earnings (loss)	348	1,248	(1,629)	(472)

Allocated to common shares:
Undistributed earnings (loss) (a)	347	1,240	(1,629)	(472)
Dividends paid - common shares	1,449	1,401	2,896	2,802
Earnings allocated to common shares	1,796	2,641	1,266	2,330

Denominator - Basic and Diluted
Weighted average common shares (b)	7,067,864	7,008,436	7,054,910	6,988,624

Earnings per Common Share - Basic and Diluted ($)	.25	.38	.18	.33

(a) Percentage allocated to weighted average common shares outstanding:
Common shares outstanding	7,067,864	7,008,436	7,054,910	6,988,624
Unvested participating shares outstanding (c)	30,300	39,000	—	—
Total	7,098,164	7,047,436	7,054,910	6,988,624

Percentage allocated to common shares	99.6%	99.5%	100%	100%

Undistributed earnings (loss) ($000)	348	1,248	(1,629)	(472)
Allocated to common shares ($000)	347	1,240	(1,629)	(472)

(b) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (c). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of both December 31, 2015 and 2014, there were 39,000 unvested non-participating shares outstanding, which were not dilutive as the underlying performance condition has not been met.

(c) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of December 31, 2015 and 2014 there were 30,300 and 39,000 participating shares outstanding, respectively, which were excluded from the computation of earnings allocated to common shares for the six months ended December 31, 2015, as the holders of the unvested participating shares do not have a contractual obligation to share in losses.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of December 31, 2015, approximately 749,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market. Upon vesting, the plan allows for withholding a number of shares equal in fair value to the taxes required to satisfy minimum statutory withholding requirements.

Compensation expense for share-based compensation is recorded in the non-regulated segment and included in operation and maintenance expense in the Condensed Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. For the three months ended December 31, 2015 and 2014, share-based compensation expense was $69,000 and $210,000, respectively. For the six months ended December 31, 2015 and 2014, share-based compensation expense was $315,000 and $825,000, respectively.

To the extent the cumulative deduction for income tax purposes exceeds the cumulative compensation expense recognized for financial reporting purposes, the excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods. For the six months ended December 31, 2015 an immaterial tax deficiency was recognized. For the six months ended December 31, 2014, excess tax benefits of $9,000 were recognized as an increase to premium on common shares on our Condensed Consolidated Balance Sheets, which decreased our taxes payable.

Stock Awards

For the six months ended December 31, 2015, common stock was awarded to Delta's directors having grant date fair values of $169,000 (8,400 shares).  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the six months ended December 31, 2015 and 2014, performance shares were awarded to the Company's executive officers having grant date fair values of $787,000 (39,000 shares) and $773,000 (39,000 shares), respectively. The performance share awards vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  Unvested shares of executive officers while still employed by the Company will fully vest upon them attaining the age of sixty-seven. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of December 31, 2015 and 2014, there were 30,300 and 39,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied. In January, 2016, approximately 1,600 shares, net of cancellations, were issued to an executive officer obtaining the age of sixty-seven.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended December 31, 2015 and 2014, compensation expense related to the performance shares was $69,000 and $210,000, respectively. For the six months ended December 31, 2015 and 2014, compensation expense related to the performance shares was $145,000 and $382,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2015 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the six months ended December 31, 2015. Our Company has two segments: a regulated segment, and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marketing and production activities and the sales of natural gas liquids.

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

Our non-regulated segment markets natural gas to large-volume customers.  We endeavor to enter sales agreements matching supply with estimated demand while providing an acceptable gross margin.  The non-regulated segment produces a portion of its natural gas supply, which is sold when market conditions are favorable. The non-regulated segment also sells liquids extracted from natural gas.

Our consolidated earnings per common share of $.18 for the six months ended December 31, 2015, as compared to our consolidated earnings per common share of $.33 for the same period in the prior year, decreased due to decreased earnings from both our non-regulated and regulated segments, as further discussed in Results of Operations. Our non-regulated segment experienced decreased revenues, net of gas costs, due to decreased sales prices resulting from decreased market prices for both natural gas and natural gas liquids. Our regulated segment is not exposed to the same price risk from market prices as our gas cost recovery tariff allows us to pass the cost of gas through to our regulated customers. However, our regulated segment experienced decreased revenues, net of gas costs, resulting from a decline in volumes sold and transported due to the weather being 35% warmer than the prior year, which is partially offset by amounts recovered from our residential and small non-residential customers through our weather normalization tariff. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

LIQUIDITY AND CAPITAL RESOURCES
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occur during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2017 and permits borrowings up to $40,000,000.  There were no borrowings outstanding on the bank line of credit as of December 31, 2015 or June 30, 2015.

Cash and cash equivalents were $8,985,000 at December 31, 2015, as compared with $16,924,000 at June 30, 2015.  The changes in cash and cash equivalents are summarized in the following table:

	Six Months Ended
	December 31,
($000)	2015	2014

Used in operating activities	(243)	(3,362)
Used in investing activities	(3,394)	(5,113)
Used in financing activities	(4,302)	(4,039)
Decrease in cash and cash equivalents	(7,939)	(12,514)

                For the six months ended December 31, 2015, cash used in operating activities decreased $3,119,000 (93%) due to a $9,378,000 decrease in cash paid for natural gas partially offset by a  $7,803,000 decrease in cash received from customers, as further discussed in Results of Operations. Additionally, cash paid for operations and maintenance expense decreased due to a decrease in discretionary contributions to our defined benefit retirement plan and decreased cash paid for property taxes due to the timing of payments.

Changes in cash used in investing activities results primarily from changes in the level of capital expenditures between years.

For the six months ended December 31, 2015, there were no significant changes in cash used in financing activities, as compared to the same period in the prior year.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2015	2014	2015	2014

Operating revenues	16,673	25,875	27,067	39,197
Regulated purchased natural gas	(3,071)	(7,591)	(4,058)	(9,088)
Non-regulated purchased natural gas	(4,389)	(7,866)	(8,044)	(13,514)

Consolidated gross margins	9,213	10,418	14,965	16,595

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

In the following table we set forth significant variations in our gross margins for the three and six months ended December 31, 2015 compared with the same periods in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2015 compared to 2014
	Three Months Ended	Six Months Ended
($000)	December 31	December 31

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	(718)	(655)
Natural gas transportation	(133)	(7)
Other	(5)	(44)
Intersegment elimination (a)	146	198
Total	(710)	(508)

Non-regulated segment
Natural gas sales	(213)	(410)
Natural gas liquids	(112)	(469)
Other	(24)	(45)
Intersegment elimination (a)	(146)	(198)
Total	(495)	(1,122)

Decrease in consolidated gross margins	(1,205)	(1,630)

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	(37)	(32)
Natural gas transportation (Mcf)	(3)	2

Non-regulated segment
Natural gas sales (Mcf)	(3)	(2)
Natural gas liquids (gallons)	7	(34)

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Heating degree days were 68% and 67% of the normal temperatures for the three and six months ended December 31, 2015, respectively, as compared with 105% and 103% of normal temperatures in the 2014 periods. A heating degree day is each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  Normal temperatures are based on historical thirty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

For the three months ended December 31, 2015, consolidated gross margins decreased $1,205,000 (12%), as compared to the same period in the prior year, due to decreased regulated and non-regulated gross margins. Regulated gross margins decreased as a result of decreased volumes sold to our regulated customers as a result of warmer weather, as compared to the prior year. Partially offsetting the decrease are increased rates billed through both our weather normalization tariff and our pipe replacement program tariff. Non-regulated gross margins decreased as a result of decreased gross margins on natural gas sales and natural gas liquids. Gross margins on non-regulated natural gas sales decreased due to decreased sales prices partially offset by decreased natural gas costs. Gross margins on the sale of natural gas liquids decreased due to decreased sales prices.

For the six months ended December 31, 2015, consolidated gross margins decreased $1,630,000 (10%), as compared to the same period in the prior year, due to decreased non-regulated and regulated gross margins. Non-regulated gross margins decreased as a result of decreased gross margins on natural gas liquids and natural gas sales. Gross margins on the sale of natural gas liquids decreased due to decreased sales prices and decreased volumes of natural gas liquids sold resulting from an outage for repairs and maintenance at our processing plant. Gross margins on non-regulated natural gas sales decreased due to decreased sales prices partially offset by decreased natural gas costs. Regulated gross margins decreased as a result of decreased volumes sold to our regulated customers due to warmer weather. Partially offsetting the decreased volumes are increased rates billed through both our weather normalization tariff and our pipe replacement program tariff.

Operating Expenses

For the three months ended December 31, 2015, taxes other than income taxes increased $153,000 (26%), as compared to the same period in the prior year, due to increased property taxes resulting from an increase in the assessed value of our property. For the six months ended December 31, 2015, there were no significant changes in taxes other than income taxes, as compared to the same period in the prior year.

For the three and six months ended December 31, 2015, there were no significant changes in operation and maintenance and depreciation and amortization, as compared to the same periods in the prior year.

Other Income and Deductions, Net

For the three and six months ended December 31, 2015, there were no significant changes in other income and deductions, net, as compared to the same period in the prior year.

Interest Expense

For the three and six months ended December 31, 2015, there were no significant changes in interest expense, as compared to the same period in the prior year.

Income Tax Expense

For the three and six months ended December 31, 2015, income taxes decreased $525,000 (33%) and $648,000 (46%), respectively, as compared to the same periods in the prior year, due to decreases in our net income before income taxes. For the three and six months ended December 31, 2015, there were no significant changes in our effective tax rate, as compared to the same period in the prior year.

Basic and Diluted Earnings Per Common Share

For the three and six months ended December 31, 2015, our basic and diluted earnings per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings per common share is set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of December 31, 2015, we had forward purchase contracts through May, 2017 totaling $1,204,000, which are at fixed prices and thus are not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of December 31, 2015 or June 30, 2015, nor did we have any borrowings on our bank line of credit during the six months ended December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
(i)	Document and Entity Information;
(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended December 31, 2015 and 2014;
(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2015 and 2014;
(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2015 and June 30, 2015;
(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the six months ended December, 2015 and 2014; and
(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

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

DATE: February 5, 2016	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)