Form 10-Q
period 2016-09-30
DELTA NATURAL GAS CO INC
filed 2016-11-04
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, Delta Natural Gas Company, Inc. had 7,116,381 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015

OPERATING REVENUES
Regulated revenues	$5,843,081	$5,833,925
Non-regulated revenues	4,665,116	4,559,498
Total operating revenues	$10,508,197	$10,393,423

OPERATING EXPENSES
Regulated natural gas	$1,006,577	$986,623
Non-regulated natural gas	3,745,691	3,654,917
Operation and maintenance	3,730,086	3,489,044
Depreciation and amortization	1,605,924	1,642,013
Taxes other than income taxes	680,315	753,375
Total operating expenses	$10,768,593	$10,525,972

OPERATING INCOME (LOSS)	$(260,396)	$(132,549)

OTHER INCOME (EXPENSE)	58,040	(79,160)

INTEREST CHARGES	624,732	641,935

NET INCOME (LOSS) BEFORE INCOME TAXES	$(827,088)	$(853,644)

INCOME TAX EXPENSE (BENEFIT)	(369,103)	(329,187)

NET INCOME (LOSS)	$(457,985)	$(524,457)

EARNINGS (LOSS) PER COMMON SHARE (Note 11)
Basic and Diluted	$(.06)	$(.08)

DIVIDENDS DECLARED PER COMMON SHARE	$.2075	$.205

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(457,985)	$(524,457)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,663,525	1,701,213
Deferred income taxes and investment tax credits	1,112,913	660,622
Change in cash surrender value of officer's life insurance	(12,690)	22,275
Share-based compensation	264,004	245,987
Excess tax benefit (deficiency) from share-based compensation	42,603	(5,508)
Increase in assets	(5,704,235)	(4,289,597)
Increase (decrease) in liabilities	601,609	(737,332)

Net cash used in operating activities	$(2,490,256)	$(2,926,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(2,289,241)	$(2,125,746)
Proceeds from sale of property, plant and equipment	40,965	133,571

Net cash used in investing activities	$(2,248,276)	$(1,992,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(1,476,423)	$(1,453,344)
Issuance of common shares	141,096	147,731
Payment of tax withholdings on share-based compensation	(266,005)	(240,900)

Net cash used in financing activities	$(1,601,332)	$(1,546,513)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,339,864)	$(6,465,485)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,606,567	16,924,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,266,703	$10,458,793

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2016	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,266,703	$18,606,567
Accounts receivable, less accumulated allowances
for doubtful accounts of $237,000 and $301,000, respectively	5,485,048	4,741,595
Natural gas in storage, at average cost	5,731,145	3,289,920
Deferred natural gas costs	1,745,334	674,077
Materials and supplies, at average cost	552,372	544,342
Prepayments	4,369,291	3,051,665
Total current assets	$30,149,893	$30,908,166

PROPERTY, PLANT AND EQUIPMENT	$243,633,752	$241,833,771
Less-Accumulated provision for depreciation	(105,490,527)	(104,192,898)
Net property, plant and equipment	$138,143,225	$137,640,873

OTHER ASSETS
Cash surrender value of life insurance	$427,675	$414,985
Regulatory assets	19,123,684	18,881,126
Other non-current assets	1,070,379	1,033,979
Total other assets	$20,621,738	$20,330,090

Total assets	$188,914,856	$188,879,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	September 30,	June 30,
	2016	2016

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,917,117	$4,200,298
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	2,061,204	1,584,675
Customers' deposits	596,252	618,137
Accrued interest on debt	110,220	111,825
Accrued vacation	769,839	756,138
Other current liabilities	690,486	585,342
Total current liabilities	$10,645,118	$9,356,415

LONG-TERM DEBT	$50,424,397	$50,422,796

LONG-TERM LIABILITIES
Deferred income taxes	$44,533,968	$43,405,098
Regulatory liabilities	1,117,554	1,138,141
Accrued pension	1,161,791	1,833,780
Asset retirement obligations	3,985,628	3,917,585
Other long-term liabilities	1,114,744	1,078,345
Total long-term liabilities	$51,913,685	$51,372,949

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$112,983,200	$111,152,160

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized; 7,116,381 and 7,087,762 shares
outstanding at September 30, 2016 and June 30,
2016, respectively	$7,116,381	$7,087,762
Premium on common shares	49,583,018	49,472,542
Retained earnings	19,232,257	21,166,665
Total shareholders' equity	$75,931,656	$77,726,969

Total liabilities and shareholders' equity	$188,914,856	$188,879,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2016
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,087,762	$49,472,542	$21,166,665	$77,726,969
Net income (loss)	—	—	(457,985)	(457,985)
Issuance of common shares	5,915	135,181	—	141,096
Issuance of common shares under the
incentive compensation plan, net of cancellations	22,704	(288,709)	—	(266,005)
Share-based compensation expense	—	264,004	—	264,004
Dividends on common shares	—	—	(1,476,423)	(1,476,423)

Balance, end of period	$7,116,381	$49,583,018	$19,232,257	$75,931,656

	Three Months Ended September 30, 2015
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,026,500	$48,735,608	$21,459,546	$77,221,654
Net income (loss)	—	—	(524,457)	(524,457)
Issuance of common shares	7,222	140,509	—	147,731
Issuance of common shares under the
incentive compensation plan, net of cancellations	31,210	(272,110)	—	(240,900)
Share-based compensation expense	—	245,987	—	245,987
Excess tax benefit from share-based compensation	—	(5,508)	—	(5,508)
Dividends on common shares	—	—	(1,453,344)	(1,453,344)

Balance, end of period	$7,064,932	$48,844,486	$19,481,745	$75,391,163

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended September 30, 2016 and 2015 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably.  Most construction activity and natural gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

Recently Adopted Pronouncements

In March, 2016, the Financial Accounting Standards Board issued guidance simplifying the accounting and disclosure requirements for share-based compensation, including the income tax consequences, classification of the awards as equity or liability and classification on the statement of cash flows. The guidance is effective for our quarter ending September 30, 2017; however, we have elected early adoption.

The guidance changed the accounting for excess tax benefits and deficiencies, where previously the difference in compensation cost recognized for financial reporting purposes versus the deduction on the corporate tax return was recognized as additional paid-in capital to the extent the cumulative tax benefits exceeded tax deficiencies. Effective July 1, 2016, on a prospective basis, we recognize the effect of vested awards as discrete items in the period in which they occur with excess tax benefits and deficiencies recognized in the Condensed Consolidated Statement of Income (Loss) as an adjustment to income tax expense (benefit). We do not have any previously unrecognized excess tax benefits which require a cumulative effect adjustment upon adoption. The guidance also requires the classification of excess tax benefits and deficiencies as an operating activity on the Condensed Consolidated Statement of Cash Flows, which has been adopted retrospectively and resulted in an immaterial reclassification between financing activities and operating activities on the Condensed Consolidated Statement of Cash Flows.

Entities may elect an accounting policy for forfeitures where they can either continue the current method of recognizing forfeitures based on the number of awards expected to vest or as forfeitures occur. We have elected to recognize forfeitures as they occur. The adoption of this accounting policy did not result in a cumulative effect adjustment.

The threshold increased for an award to qualify for equity classification where shares are redeemed to meet statutory withholding obligations. Shares can now be redeemed up to the maximum statutory tax rates in the applicable jurisdiction, rather than the minimum statutory tax rates. The adoption of this guidance did not result in a change in classification of the award requiring a cumulative effect adjustment.

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

	September 30,	June 30,
($000)	2016	2016

Trust assets
Money market	48	44
U.S. equity securities	447	435
Foreign equity funds	181	168
U.S. fixed income funds	226	223
Foreign fixed income funds	20	19
Absolute return strategy mutual funds	148	145
Total trust assets	1,070	1,034

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

	September 30,		June 30,
	2016		2016
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	51,924	55,979	51,923	55,324

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

We bill our regulated sales of natural gas at tariff rates approved by the Kentucky Public Service Commission. Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated natural gas on the accompanying Condensed Consolidated Statements of Income (Loss). Unbilled revenues are included in accounts receivable on the Condensed Consolidated Balance Sheets. As of September 30, 2016 and June 30, 2016, unbilled natural gas costs are included in deferred natural gas costs on the accompanying Condensed Consolidated Balance Sheets. Unbilled amounts include the following:

	September 30,	June 30,
(000)	2016	2016

Unbilled revenues ($)	1,462	1,452
Unbilled natural gas costs ($)	359	319
Unbilled volumes (Mcf)	62	63

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended September 30, 2016 and 2015, include the following:

	Three Months Ended
	September 30,
($000)	2016	2015

Service cost	255	251
Interest cost	263	289
Expected return on plan assets	(406)	(409)
Amortization of unrecognized net loss	237	94
Amortization of prior service cost	(21)	(22)
Net periodic benefit cost	328	203

In August, 2016 and October, 2016 discretionary contributions of $1,000,000 and $500,000 were made, respectively, to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of September 30, 2016 and June 30, 2016.  The bank line of credit extends through June 30, 2017 and we anticipate renewal of this line by June 30, 2017. The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2017	1,500
2018	1,500
2019	1,500
2020	1,500
2021	1,500
Thereafter	44,500
Total long-term debt	52,000

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

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.7 million of wages would be paid in addition to continuation of specified benefits for up to five years. Additionally, the agreements provide for a gross-up of excise taxes levied on such payments. If all agreements were exercised by the officers, approximately $14.8 million would be paid, which includes wages, benefits, unvested shares awarded under our Incentive Compensation Plan and any tax gross-ups.

We are not a party to any material pending legal proceedings.

As of September 30, 2016, we have entered into forward purchase agreements for a portion of our non-regulated segment's natural gas purchases through December, 2017.  The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreements have aggregate minimum purchase obligations of $582,000 and $103,000 for our fiscal years ended June 30, 2017 and June 30, 2018, respectively.

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

The reportable segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2016.  Intersegment revenues and expenses represent the natural gas transportation costs from the regulated segment to the non-regulated segment at our tariff rates.  Operating expenses, taxes and interest are allocated to the non-regulated segment.

Segment information is shown in the following table:

	Three Months Ended
	September 30,
($000)	2016	2015
Operating Revenues
Regulated
External customers	5,843	5,834
Intersegment	653	671
Total regulated	6,496	6,505
Non-regulated
External customers	4,665	4,559

Eliminations for intersegment	(653)	(671)
Consolidated operating revenues	10,508	10,393

Net Income (Loss)
Regulated	(498)	(517)
Non-regulated	40	(7)
Consolidated net income (loss)	(458)	(524)

(11)          Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	September 30,
	2016	2015
Numerator - Basic and Diluted ($000)
Net income (loss)	(458)	(524)
Dividends paid	(1,476)	(1,453)
Undistributed earnings (loss) (a)	(1,934)	(1,977)

Allocated to common shares:
Undistributed earnings (loss) (a)	(1,934)	(1,977)
Dividends paid (b)	1,476	1,447
Earnings (loss) allocated to common shares	(458)	(530)

Denominator - Basic and Diluted
Weighted average common shares (c)	7,101,842	7,044,462

Earnings (Loss) per Common Share - Basic and Diluted ($)	(.06)	(.08)

(a) Percentage allocated to common shares:

Weighted average:
Common shares outstanding	7,101,842	7,044,462
Unvested participating shares outstanding (d)	—	—
Total	7,101,842	7,044,462

Percentage allocated to common shares	100.0%	100.0%

Undistributed earnings (loss) ($000)	(1,934)	(1,977)

Allocated to common shares	(1,934)	(1,977)

(b) Represents dividends paid on common shares, exclusive of unvested participating shares.

(c) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (d). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings (loss) per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of September 30, 2016, and 2015 there were 41,000 and 39,000 unvested non-participating shares outstanding, respectively, which were not dilutive as the underlying performance condition has not been met.

(d) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings (loss) per share using the two-class method unless the effect of including such shares would be antidilutive. As of September 30, 2016 and 2015 there were 4,000 and 30,300 unvested participating shares outstanding, respectively, which were excluded from the computation of earnings (loss) allocated to common shares, as the holders of the unvested participating shares do not have a contractual obligation to share in losses.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of September 30, 2016, approximately 751,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market. Upon vesting, the plan allows for withholding a number of shares equal in fair value to the taxes required to satisfy statutory withholding requirements.

Compensation expense for share-based compensation is recorded in operation and maintenance expense in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. Forfeitures of awards are recognized as they occur. For the three months ended September 30, 2016 and 2015, share-based compensation expense was $264,000 and $246,000, respectively.

To the extent the cumulative deduction for income tax purposes exceeds the cumulative compensation expense recognized for financial reporting purposes, the excess tax benefits can be utilized to offset tax deficiencies related to share-based compensation in subsequent periods. For the three months ended September 30, 2016 and 2015, immaterial differences between compensation expense for financial reporting purposes and income tax purposes were recognized.

Stock Awards

For the three months ended September 30, 2016, common stock was awarded to Delta's eight outside directors having a grant date fair value of $247,000 (9,600 shares).  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the three months ended September 30, 2016 and 2015, performance shares were awarded to the Company's executive officers having grant date fair values of $1,056,000 (41,000 shares) and $787,000 (39,000 shares), respectively. The performance shares vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  Unvested shares of executive officers while still employed by the Company will fully vest upon them attaining the age of sixty-seven. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders or a change in control. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of September 30, 2016 and 2015, there were 4,000 and 30,300 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended September 30, 2016 and 2015, compensation expense related to the performance shares was $17,000 and $77,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE SEPTEMBER 30, 2016 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the three months ended September 30, 2016. Our Company has two segments, a regulated segment and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marketing and production activities and the sales of natural gas liquids.

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

The results of our quarter ended September 30, 2016 are consistent with the same period in the prior year. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

Future profitability of the regulated segment is contingent on the adequate and timely adjustment of the rates we charge our regulated customers.  The Kentucky Public Service Commission sets these rates. We monitor our need to file for a general rate increase for our regulated services with the Kentucky Public Service Commission, which has historically utilized cost-of-service rate making where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. Rate base consists primarily of our regulated segment's property, plant and equipment, natural gas in storage and unamortized debt expense offset by accumulated depreciation and certain deferred income taxes. The regulated segment's largest expense is natural gas, which we are permitted to pass through to our customers. We manage remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large-volume customers and the market prices of natural gas and natural gas liquids, all of which are beyond our control.  We anticipate our non-regulated segment will continue to contribute to our consolidated net income for the remainder of fiscal 2017. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated gross margins related to our natural gas marketing activities.  However, if natural gas prices decrease, we would expect a decrease in our non-regulated gross margins related to our natural gas marketing activities.  We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amount of liquids extracted and the prices for any such liquids as determined by a national non-regulated market.

LIQUIDITY AND CAPITAL RESOURCES
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occur during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2017 and permits borrowings up to $40,000,000.  We anticipate renewal of the line by June 30, 2017. There were no borrowings outstanding on the bank line of credit as of September 30, 2016 or June 30, 2016.

Cash and cash equivalents were $12,267,000 at September 30, 2016, as compared with $18,607,000 at June 30, 2016.  The changes in cash and cash equivalents are summarized in the following table:

	Three Months Ended
	September 30,
($000)	2016	2015

Used in operating activities	(2,490)	(2,927)
Used in investing activities	(2,248)	(1,992)
Used in financing activities	(1,601)	(1,546)
Decrease in cash and cash equivalents	(6,339)	(6,465)

                For the three months ended September 30, 2016, cash used in operating activities decreased $437,000 (15%), as compared to the same period in the prior year, due to decreased cash paid for natural gas, which was partially offset by decreased cash received from customers, increased contributions to our deferred benefit pension plan and other increased operating expenses.

Changes in cash used in investing activities results primarily from changes in the level of capital expenditures between years.

For the three months ended September 30, 2016, there were no significant changes in cash used in financing activities, as compared to the same period in the prior year.

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

With our bank line of credit and Series A Notes, we have agreed to certain financial covenants.  Noncompliance with these covenants can make the obligation immediately due and payable, as further discussed in our Annual Report on Form 10-K for the year ended June 30, 2016.  A default on the performance of any single obligation incurred in connection with our borrowings simultaneously creates an event of default with our bank line of credit and the Series A Notes.  We were in compliance with the covenants under our bank line of credit and Series A Notes for all periods presented in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Operating Revenues and Purchased Natural Gas

Our operating revenues are derived primarily from the sale of natural gas, the sale of natural gas liquids and the provision of natural gas transportation services. Our operating revenues are significantly impacted by the price we pay for natural gas. Therefore, we view gross margins as an important performance measure of the core profitability of our operations and believe that investors benefit from having access to the same financial measures that our management uses. We define "gross margins" as natural gas sales less the corresponding natural gas expenses, plus transportation, natural gas liquids and other revenues. Gross margins can be derived directly from our Condensed Consolidated Statements of Income (Loss), included in Item 1. Financial Statements, as follows:

	Three Months Ended
	September 30,
($000)	2016	2015

Operating revenues	10,508	10,393
Regulated natural gas	(1,007)	(987)
Non-regulated natural gas	(3,746)	(3,655)

Consolidated gross margins	5,755	5,751

Operating Income (Loss), as presented in the Condensed Consolidated Statements of Income (Loss), is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP").  Gross margin is a "non-GAAP financial measure", as defined in accordance with SEC rules.

Natural gas prices are determined by a non-regulated national market. Therefore, the prices that we pay for natural gas fluctuate with national supply and demand. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for discussion of our forward contracts.

In the following table we set forth significant variations in our gross margins for the three months ended September 30, 2016, compared with the same periods in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income (Loss).

2016 compared to 2015
Three Months Ended
($000)	September 30

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	51
Natural gas transportation	(75)
Other	(5)
Intersegment elimination (a)	18
Total	(11)

Non-regulated segment
Natural gas sales	(18)
Natural gas liquids	59
Other	(8)
Intersegment elimination (a)	(18)
Total	15

Increase in consolidated gross margins	4

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	6
Natural gas transportation (Mcf)	(2)

Non-regulated segment
Natural gas sales (Mcf)	1
Natural gas liquids (gallons)	40

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

For the three months ended September 30, 2016, there were no significant changes in gross margins, as compared to the same period in the prior year.

Operating Expenses

For the three months ended September 30, 2016, operation and maintenance expense increased $241,000 (7%) due to increases in both outside professional services and pension expense, as compared to the same period in the prior year.

For the three months ended September 30, 2016, there were no significant changes in depreciation and amortization, taxes other than income taxes, and interest charges, as compared to the same periods in the prior year.

Other Income (Expense)

For the three months ended September 30, 2016, other income (expense) increased $137,000 (173%), as compared to the same period in the prior year due to an increase in earnings from the supplemental retirement trust. The increase in earnings from the supplemental retirement trust was offset by an increase in operating expense resulting from a corresponding change in the liability of the trust.

Income Tax Expense (Benefit)

For the three months ended September 30, 2016, there were no significant changes in income tax expense (benefit), as compared to the same period in the prior year. For the three months ended September 30, 2016, our effective tax rate was impacted by the vesting of shares issued under our Incentive Compensation Plan, as the deduction for income tax purposes exceeded the compensation expense recognized for financial reporting purposes.

Basic and Diluted Earnings (Loss) Per Common Share

For the three months ended September 30, 2016, our basic and diluted earnings (loss) per common share changed, as compared to the same period in the prior year, as a result of the change in our net income (loss) and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings (loss) per common share is set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of September 30, 2016, we had forward purchase contracts through December, 2017 totaling $685,000, which are at fixed prices and thus are not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of September 30, 2016 or June 30, 2016, nor did we have any borrowings on our bank line of credit during the three months ended September 30, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
	(i)	Document and Entity Information;
	(ii)	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three months ended September 30, 2016 and 2015;
	(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2016 and 2015;
	(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and June 30, 2016;
	(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the three months ended September 30, 2016 and 2015; and
	(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 4, 2016	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)