Form 10-Q
period 2016-12-31
DELTA NATURAL GAS CO INC
filed 2017-02-03
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of December 31, 2016, Delta Natural Gas Company, Inc. had 7,123,648 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

OPERATING REVENUES
Regulated revenues	$12,045,394	$10,873,770	$17,888,475	$16,707,695
Non-regulated revenues	6,891,449	5,799,577	11,556,565	10,359,075
Total operating revenues	$18,936,843	$16,673,347	$29,445,040	$27,066,770

OPERATING EXPENSES
Regulated natural gas	$3,768,335	$3,071,226	$4,774,912	$4,057,849
Non-regulated natural gas	4,963,733	4,389,391	8,709,423	8,044,307
Operation and maintenance	3,412,329	3,415,406	7,142,415	6,904,450
Depreciation and amortization	1,596,162	1,570,646	3,202,085	3,212,659
Taxes other than income taxes	662,528	748,199	1,342,843	1,501,575
Total operating expenses	$14,403,087	$13,194,868	$25,171,678	$23,720,840

OPERATING INCOME	$4,533,756	$3,478,479	$4,273,362	$3,345,930

OTHER INCOME (EXPENSE)	12,280	44,247	70,319	(34,913)

INTEREST CHARGES	622,677	639,936	1,247,409	1,281,871

NET INCOME BEFORE INCOME TAXES	$3,923,359	$2,882,790	$3,096,272	$2,029,146

INCOME TAX EXPENSE	1,479,756	1,079,439	1,110,653	750,252

NET INCOME	$2,443,603	$1,803,351	$1,985,619	$1,278,894

EARNINGS PER COMMON SHARE (Note 11)
Basic and Diluted	$.34	$.25	$.28	$.18

DIVIDENDS DECLARED PER COMMON SHARE	$.2075	$.205	$.415	$.41

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,985,619	$1,278,894
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,317,085	3,330,959
Deferred income taxes and investment tax credits	1,244,073	762,097
Change in cash surrender value of officer's life insurance	(15,689)	9,312
Share-based compensation	273,394	314,734
Excess tax benefit (deficiency) from share-based compensation	42,603	(5,508)
Increase in assets	(9,120,847)	(5,874,845)
Increase (decrease) in liabilities	1,008,543	(57,058)

Net cash used in operating activities	$(1,265,219)	$(241,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(4,130,279)	$(3,489,892)
Proceeds from sale of property, plant and equipment	92,541	155,987
Other	(60,000)	(60,000)

Net cash used in investing activities	$(4,097,738)	$(3,393,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(2,954,565)	$(2,908,171)
Issuance of common shares	334,088	344,865
Payment of tax withholdings on share-based compensation	(266,005)	(240,900)
Repayment of long-term debt	(1,500,000)	(1,500,000)

Net cash used in financing activities	$(4,386,482)	$(4,304,206)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,749,439)	$(7,939,526)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,606,567	16,924,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,857,128	$8,984,752

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2016	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,857,128	$18,606,567
Accounts receivable, less accumulated allowances
for doubtful accounts of $143,000 and $301,000, respectively	10,457,306	4,741,595
Natural gas in storage, at average cost	4,726,453	3,289,920
Deferred natural gas costs	2,065,988	674,077
Materials and supplies, at average cost	551,517	544,342
Prepayments	3,381,196	3,051,665
Total current assets	$30,039,588	$30,908,166

PROPERTY, PLANT AND EQUIPMENT	$245,190,342	$241,833,771
Less-Accumulated provision for depreciation	(106,939,943)	(104,192,898)
Net property, plant and equipment	$138,250,399	$137,640,873

OTHER ASSETS
Cash surrender value of life insurance	$430,674	$414,985
Regulatory assets	19,226,014	18,881,126
Other non-current assets	1,133,957	1,033,979
Total other assets	$20,790,645	$20,330,090

Total assets	$189,080,632	$188,879,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	December 31,	June 30,
	2016	2016

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,205,461	$4,200,298
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	2,193,080	1,584,675
Customers' deposits	735,201	618,137
Accrued interest on debt	108,092	111,825
Accrued vacation	642,445	756,138
Other current liabilities	640,171	585,342
Total current liabilities	$11,024,450	$9,356,415

LONG-TERM DEBT	$48,925,996	$50,422,796

LONG-TERM LIABILITIES
Deferred income taxes	$44,681,084	$43,405,098
Regulatory liabilities	1,126,567	1,138,141
Accrued pension	989,802	1,833,780
Asset retirement obligations	4,054,909	3,917,585
Other long-term liabilities	1,178,324	1,078,345
Total long-term liabilities	$52,030,686	$51,372,949

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$111,981,132	$111,152,160

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized; 7,123,648 and 7,087,762 shares
outstanding at December 31, 2016 and June 30,
2016, respectively	$7,123,648	$7,087,762
Premium on common shares	49,778,133	49,472,542
Retained earnings	20,197,719	21,166,665
Total shareholders' equity	$77,099,500	$77,726,969

Total liabilities and shareholders' equity	$189,080,632	$188,879,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2016
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,087,762	$49,472,542	$21,166,665	$77,726,969
Net income	—	—	1,985,619	1,985,619
Issuance of common shares	13,182	320,906	—	334,088
Issuance of common shares under the
incentive compensation plan, net of cancellations
to satisfy tax withholding obligations	22,704	(288,709)	—	(266,005)
Share-based compensation expense	—	273,394	—	273,394
Dividends on common shares	—	—	(2,954,565)	(2,954,565)

Balance, end of period	$7,123,648	$49,778,133	$20,197,719	$77,099,500

	Six Months Ended December 31, 2015
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,026,500	$48,735,608	$21,459,546	$77,221,654
Net income	—	—	1,278,894	1,278,894
Issuance of common shares	16,670	328,195	—	344,865
Issuance of common shares under the
incentive compensation plan, net of cancellations
to satisfy tax withholding obligations	31,210	(272,110)	—	(240,900)
Share-based compensation expense	—	314,734	—	314,734
Excess tax benefit from share-based compensation	—	(5,508)	—	(5,508)
Dividends on common shares	—	—	(2,908,171)	(2,908,171)

Balance, end of period	$7,074,380	$49,100,919	$19,830,269	$76,005,568

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended December 31, 2016 and 2015 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the smallest proportion of cash from operations during the warmer months, when sales volumes decrease considerably. Most construction activity and natural gas storage injections take place during these warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2016.

(2)    Accounting Pronouncements

Recently Issued Pronouncements

In May, 2014, the Financial Accounting Standards Board issued guidance revising the principles and standards for revenue recognition. The guidance creates a framework for recognizing revenue to improve comparability of revenue recognition practices across entities and industries focusing on when a customer obtains control of goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity recognizes revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from applicable contracts, including any significant judgments. Entities will generally be required to make more estimates and use more judgment under the new standard. The guidance is effective for our quarter ending September 30, 2018.

As of December 31, 2016, we are evaluating our sources of revenue and are assessing the effect that the new guidance will have on our financial position, results of operations and cash flows. The conclusion of our assessment is contingent, in part, upon the completion of deliberations currently in progress by our industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants. In association with this undertaking, the American Institute of Certified Public Accountants formed a number of industry task forces, including a Power & Utilities Task Force.

Currently, the industry is working with the Task Force to address several items including 1) the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers; 2) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset and 3) the accounting for alternative revenue programs, such as performance-based ratemaking. Existing alternative revenue program guidance, though excluded by the Financial Accounting Standards Board in updating specific guidance associated with revenue from contracts with customers, was continued without substantial modification. It will require separate presentation of such revenues (subject to the above-noted deliberations) in the statement of comprehensive income, effective at the same time that updated guidance associated with revenue from contracts with customers becomes effective.

Currently, a timeline for the resolution of these deliberations has not been established. Additionally, we are actively working with our peers in the rate-regulated natural gas industry to conclude on the accounting treatment for several other issues that are not expected to be addressed by the Power & Utilities Task Force. Given the uncertainty with respect to the conclusions that might arise from these deliberations, we are currently unable to determine the effect the new guidance will have on our financial position, results of operations, cash flows, business processes or the transition method we will utilize to adopt the new guidance.

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

            In February, 2016, the Financial Accounting Standards Board issued guidance revising the principles and standards for recognizing leases. The guidance requires a lessee to recognize on the statement of financial position a liability for the lease payments and a right-of-use asset representing the lessee's right to use the underlying asset for the lease term. The recognition and measurement of lease expenses have not significantly changed from previous guidance. The guidance is effective for our quarter ending September 30, 2018 and we are evaluating the impact the guidance is expected to have on our results of operations, financial position and cash flows.

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

The guidance changed the accounting for excess tax benefits and deficiencies, where previously the difference in compensation cost recognized for financial reporting purposes versus the deduction on the corporate tax return was recognized as additional paid-in capital to the extent the cumulative tax benefits exceeded tax deficiencies. Effective July 1, 2016, on a prospective basis, we recognize the effect of vested awards as discrete items in the period in which they occur with excess tax benefits and deficiencies recognized in the Condensed Consolidated Statements of Income as an adjustment to income tax expense. We do not have any previously unrecognized excess tax benefits which require a cumulative effect adjustment upon adoption. The guidance also requires the classification of excess tax benefits and deficiencies as an operating activity on the Condensed Consolidated Statements of Cash Flows, which has been adopted retrospectively and resulted in an immaterial reclassification between financing activities and operating activities on the Condensed Consolidated Statements of Cash Flows.

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

	December 31,	June 30,
($000)	2016	2016

Trust assets
Money market	125	44
U.S. equity securities	449	435
Foreign equity funds	170	168
U.S. fixed income funds	223	223
Foreign fixed income funds	20	19
Absolute return strategy mutual funds	147	145
Total trust assets	1,134	1,034

The carrying amounts of our other financial instruments including cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value.

Our Series A Notes, presented as long-term debt as well as the current portion of long-term debt on the Condensed Consolidated Balance Sheets, are stated at historical cost, net of unamortized debt issuance costs. The fair value of our long-term debt is based on the expected future cash flows of the debt discounted using a credit adjusted risk-free rate.  The credit adjusted risk-free rate for our 4.26% Series A Notes is the estimated cost to borrow a debt instrument with the same terms from a private lender at the measurement date.  The fair value of our long-term debt is categorized as Level 3 in the fair value hierarchy.

	December 31,		June 30,
	2016		2016
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	50,426	51,462	51,923	55,324

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

We bill our regulated sales of natural gas at tariff rates approved by the Kentucky Public Service Commission. Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated natural gas on the accompanying Condensed Consolidated Statements of Income. Unbilled revenues are included in accounts receivable on the Condensed Consolidated Balance Sheets. As of December 31, 2016 and June 30, 2016, unbilled natural gas costs are included in deferred natural gas costs on the accompanying Condensed Consolidated Balance Sheets. Unbilled amounts include the following:

	December 31,	June 30,
(000)	2016	2016

Unbilled revenues ($)	5,057	1,452
Unbilled natural gas costs ($)	2,103	319
Unbilled volumes (Mcf)	480	63

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended December 31, 2016 and 2015, include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2016	2015	2016	2015

Service cost	255	251	510	502
Interest cost	263	289	526	578
Expected return on plan assets	(406)	(409)	(812)	(818)
Amortization of unrecognized net loss	237	94	474	188
Amortization of prior service cost	(21)	(22)	(42)	(44)
Net periodic benefit cost	328	203	656	406

In August, 2016 and October, 2016 discretionary contributions of $1,000,000 and $500,000 were made, respectively, to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of December 31, 2016 and June 30, 2016.  The bank line of credit extends through June 30, 2017 and we anticipate renewal of this line by June 30, 2017. The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%.

Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the remaining contractual maturities of our Series A Notes by fiscal year:

($000)
2017	—
2018	1,500
2019	1,500
2020	1,500
2021	1,500
Thereafter	44,500
Total long-term debt	50,500

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

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments or lump sum payments and the continuation of specified benefits over varying periods in certain cases following defined changes in ownership of the Company.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.7 million of wages would be paid in addition to continuation of specified benefits for up to five years. Additionally, the agreements provide for a reimbursement of excise taxes levied on such payments and a gross-up of income taxes attributable to the reimbursement. If all agreements were exercised by the officers, approximately $15.3 million would be paid, which includes wages, benefits, unvested shares awarded under our Incentive Compensation Plan and any tax gross-ups.

We are not a party to any material pending legal proceedings.

As of December 31, 2016, we have entered into forward purchase agreements for a portion of our non-regulated segment's natural gas purchases through December, 2017.  The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreements have aggregate minimum purchase obligations of $397,000 and $151,000 for our fiscal years ending June 30, 2017 and June 30, 2018, respectively.

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

Segment information is shown in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2016	2015	2016	2015
Operating Revenues
Regulated
External customers	12,046	10,873	17,888	16,708
Intersegment	919	918	1,572	1,590
Total regulated	12,965	11,791	19,460	18,298
Non-regulated
External customers	6,891	5,800	11,557	10,359

Eliminations for intersegment	(919)	(918)	(1,572)	(1,590)
Consolidated operating revenues	18,937	16,673	29,445	27,067

Net Income
Regulated	1,965	1,702	1,466	1,185
Non-regulated	479	101	520	94
Consolidated net income	2,444	1,803	1,986	1,279

(11)          Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator - Basic and Diluted ($000)
Net income	2,444	1,803	1,986	1,279
Dividends paid	(1,478)	(1,455)	(2,955)	(2,908)
Undistributed earnings (loss) (a)	966	348	(969)	(1,629)

Allocated to common shares:
Undistributed earnings (loss) (a)	965	347	(969)	(1,629)
Dividends paid (b)	1,477	1,449	2,953	2,896
Earnings allocated to common shares	2,442	1,796	1,984	1,266

Denominator - Basic and Diluted
Weighted average common shares (c)	7,119,169	7,067,864	7,109,666	7,054,910

Earnings per Common Share - Basic and Diluted ($)	.34	.25	.28	.18

(a) Percentage allocated to common shares:

Weighted average:
Common shares outstanding	7,119,169	7,067,864	7,109,666	7,054,910
Unvested participating shares outstanding (d)	3,999	30,300	—	—
Total	7,123,168	7,098,164	7,109,666	7,054,910

Percentage allocated to common shares	99.9%	99.6%	100.0%	100.0%

Undistributed earnings (loss) ($000)	966	348	(969)	(1,629)

Allocated to common shares	965	347	(969)	(1,629)

(b) Represents dividends paid on common shares, exclusive of unvested participating shares.

(c) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (d). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of December 31, 2016, and 2015 there were 41,000 and 39,000 unvested non-participating shares outstanding, respectively, which were not dilutive as the underlying performance conditions have not been met.

(d) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of December 31, 2016 and 2015 there were 4,000 and 30,300 unvested participating shares outstanding, respectively, which were excluded from the computation of earnings allocated to common shares, as the holders of the unvested participating shares do not have a contractual obligation to share in losses.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of December 31, 2016, approximately 751,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market. Upon vesting, the Plan allows for withholding a number of shares equal in fair value to the taxes required to satisfy statutory withholding requirements.

Compensation expense for share-based compensation is recorded in operation and maintenance expense in the Condensed Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period.  Fair value is the closing price of our common shares at the grant date.  The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director.  We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. Forfeitures of awards are recognized as they occur. For the three months ended December 31, 2016 and 2015, share-based compensation expense was $9,000 and $69,000, respectively. For the six months ended December 31, 2016 and 2015, share-based compensation expense was $273,000 and $315,000, respectively.

Stock Awards

For the six months ended December 31, 2016, common stock was awarded to Delta's eight outside directors having a grant date fair value of $247,000 (9,600 shares).  The recipients vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the six months ended December 31, 2016 and 2015, performance shares were awarded to the Company's executive officers having grant date fair values of $1,056,000 (41,000 shares) and $787,000 (39,000 shares), respectively. The performance shares vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  Unvested shares of executive officers while still employed by the Company will fully vest upon them attaining the age of sixty-seven. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders or a change in control. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of December 31, 2016 and 2015, there were 4,000 and 30,300 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. For the three months ended December 31, 2016 and 2015, compensation expense related to the performance shares was $9,000 and $69,000, respectively. For the six months ended December 31, 2016 and 2015, compensation expense related to the performance shares was $26,000 and $145,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE DECEMBER 31, 2016 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the six months ended December 31, 2016. Our Company has two segments, a regulated segment and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marketing and production activities and sales of natural gas liquids.

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

Consolidated earnings per common share for the six months ended December 31, 2016 of $.28 increased, as compared to $.18 in the prior year due to increased revenues, net of gas costs, from both our non-regulated and regulated segments (as further discussed in Results of Operations). Our non-regulated segment experienced increased revenues, net of gas costs, due to the sale of a portion of our non-regulated segment’s production inventory and increased sales prices, net of increased natural gas costs. Our regulated segment experienced increased revenues, net of gas costs, due to increased volumes sold due to weather that was colder than the prior year and due to increased billings under our pipe replacement program tariff. The results of operations for the period ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occur during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2017 and permits borrowings up to $40,000,000. We anticipate renewal of the line by June 30, 2017. There were no borrowings outstanding on the bank line of credit as of December 31, 2016 or June 30, 2016.

Cash and cash equivalents were $8,857,000 at December 31, 2016, as compared with $18,607,000 at June 30, 2016.  The changes in cash and cash equivalents are summarized in the following table:

	Six Months Ended
	December 31,
($000)	2016	2015

Used in operating activities	(1,265)	(241)
Used in investing activities	(4,098)	(3,394)
Used in financing activities	(4,386)	(4,304)
Decrease in cash and cash equivalents	(9,749)	(7,939)

                For the six months ended December 31, 2016, cash used in operating activities increased $1,024,000 (425%) due to increased contributions to our defined benefit retirement plan.

Changes in cash used in investing activities results primarily from changes in the level of capital expenditures between years.

For the six months ended December 31, 2016, there were no significant changes in cash used in financing activities, as compared to the same period in the prior year.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($000)	2016	2015	2016	2015

Operating revenues	18,937	16,673	29,445	27,067
Regulated natural gas	(3,768)	(3,071)	(4,775)	(4,058)
Non-regulated natural gas	(4,964)	(4,389)	(8,709)	(8,044)

Consolidated gross margins	10,205	9,213	15,961	14,965

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

In the following table we set forth significant variations in our gross margins for the six months ended December 31, 2016, compared with the same periods in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2016 compared to 2015
	Three Months Ended	Six Months Ended
($000)	December 31,	December 31,

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	376	426
Natural gas transportation	97	20
Other	4	(1)
Intersegment elimination (a)	(1)	18
Total	476	463

Non-regulated segment
Natural gas sales	446	431
Natural gas liquids	52	110
Other	17	10
Intersegment elimination (a)	1	(18)
Total	516	533

Increase in consolidated gross margins	992	996

Percentage increase (decrease) in volumes:
Regulated segment
Natural gas sales (Mcf)	29	25
Natural gas transportation (Mcf)	6	2

Non-regulated segment
Natural gas sales (Mcf)	(b)	(b)
Natural gas liquids (gallons)	(21)	1

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

(b)	Represents less than a 1% change in volumes for the period presented.

Heating degree days were 83% and 82% of the normal temperatures for the three and six months ended December 31, 2016, respectively, as compared with 68% and 67% of normal temperatures in the 2015 periods. A heating degree day is each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  Normal temperatures are based on historical thirty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

For the three months ended December 31, 2016, consolidated gross margins increased $992,000 (11%), as compared to the same period in the prior year, due to increased non-regulated and regulated gross margins of $516,000 and $476,000, respectively. Non-regulated gross margins increased as a result of increased gross margins on natural gas sales due to the sale of non-regulated production inventory and increased sales prices partially offset by increased natural gas prices. Regulated gross margins increased due to increased volumes of natural gas sold due to weather that was 22% colder than the prior year and increased rates billed through our pipe replacement program tariff.

For the six months ended December 31, 2016, consolidated gross margins increased $996,000 (7%), as compared to the same period in the prior year, due to increased non-regulated and regulated gross margins of $533,000 and $463,000, respectively. Non-regulated gross margins increased as a result of increased gross margins on natural gas sales due to the sale of non-regulated production inventory and increased sales prices partially offset by increased natural gas prices. Regulated gross margins increased due to increased volumes of natural gas sold due to weather which was 22% colder than the prior year and increased rates billed through our pipe replacement program tariff.

Operating Expenses

For the three and six months ended December 31, 2016, there were no significant changes in operation and maintenance expenses, depreciation and amortization and interest charges, as compared to the same periods in the prior year.

For the three months ended December 31, 2016, there were no significant changes in taxes other than income taxes, as compared to the same period in the prior year. For the six months ended December 31, 2016, taxes other than income taxes decreased $159,000 (11%), due to a decrease in the assessed value of our property.

Other Income (Expense)

For the three months ended December 31, 2016, there were no significant change in other income (expense), as compared to the same period in the prior year. For the six months ended December 31, 2016, other income (expense) increased $105,000 (301%), as compared to the same period in the prior year due to an increase in earnings from the supplemental retirement trust. The increase in earnings from the supplemental retirement trust was offset by an increase in operating expense resulting from a corresponding change in the liability of the trust.

Income Tax Expense

For the three and six months ended December 31, 2016, income tax expense increased $401,000 (37%) and $361,000 (48%), respectively, as compared to the same period in the prior year due to increases in our net income before income taxes. For the three and six months ended December 31, 2016, our effective tax rate was impacted by the vesting of shares issued under our Incentive Compensation Plan, as the deduction for income tax purposes exceeded the compensation expense recognized for financial reporting purposes.

Basic and Diluted Earnings Per Common Share

For the six months ended December 31, 2016, our basic and diluted earnings per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings per common share is set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of December 31, 2016, we had forward purchase contracts through December, 2017 totaling $548,000, which are at fixed prices and thus are not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of December 31, 2016 or June 30, 2016, nor did we have any borrowings on our bank line of credit during the six months ended December, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
	(i)	Document and Entity Information;
	(ii)	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three and six months ended December 31, 2016 and 2015;
	(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2016 and 2015;
	(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2016 and June 30, 2016;
	(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the six months ended December 31, 2016 and 2015; and
	(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 3, 2017	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)