Form 10-Q
period 2017-03-31
DELTA NATURAL GAS CO INC
filed 2017-05-05
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
______________

FORM 10-Q

______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 2017, Delta Natural Gas Company, Inc. had 7,128,471 shares of Common Stock outstanding.

DELTA NATURAL GAS COMPANY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

OPERATING REVENUES
Regulated revenues	$16,607,140	$17,193,029	$34,495,615	$33,900,724
Non-regulated revenues	10,179,807	9,009,433	21,736,372	19,368,508
Total operating revenues	$26,786,947	$26,202,462	$56,231,987	$53,269,232

OPERATING EXPENSES
Regulated natural gas	$6,014,847	$5,955,375	$10,789,759	$10,013,224
Non-regulated natural gas	6,962,082	6,929,237	15,671,505	14,973,544
Operation and maintenance	4,420,311	3,913,345	11,562,727	10,817,796
Depreciation and amortization	1,602,290	1,615,928	4,804,376	4,828,587
Taxes other than income taxes	794,392	704,309	2,137,235	2,205,884
Total operating expenses	$19,793,922	$19,118,194	$44,965,602	$42,839,035

OPERATING INCOME	$6,993,025	$7,084,268	$11,266,385	$10,430,197

OTHER INCOME (EXPENSE)	74,263	5,551	144,584	(29,362)

INTEREST CHARGES	607,465	624,722	1,854,874	1,906,592

NET INCOME BEFORE INCOME TAXES	$6,459,823	$6,465,097	$9,556,095	$8,494,243

INCOME TAX EXPENSE	2,439,303	2,481,656	3,549,956	3,231,908

NET INCOME	$4,020,520	$3,983,441	$6,006,139	$5,262,335

EARNINGS PER COMMON SHARE (Note 11)
Basic and Diluted	$.56	$.56	$.84	$.74

DIVIDENDS DECLARED PER COMMON SHARE	$.2075	$.205	$.6225	$.615

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,006,139	$5,262,335
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,975,376	5,004,487
Deferred income taxes and investment tax credits	1,515,947	1,168,847
Change in cash surrender value of officer's life insurance	(31,061)	15,605
Share-based compensation	282,784	383,482
Excess tax benefit (deficiency) from share-based compensation	42,603	(5,508)
Decrease (increase) in assets	(2,610,016)	1,477,572
Decrease in liabilities	(1,253,277)	(1,424,599)

Net cash provided by operating activities	$8,928,495	$11,882,221

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(5,411,662)	$(4,943,907)
Proceeds from sale of property, plant and equipment	134,783	249,163
Other	(60,000)	(60,000)

Net cash used in investing activities	$(5,336,879)	$(4,754,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common shares	$(4,433,721)	$(4,364,616)
Issuance of common shares	477,700	483,996
Payment of tax withholdings on share-based compensation	(266,005)	(263,044)
Repayment of long-term debt	(1,500,000)	(1,500,000)

Net cash used in financing activities	$(5,722,026)	$(5,643,664)

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	$(2,130,410)	$1,483,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,606,567	16,924,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,476,157	$18,408,091

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,476,157	$18,606,567
Accounts receivable, less accumulated allowances
for doubtful accounts of $219,000 and $301,000, respectively	10,191,762	4,741,595
Natural gas in storage, at average cost	755,720	3,289,920
Deferred natural gas costs	1,513,514	674,077
Materials and supplies, at average cost	548,180	544,342
Prepayments	1,561,416	3,051,665
Total current assets	$31,046,749	$30,908,166

PROPERTY, PLANT AND EQUIPMENT	$246,764,525	$241,833,771
Less-Accumulated provision for depreciation	(108,398,090)	(104,192,898)
Net property, plant and equipment	$138,366,435	$137,640,873

OTHER ASSETS
Cash surrender value of life insurance	$446,046	$414,985
Regulatory assets	19,235,666	18,881,126
Other non-current assets	1,184,034	1,033,979
Total other assets	$20,865,746	$20,330,090

Total assets	$190,278,930	$188,879,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	March 31,	June 30,
	2017	2016

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,901,298	$4,200,298
Current portion of long-term debt	1,500,000	1,500,000
Accrued taxes	1,178,093	1,584,675
Customers' deposits	727,962	618,137
Accrued interest on debt	108,030	111,825
Accrued vacation	731,278	756,138
Other current liabilities	631,208	585,342
Total current liabilities	$8,777,869	$9,356,415

LONG-TERM DEBT	$48,927,596	$50,422,796

LONG-TERM LIABILITIES
Deferred income taxes	$44,968,917	$43,405,098
Regulatory liabilities	1,139,021	1,138,141
Accrued pension	1,317,813	1,833,780
Asset retirement obligations	4,125,451	3,917,585
Other long-term liabilities	1,228,397	1,078,345
Total long-term liabilities	$52,779,599	$51,372,949

COMMITMENTS AND CONTINGENCIES (Note 8)
Total liabilities	$110,485,064	$111,152,160

SHAREHOLDERS' EQUITY
Common shares ($1.00 par value), 20,000,000 shares
authorized; 7,128,471 and 7,087,762 shares
outstanding at March 31, 2017 and June 30,
2016, respectively	$7,128,471	$7,087,762
Premium on common shares	49,926,312	49,472,542
Retained earnings	22,739,083	21,166,665
Total shareholders' equity	$79,793,866	$77,726,969

Total liabilities and shareholders' equity	$190,278,930	$188,879,129

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

DELTA NATURAL GAS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2017
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,087,762	$49,472,542	$21,166,665	$77,726,969
Net income	—	—	6,006,139	6,006,139
Issuance of common shares	18,005	459,695	—	477,700
Issuance of common shares under the
incentive compensation plan, net of cancellations
to satisfy tax withholding obligations	22,704	(288,709)	—	(266,005)
Share-based compensation expense	—	282,784	—	282,784
Dividends on common shares	—	—	(4,433,721)	(4,433,721)

Balance, end of period	$7,128,471	$49,926,312	$22,739,083	$79,793,866

	Nine Months Ended March 31, 2016
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of period	$7,026,500	$48,735,608	$21,459,546	$77,221,654
Net income	—	—	5,262,335	5,262,335
Issuance of common shares	22,859	461,137	—	483,996
Issuance of common shares under the
incentive compensation plan, net of cancellations
to satisfy tax withholding obligations	32,825	(295,869)	—	(263,044)
Share-based compensation expense	—	383,482	—	383,482
Excess tax benefit from share-based compensation	—	(5,508)	—	(5,508)
Dividends on common shares	—	—	(4,364,616)	(4,364,616)

Balance, end of period	$7,082,184	$49,278,850	$22,357,265	$78,718,299

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

All subsidiaries of Delta are included in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated.  All adjustments necessary for a fair presentation of the unaudited results of operations for the three and nine months ended March 31, 2017 and 2016 are included.  All such adjustments are accruals of a normal and recurring nature.

The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate the largest proportion of cash from operations during the winter months, when sales volumes increase considerably. Most construction activity and natural gas storage injections take place during the warmer months.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended June 30, 2016.

On February 20, 2017, we entered into an Agreement and Plan of Merger ("Merger Agreement") with PNG Companies, LLC ("PNG"), hereinafter referred to as the "Merger". For further information, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

As of March 31, 2017, we are evaluating our sources of revenue and are assessing the effect that the new guidance will have on our financial position, results of operations and cash flows. The conclusion of our assessment is contingent, in part, upon the completion of deliberations currently in progress by our industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants. In association with this undertaking, the American Institute of Certified Public Accountants formed a number of industry task forces, including a Power & Utilities Task Force ("Task Force").

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

Currently, a timeline for the resolution of these deliberations has not been established. Additionally, we are actively working with our peers in the rate-regulated natural gas industry to determine the accounting treatment for several other issues that are not expected to be addressed by the Task Force. Given the uncertainty with respect to the conclusions that might arise from these deliberations, we are currently unable to determine the effect the new guidance will have on our financial position, results of operations, cash flows, internal controls or the transition method we will utilize to adopt the new guidance.

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

            In February, 2016, the Financial Accounting Standards Board issued guidance revising the principles and standards for recognizing leases. The guidance requires a lessee to recognize on the statement of financial position a liability for the lease payments and a right-of-use asset representing the lessee's right to use the underlying asset for the lease term. The recognition and measurement of lease expenses have not significantly changed from previous guidance. The guidance is effective for our quarter ending September 30, 2018 and we are evaluating the impact the guidance is expected to have on our results of operations, financial position, cash flows and disclosures.

In March, 2017, the Financial Accounting Standards Board issued guidance to improve the recognition and presentation of net periodic pension cost. The guidance requires employers who sponsor defined benefit pension plans to disaggregate the service cost component of net periodic benefit cost from the other components of net periodic benefit cost in the income statement. The guidance also allows only the service cost component to be eligible for capitalization, which is a departure from current accounting guidance where all components of net periodic benefit cost are eligible for capitalization. The guidance is effective for our quarter ending September 30, 2018 and we are evaluating the impact the guidance is expected to have on our results of operations, financial position, cash flows, disclosures and internal controls.

Recently Adopted Pronouncements

In March, 2016, the Financial Accounting Standards Board issued guidance simplifying the accounting and disclosure requirements for share-based compensation, including income tax consequences, classification of the awards as equity or liability and classification on the statement of cash flows. The guidance is effective for our quarter ending September 30, 2017; however, we have elected early adoption.

The guidance changed the accounting for excess tax benefits and deficiencies, where previously the difference in compensation cost recognized for financial reporting purposes versus the deduction on the corporate tax return was recognized as additional paid-in capital to the extent the cumulative tax benefits exceeded tax deficiencies. Effective July 1, 2016, on a prospective basis, we began recognizing the effect of vested awards as discrete items in the period in which they occur with excess tax benefits and deficiencies recognized in the Condensed Consolidated Statements of Income as an adjustment to income tax expense. We do not have any previously unrecognized excess tax benefits which require a cumulative effect adjustment upon adoption. The guidance also requires the classification of excess tax benefits and deficiencies as an operating activity on the Condensed Consolidated Statements of Cash Flows, which has been adopted retrospectively and resulted in an immaterial reclassification between financing activities and operating activities on the Condensed Consolidated Statements of Cash Flows.

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

	March 31,	June 30,
($000)	2017	2016

Trust assets
Money market	39	44
U.S. equity securities	529	435
Foreign equity funds	233	168
U.S. fixed income funds	267	223
Foreign fixed income funds	23	19
Absolute return strategy mutual funds	93	145
Total trust assets	1,184	1,034

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

	March 31,		June 30,
	2017		2016
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	50,428	51,621	51,923	55,324

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

We bill our regulated sales of natural gas at tariff rates approved by the Kentucky Public Service Commission ("KYPSC"). Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in regulated revenues and unbilled natural gas costs are included in regulated natural gas on the accompanying Condensed Consolidated Statements of Income. Unbilled revenues are included in accounts receivable and unbilled natural gas costs are included in deferred natural gas costs on the accompanying Condensed Consolidated Balance Sheets. Unbilled amounts include the following:

	March 31,	June 30,
(000)	2017	2016

Unbilled revenues ($)	4,045	1,452
Unbilled natural gas costs ($)	1,633	319
Unbilled volumes (Mcf)	330	63

(6)    Defined Benefit Retirement Plan

Net periodic benefit costs for our trusteed, noncontributory defined benefit retirement plan for the periods ended March 31, 2017 and 2016, include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2017	2016	2017	2016

Service cost	255	251	765	753
Interest cost	263	289	789	867
Expected return on plan assets	(406)	(409)	(1,218)	(1,227)
Amortization of unrecognized net loss	237	94	711	282
Amortization of prior service cost	(21)	(22)	(63)	(66)
Net periodic benefit cost	328	203	984	609

In August, 2016 and October, 2016 discretionary contributions of $1,000,000 and $500,000, respectively, were made to the defined benefit retirement plan.

(7)	Debt Instruments

Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of March 31, 2017 and June 30, 2016.  The bank line of credit extends through June 30, 2017 and we anticipate renewal of this line by June 30, 2017. The interest rate on the used bank line of credit is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%.

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

Our Series A Notes preclude merger or consolidation with any other corporation without the consent of the Series A Note holders. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of the proposed Merger with PNG. We intend to seek such consent prior to closing.

(8)	Commitments and Contingencies

We have entered into an employment agreement with our Chairman of the Board, President and Chief Executive Officer and change in control agreements with our other four officers.  The agreements expire or may be terminated at various times.  The agreements provide for continuing monthly payments and the continuation of specified benefits over varying periods following defined changes in ownership of the Company if the officer is either terminated without cause during the term of the agreement or the officer terminates his employment because the officer cannot in good faith effectively carry out his duties.  In the event all of these agreements were exercised in the form of lump sum payments, approximately $4.7 million of wages would be paid in addition to continuation of specified benefits for up to five years. Additionally, the agreements provide for a reimbursement of excise taxes levied on such payments and a gross-up of income taxes attributable to the reimbursement. If all agreements were exercised by the officers, based on the $30.50 per share price offered by PNG, approximately $14.7 million would be paid, which includes wages, benefits, unvested shares awarded under our Incentive Compensation Plan and any tax gross-ups.

On April 13, 2017, a lawsuit related to the Merger was filed, Halberstam v. Delta Natural Gas Company, Inc. et al., in state circuit court in Clark County, Kentucky (“Halberstam Complaint”). On April 28, 2017, a lawsuit related to the Merger was filed, Parshall v. Delta Natural Gas Company, Inc. et al., in U.S. District Court for the Eastern District

of Kentucky (“Parshall Complaint”). The Halberstam Complaint alleges, among other things, that the Company's Board of Directors breached its fiduciary duties in relation to the Merger, including breaching its fiduciary duty of disclosure in the preliminary proxy statement filed with the SEC. The Parshall Complaint alleges, among other things, that the Company’s Board of Directors violated certain laws under the Securities Exchange Act of 1934 with the filing of a preliminary proxy statement containing materially false and misleading statements.  Both complaints seek, among other things, certification as a class action on behalf of all Company shareholders similarly situated and to enjoin the consummation of the Merger until the breaches are cured. Although the complaints do not specify the amount of damages sought, Delta is insured for such litigation, subject to a $1 million deductible. We intend to vigorously defend the complaints and believe they are without merit.

We are not a party to any other material pending legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

As of March 31, 2017, we have entered into forward purchase agreements for a portion of our non-regulated segment's natural gas purchases through June, 2019.  The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.  The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements.  The agreements have aggregate minimum purchase obligations of $178,000, $350,000 and $199,000 for our fiscal years ending June 30, 2017, June 30, 2018 and June 30, 2019, respectively.

In connection with the Merger, we retained Tudor Pickering, Holt & Co. Advisors, LLC (“TPH”) to act as financial advisors in connection with the transaction contemplated by the Merger Agreement and $1,654,000 is payable to TPH upon closing of the Merger.

(9)	Regulatory Matters

The KYPSC exercises regulatory authority over our retail natural gas distribution and transportation services, which includes approval of our rates and tariffs.  Their regulation of our business includes setting the rates we are permitted to charge our regulated customers.  We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services.  The KYPSC has historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. Rate base consists primarily of our regulated segment's property plant and equipment, natural gas in storage and unamortized debt expense offset by accumulated depreciation and certain deferred income taxes.  Our regulated rates were most recently adjusted in our 2010 rate case and became effective in October, 2010. We do not currently have any matters before the KYPSC which would have a material impact on our results of operations, financial position and cash flows.

On March 17, 2017, we and PNG filed a joint application with the KYPSC seeking regulatory approval of the Merger, as further discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Under Kentucky Law, the KYPSC has up to 120 days to approve the Merger and such approval is granted if the acquirer of a public utility demonstrates they possess the financial, technical, and managerial abilities to provide reasonable service. A procedural schedule in this proceeding has been developed by the KYPSC, with a hearing scheduled for June 8, 2017.

(10)	Operating Segments

Our Company has two reportable segments:  a regulated segment and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the KYPSC. Our non-regulated segment includes our natural gas marketing activities and the sales of natural gas liquids. The non-regulated segment produces a portion of the natural gas it markets to its customers. The division of these segments into separate revenue generating components is based upon regulation, products and services. Both segments operate in the single geographic area of central and southeastern Kentucky. Our chief operating decision maker is our Chief Executive Officer. We evaluate performance based on net income of the respective segment.

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
Segment information is shown in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2017	2016	2017	2016
Operating Revenues
Regulated
External customers	16,607	17,193	34,496	33,900
Intersegment	1,203	1,312	2,775	2,902
Total regulated	17,810	18,505	37,271	36,802
Non-regulated
External customers	10,180	9,009	21,736	19,369

Eliminations for intersegment	(1,203)	(1,312)	(2,775)	(2,902)
Consolidated operating revenues	26,787	26,202	56,232	53,269

Net Income
Regulated	2,900	3,675	4,365	4,860
Non-regulated	1,121	308	1,641	402
Consolidated net income	4,021	3,983	6,006	5,262

(11)          Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator - Basic and Diluted ($000)
Net income	4,021	3,983	6,006	5,262
Dividends paid	(1,479)	(1,456)	(4,434)	(4,365)
Undistributed earnings (a)	2,542	2,527	1,572	897

Allocated to common shares:
Undistributed earnings (a)	2,540	2,517	1,572	894
Dividends paid (b)	1,478	1,451	4,431	4,347
Earnings allocated to common shares	4,018	3,968	6,003	5,241

Denominator - Basic and Diluted
Weighted average common shares (c)	7,125,173	7,076,734	7,114,471	7,061,693

Earnings per Common Share - Basic and Diluted ($)	.56	.56	.84	.74

(a) Percentage allocated to common shares:

Weighted average:
Common shares outstanding	7,125,173	7,076,734	7,114,471	7,061,693
Unvested participating shares outstanding (d)	3,999	27,664	3,999	27,664
Total	7,129,172	7,104,398	7,118,470	7,089,357

Percentage allocated to common shares	99.9%	99.6%	99.9%	99.6%

Undistributed earnings ($000)	2,542	2,527	1,572	897

Allocated to common shares	2,540	2,517	1,572	894

(b) Represents dividends paid on common shares, exclusive of unvested participating shares.

(c) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met. If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (d). The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. As of March 31, 2017, and 2016 there were 41,000 and 39,000 unvested non-participating shares outstanding, respectively, which were not dilutive as the underlying performance conditions have not been met.

(d) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, provide recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares. Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of March 31, 2017 and 2016, there were 4,000 and 28,000 unvested participating shares outstanding, respectively.

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of March 31, 2017, approximately 751,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines.  Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market. Upon vesting, the Plan allows for withholding a number of shares equal in fair value to the taxes required to satisfy statutory withholding requirements. For the nine months ended March 31, 2017, the following shares were granted:

	Nine Months Ended March 31, 2017		Nine Months Ended March 31, 2016
	Shares	Grant Date Fair Value (000’s)	Shares	Grant Date Fair Value (000’s)
Stock Awards	9,600	$247	8,400	$169
Performance Shares	41,000	1,056	39,000	787
Total	50,600	$1,303	47,400	$956

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

Share-based compensation expense recognized in the condensed consolidated statements of income is as follows:

($000’s)	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Stock Awards	—	—	247	169
Performance Shares	9	69	36	214
Total	9	69	283	383

Stock Awards

For the nine months ended March 31, 2017, common stock was awarded to Delta's eight outside directors who vested in the awards shortly after the awards were granted, but during the time between the vesting dates and the grant dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

For the nine months ended March 31, 2017 and 2016, performance shares were awarded to the Company's executive officers. The performance shares vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation.  Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period.  Unvested shares of executive officers while still employed by the Company will fully vest upon them attaining the age of sixty-seven. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders or a change in control. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards.  Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.  As of March 31, 2017 and 2016, there were 4,000 and 28,000 unvested performance shares outstanding, respectively, for which the performance objectives have been satisfied.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition.  Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives. Pursuant to the Merger Agreement, if closing occurs before June 30, 2017, 28,000 performance shares will vest; however, if closing occurs after June 30, 2017, the recipient will vest based on the actual performance objective achieved.

(13)	Proposed Merger with PNG Companies, LLC

On February 20, 2017, we entered into a Merger Agreement with PNG and Drake Merger Sub Inc. (“Merger Sub”), a new wholly owned subsidiary of PNG. The Merger Agreement provides for the merger of Merger Sub with and into PNG, with Delta surviving as a wholly owned subsidiary of PNG. At the effective time of the Merger, subject to receipt of required shareholder and regulatory approvals and meeting specified customary closing conditions, each share of Delta common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $30.50 in cash per share, without interest, less any applicable withholding taxes. Upon consummation of the Merger, Delta common stock will be delisted from NASDAQ.

Completion of the Merger is subject to various closing conditions, including, among others (i) the approval of the Merger Agreement by an affirmative vote of the holders of a majority of the outstanding shares of our common stock, (ii) approval from the KYPSC, and (iii) expiration or termination of any applicable waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. A special meeting of shareholders is being held on June 1, 2017 to vote on the Merger. The KYPSC has scheduled a hearing on June 8, 2017 to determine if PNG has the financial, technical, and managerial abilities to provide reasonable service. We have received approval under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Merger Agreement may be terminated by either party under certain circumstances if the Merger is not consummated by December 1, 2017, subject to a six-month extension. The Merger Agreement also contains certain termination rights for both parties and provides that, upon termination of the Merger Agreement under specified circumstances, the company terminating the Merger Agreement would be required to pay the other party a termination fee of $4,340,000.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to completion of the Merger. Among other restrictions, the Merger Agreement limits our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and limits our cash dividend to no more than the current annual per share dividend plus an increase of not more than $.01 per calendar quarter, with record dates and payment dates consistent with our current dividend practices. Also, provision is made for a stub period dividend payment to holders of record of our shares of common stock immediately prior to consummation of the Merger.

In connection with this transaction, for the nine months ended March 31, 2017 we incurred Merger-related expenses of $1,323,000 for costs paid to outside parties, which are reflected in operation and maintenance in the Condensed Consolidated Statement of Income. This amount does not include the cost of company personnel participating in Merger-related activities. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of litigation related to the Merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE MARCH 31, 2017 OVERVIEW AND FUTURE OUTLOOK

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during the nine months ended March 31, 2017. Our Company has two segments, a regulated segment and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the KYPSC. Our non-regulated segment includes our natural gas marketing and production activities and sales of natural gas liquids.

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

Consolidated earnings per common share for the nine months ended March 31, 2017 of $.84 increased, as compared to $.74 in the prior year, due to increased non-regulated revenues, net of gas costs, partially offset by $1,323,000 of Merger-related costs (as further discussed in Results of Operations). The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  Because of the seasonal nature of our sales, we generate a significant proportion of our operating revenues during the heating months (December – April) when our sales volumes increase considerably.

Future profitability of the regulated segment is contingent on the adequate and timely adjustment of the rates we charge our regulated customers.  The KYPSC sets these rates. We monitor our need to file for a general rate increase for our regulated services with the KYPSC, which has historically utilized cost-of-service rate making where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. Rate base consists primarily of our regulated segment's property, plant and equipment, natural gas in storage and unamortized debt expense offset by accumulated depreciation and certain deferred income taxes. The regulated segment's largest expense is natural gas, which we are permitted to pass through to our customers. We manage our remaining expenses through budgeting, approval and review.

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

PROPOSED MERGER WITH PNG COMPANIES LLC

On February 20, 2017, we entered into a Merger Agreement with PNG. At the effective time of the Merger, subject to receipt of required shareholder and regulatory approvals and meeting specified customary closing conditions, each share of Delta common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $30.50 in cash per share, without interest, less any applicable withholding taxes. For further information on the Merger, see Note 13 of the Notes to Condensed Consolidated Financial Statements and Item 1A. Risk Factors. The Merger Agreement contains covenants affecting the conduct of our business between the date of the Merger Agreement and the effective date of the Merger.

We are continuing to pursue obtaining required approvals for completion of the Merger. We have received approval under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. A special meeting of shareholders is being held on June 1, 2017 to vote on approval of the Merger. On March 17, 2017, we and PNG filed a joint application with the KYPSC seeking regulatory approval of the Merger. Under Kentucky Law, the KYPSC has up to 120 days to approve the Merger and such approval is granted if the acquirer of a public utility demonstrates they possess the financial, technical, and managerial abilities to provide reasonable service. A procedural schedule in this proceeding has been developed by the KYPSC with a hearing scheduled for June 8, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal.  The largest portion of our sales occur during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months.  Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit.  The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2017 and permits borrowings up to $40,000,000. We anticipate renewal of the line by June 30, 2017. There were no borrowings outstanding on the bank line of credit as of March 31, 2017 or June 30, 2016.

Cash and cash equivalents were $16,476,000 at March 31, 2017, as compared with $18,607,000 at June 30, 2016.  The changes in cash and cash equivalents are summarized in the following table:

	Nine Months Ended
	March 31,
($000)	2017	2016

Provided by operating activities	8,928	11,880
Used in investing activities	(5,336)	(4,754)
Used in financing activities	(5,722)	(5,642)
(Decrease) increase in cash and cash equivalents	(2,130)	1,484

                For the nine months ended March 31, 2017, cash provided by operating activities decreased $2,952,000 (25%) due to increased contributions to our defined benefit retirement plan and increased cash paid for natural gas, partially offset by increased cash received from customers.

Changes in cash used in investing activities results primarily from changes in the level of capital expenditures between years.

For the nine months ended March 31, 2017, there were no significant changes in cash used in financing activities, as compared to the same period in the prior year.

The Merger Agreement, as further discussed in Note 13 of the Noted to Condensed Consolidated Financial Statements, includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to completion of the Merger. Among other restrictions, the Merger Agreement limits our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and limits our cash dividend to no more than the current annual per share dividend plus an increase of not more than $.01 per calendar quarter, with record dates and payment dates consistent with our current dividend practices. Also, provision is made for a stub period dividend payment to holders of record of our shares of common stock immediately prior to consummation of the Merger.

Cash Requirements

Our capital expenditures result in a continued need for cash. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, storage and general facilities. We expect our capital expenditures for fiscal 2017 to be approximately $8.8 million.

Sufficiency of Future Cash Flows

Our ability to maintain liquidity, finance capital expenditures and pay dividends is contingent on the adequate and timely adjustment of the regulated rates we charge our customers.  The KYPSC sets these rates and we monitor our need to file for rate increases for our regulated segment.  Our regulated base rates were most recently adjusted in our 2010 rate case and became effective in October, 2010.  We expect that cash provided by operations combined with our bank line of credit will be sufficient to satisfy our operating and normal capital expenditure requirements and to pay dividends for the next twelve months.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($000)	2017	2016	2017	2016

Operating revenues	26,787	26,202	56,232	53,269
Regulated natural gas	(6,015)	(5,955)	(10,790)	(10,013)
Non-regulated natural gas	(6,962)	(6,929)	(15,672)	(14,974)

Consolidated gross margins	13,810	13,318	29,770	28,282

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
In the following table we set forth significant variations in our gross margins for the nine months ended March 31, 2017, compared with the same periods in the preceding year. The variation amounts and percentages presented in the following table include intersegment transactions. These intersegment revenues and expenses are eliminated in the Condensed Consolidated Statements of Income.

	2017 compared to 2016
	Three Months Ended	Nine Months Ended
($000)	March 31,	March 31,

Increase (decrease) in gross margins:
Regulated segment
Natural gas sales	(500)	(74)
Natural gas transportation	(258)	(237)
Other	3	2
Intersegment elimination (a)	109	127
Total	(646)	(182)

Non-regulated segment
Natural gas sales	1,109	1,540
Natural gas liquids	133	243
Other	5	14
Intersegment elimination (a)	(109)	(127)
Total	1,138	1,670

Increase in consolidated gross margins	492	1,488

Percentage decrease in volumes:
Regulated segment
Natural gas sales (Mcf)	(17)	(2)
Natural gas transportation (Mcf)	(9)	(2)

Non-regulated segment
Natural gas sales (Mcf)	(9)	(4)
Natural gas liquids (gallons)	(8)	(2)

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Heating degree days were 76% and 79% of the normal temperatures for the three and nine months ended March 31, 2017, respectively, as compared with 92% and 81% of normal temperatures in the 2016 periods. A heating degree day is each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.  Normal temperatures are based on historical thirty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

For the three months ended March 31, 2017, consolidated gross margins increased $492,000 (4%), as compared to the same period in the prior year, due to increased non-regulated gross margins of $1,138,000 partially offset by decreased regulated gross margins of $646,000. Non-regulated gross margins increased as a result of increased gross margins on natural gas sales due to the sale of non-regulated production inventory and increased sales prices partially offset by increased natural gas prices and decreased volumes of natural gas sold. Regulated gross margins decreased due to decreased volumes of natural gas sold and natural gas transported due to weather that was 18% warmer than the prior year, partially offset by increased rates billed through both our pipe replacement program tariff and our weather normalization tariff.

For the nine months ended March 31, 2017, consolidated gross margins increased $1,488,000 (5%), as compared to the same period in the prior year, due to increased non-regulated gross margins on natural gas sales and natural gas liquids. Gross margins on non-regulated natural gas sales increased as a result of the sale of non-regulated production inventory and increased sales prices partially offset by increased natural gas prices and decreased volumes of natural gas sold. Gross margins on the sales of natural gas liquids increased due to increased prices of natural gas liquids.
Operating Expenses

For the three months and nine months ended March 31, 2017, there were no significant changes in depreciation and amortization and taxes other than income taxes, as compared to the same periods in the prior year.

For the three months ended March 31, 2017, operation and maintenance increased $507,000 (13%), as compared to the same period in the prior year, due to Merger-related costs, partially offset by decreases in uncollectible expense and labor and benefit expenses.
For the nine months ended March 31, 2017, there was not a significant change in operation and maintenance, as compared to the same period in the prior year.
Other Income (Expense)

For the three months ended March 31, 2017, there were no significant change in other income (expense), as compared to the same period in the prior year.

For the nine months ended March 31, 2017, other income (expense) increased $174,000 (592%), as compared to the same period in the prior year due to an increase in earnings from the supplemental retirement trust. The increase in earnings from the supplemental retirement trust was offset by an increase in operating expense resulting from a corresponding change in the liability of the trust.

Income Tax Expense

For the three months ended March 31, 2017, there was not a significant change in income tax expense, as compared to the same period in the prior year.
For the nine months ended March 31, 2017, income tax expense increased $318,000 (10%), as compared to the same period in the prior year due to an increase in our net income before income taxes.

For the three and nine months ended March 31, 2017, there were no significant changes in our effective tax rate, as compared to the same periods in the prior year.
Basic and Diluted Earnings Per Common Share

For the nine months ended March 31, 2017, our basic and diluted earnings per common share changed, as compared to the same period in the prior year, as a result of the change in our net income and an increase in the number of our common shares outstanding.  We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those shares awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings per common share is set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

None of our natural gas contracts are accounted for using the fair value method of accounting.  While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of March 31, 2017, we had forward purchase contracts through June, 2019 totaling $727,000, which are at fixed prices and thus are not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of March 31, 2017 or June 30, 2016, nor did we have any borrowings on our bank line of credit during the nine months ended March 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 13, 2017, a lawsuit related to the Merger was filed, Halberstam v. Delta Natural Gas Company, Inc. et al., in state circuit court in Clark County, Kentucky (“Halberstam Complaint”). On April 28, 2017, a lawsuit related to the Merger was filed, Parshall v. Delta Natural Gas Company, Inc. et al., in U.S. District Court for the Eastern District of Kentucky (“Parshall Complaint”). The Halberstam Complaint alleges, among other things, that the Company's Board of Directors breached its fiduciary duties in relation to the Merger, including breaching its fiduciary duty of disclosure in the preliminary proxy statement filed with the SEC. The Parshall Complaint alleges, among other things, that the Company’s Board of Directors violated certain laws under the Securities Exchange Act of 1934 with the filing of a preliminary proxy statement containing materially false and misleading statements.  Both complaints seek, among other things, certification as a class action on behalf of all Company shareholders similarly situated and to enjoin the consummation of the Merger until the breaches are cured. Although the complaints do not specify the amount of damages sought, Delta is insured for such litigation, subject to a $1 million deductible. We intend to vigorously defend the complaints and believe they are without merit.

We are not a party to any other legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

ITEM 1A.	RISK FACTORS

Additional risks related to the proposed Merger with PNG Companies LLC have been identified during the quarter ending March 31, 2017. The risk factors should be carefully considered.

THE MERGER IS SUBJECT TO RECEIPT OF CONSENT OR APPROVAL FROM OUR SHAREHOLDERS AND VARIOUS GOVERNMENTAL ENTITIES THAT COULD DELAY OR PREVENT THE COMPLETION OF THE MERGER OR, IN ORDER TO RECEIVE SUCH CONSENT OR APROVAL, THE GOVERNMENTAL ENTITIES MAY IMPOSE RESTRICTIONS OR CONDITIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY OR THAT COULD CAUSE THE COMPANIES TO TERMINATE THE TRANSACTION.

Completion of the Merger is contingent upon, among other things, satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of Delta’s common stock, (ii) the receipt of regulatory approval from the KYPSC required to consummate the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (Hart-Scott-Rodino Act), (iv) the absence of any law, statute, ordinance, code, rule, regulation, ruling, decree, judgment, injunction or order of a governmental authority that prohibits the consummation of the Merger, and (v) other customary closing conditions. If the Merger is consummated, holders of shares of Delta common stock will have no on-going equity in the surviving corporation, will cease to participate in Delta’s future earnings and growth and will not benefit from any future increases in the value of Delta.

We may not receive the required statutory approvals and other clearances for the Merger, or we may not receive them in a timely manner. If such approvals and clearances are received, they may impose terms, conditions or restrictions (i) that cause a failure of the closing conditions set forth in the Merger Agreement, which could permit us or PNG to terminate the Merger Agreement or (ii) that could reasonably be expected to have a detrimental impact on the combined company following completion of the Merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents could prevent the completion of the Merger.

Even though the waiting period under the Hart-Scott-Rodino Act has expired, governmental authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest.

FAILURE TO COMPLETE THE MERGER COULD ADVERSELY AFFECT OUR STOCK PRICE AND FUTURE BUSINESS OPERATIONS AND FINANCIAL RESULTS.

Completion of the Merger is subject to risks, including the risks that approval of the transaction by our shareholders or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If we are unable to complete the Merger, holders of Delta common stock will not receive any payment for their shares pursuant to the Merger Agreement, our ongoing business may be adversely affected, and we would be subject to a number of risks, including the following:

●
we will have paid certain significant transaction costs, including legal, financial advisory and filing, printing and mailing fees, and in certain circumstances, a termination fee to PNG Companies LLC of $4,340,000;

●	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

●
we will have been subject to certain restrictions on the conduct of our business, which may prevent us from making certain acquisitions or dispositions, pursuing otherwise attractive business opportunities or making other changes to our business while the Merger is pending; and

●	the trading price of our common stock may decline if the market believes the Merger may not be completed.

A failure to complete the Merger may also result in negative publicity, additional litigation against Delta or its directors and officers, and a negative impression of Delta in the investment community. The occurrence of any of these events, individually or in combination, could have a material adverse effect on our results of operations or the trading price of our common stock.

WE ARE SUBJECT TO CONTRACTUAL RESTRICTIONS IN THE MERGER AGREEMENT THAT MAY HINDER OPERATIONS PENDING THE MERGER.

The Merger Agreement restricts the Delta, without PNG’s consent, from certain specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

WE WILL BE SUBJECT TO VARIOUS UNCERTAINTIES WHILE THE MERGER IS PENDING THAT MAY CAUSE DISRUPTION AND MAY MAKE IT MORE DIFFICULT TO MAINTAIN RELATIONSHIPS WITH EMPLOYEES, SUPPLIERS OR CUSTOMERS.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our abilities to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change or terminate existing business relationships with us or not enter into new relationships or transactions.

Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected.

LITIGATION AGAINST DELTA AND ITS DIRECTORS CHALLENGING THE MERGER MAY PREVENT THE MERGER FROM BEING COMPLETED WITHIN THE ANTICIPATED TIMEFRAME.

Delta and its directors are named as defendants in class action lawsuits filed on behalf of shareholders challenging the Merger and potentially seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. If the plaintiffs in the current litigation, or any other litigation that may be filed, are successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL):
	(i)	Document and Entity Information;
	(ii)	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended March 31, 2017 and 2016;
	(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2017 and 2016;
	(iv)	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and June 30, 2016;
	(v)	Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the nine months ended March 31, 2017 and 2016; and
	(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2017	/s/Glenn R. Jennings
Glenn R. Jennings Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/John B. Brown
John B. Brown Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)