Form 10-K
period 2017-06-30
DELTA NATURAL GAS CO INC
filed 2017-09-01
CIK 277375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
______________
FORM 10-K
______________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter.  $208,936,596.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of August 31, 2017, Delta Natural Gas Company, Inc. had outstanding 7,135,373 shares of common stock $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2017, is incorporated by reference in Part III of this Report.

PART I

Item 1.     Business

References to “Delta”, “the Company”, “we”, “us” and “our” refer to Delta Natural Gas Company, Inc. and its consolidated subsidiaries, except as otherwise stated. We were incorporated under the laws of the Commonwealth of Kentucky on October 7, 1949. Unless otherwise stated, “2017”, “2016” and “2015” refers to the respective twelve month periods ending June 30. Delta's NASDAQ symbol is DGAS.

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

On February 20, 2017, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with PNG Companies, LLC (“PNG”), hereinafter referred to as the “Merger”. For further information, see Note 18 of the Notes to Consolidated Financial Statements.

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

Our regulated sales are seasonal and temperature sensitive since the majority of the natural gas we sell is used for heating. During 2017, 74% of the regulated volumes were sold during the heating season (December through April). Variations in the average temperature during the winter impact our volumes sold. Our weather normalization tariff permits us to adjust the rates we charge our customers in response to winter weather that is warmer or colder than normal temperatures.

We compete with alternate sources of energy for our regulated distribution customers. These alternate sources include electricity, geo-thermal, coal, oil, propane, wood and solar.

Our large-volume regulated customers can obtain their natural gas supply by purchasing directly from interstate suppliers, local producers or marketers. Customers for whom we transport natural gas could by-pass our transportation system to directly connect to interstate pipelines or other transportation providers. Customers may undertake such a by-pass in order to seek lower prices for their natural gas transportation services. Our large-volume customers who are in close proximity to alternative supplies are likely to consider taking this action. Additionally, some of our industrial customers are able to switch to alternative sources of energy. These are competitive concerns that we continue to address by utilizing our non-regulated segment to offer these customers natural gas supply at competitive market-based rates.

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

Natural Gas Supply

We maintain an active natural gas supply management program that emphasizes long-term reliability and the pursuit of cost-effective sources of natural gas for our customers. We purchase our natural gas from a combination of interstate and Kentucky sources. Our distribution and transportation system interconnects with interstate pipelines owned by Columbia Gas Transmission Corporation (“Columbia Gas”), Columbia Gulf Transmission Corporation (“Columbia Gulf”), Tennessee Gas Pipeline (“Tennessee”) and Texas Eastern Transmission Corporation (“Texas Eastern”). In our fiscal year ended June 30, 2017, we purchased approximately 99% of our natural gas from interstate sources.

Interstate Natural Gas Supply

Our regulated segment acquires its interstate natural gas supply from natural gas marketers. We currently have commodity requirements agreements with CenterPoint Energy Services, Inc. (“CenterPoint”) (formerly Atmos Energy Marketing) for our Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied areas. Under these commodity requirements agreements, CenterPoint is obligated to supply the volumes consumed by our regulated customers in defined sections of our service areas. We are not obligated to purchase any minimum quantities from CenterPoint or to purchase natural gas from them for any period longer than one month at a time. The natural gas we purchase under these agreements is priced at index-based prices, NYMEX or at mutually agreed-to fixed prices based on forward market prices. The index-based market prices are determined based on the prices published on the first of each month in Platts' Inside FERC's Gas Market Report, plus or minus an agreed-to fixed price adjustment per million British Thermal Units of natural gas purchased. Consequently, the price we pay for interstate natural gas is based on current market prices.

Our agreements with CenterPoint for the Columbia Gas, Columbia Gulf, Tennessee and Texas Eastern supplied service areas continue year-to-year unless canceled by either party by written notice at least sixty days prior to the annual anniversary date (April 30) of the agreement. In our fiscal year ended June 30, 2017, approximately 57% of our regulated natural gas supply was purchased under our agreements with CenterPoint.

Our regulated segment purchases natural gas from Midwest Energy Services, LLC (“Midwest”) for injection into our underground natural gas storage field and to supply a portion of our system. We are not obligated to purchase any minimum quantities from Midwest, nor are we required to purchase natural gas for any periods longer than one month at a time. The natural gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. Our agreement with Midwest may be terminated upon 30 days prior written notice by either party. In our fiscal year ended June 30, 2017, approximately 42% of our regulated natural gas supply was purchased under our agreement with Midwest.

We also purchase interstate natural gas from other natural gas marketers as needed at current market prices, determined by industry publications.

Transportation of Interstate Natural Gas Supply

Our interstate natural gas supply is transported to us from market hubs, production fields and storage fields by Tennessee, Columbia Gas, Columbia Gulf and Texas Eastern.

Our agreements with Tennessee currently extend through October, 2019 and thereafter automatically renew for subsequent five-year terms unless Delta notifies Tennessee of its intent not to renew the agreements at least one year prior to the expiration of any renewal terms. At this time, we expect to renew our agreements with Tennessee. Subject to the terms of Tennessee's Federal Energy Regulatory Commission natural gas tariff, Tennessee is obligated under these agreements to transport up to 19,600 thousand cubic feet (“Mcf”) per day for us. During fiscal 2017, Tennessee transported for us a total of 1,827,000 Mcf, or approximately 50% of our regulated supply requirements, under these agreements. We have natural gas storage agreements with Tennessee under the terms of which we reserve a defined storage space in Tennessee's storage fields, which we have assigned to CenterPoint, and we reserve the right to withdraw daily natural gas volumes up to certain specified fixed quantities. These natural gas storage agreements renew on the same schedule as our transportation agreements with Tennessee.

Under our agreements with Columbia Gas and Columbia Gulf, Columbia Gas is obligated to transport, including utilization of our defined storage space as required, up to 12,600 Mcf per day for us, and Columbia Gulf is obligated to transport up to a total of 4,300 Mcf per day for us. During fiscal 2017, Columbia Gas and Columbia Gulf transported for us a total of 266,000 Mcf, or approximately 7% of our regulated natural gas supply, under all of our agreements with them. Our transportation agreements with Columbia Gas continue on a year-to-year basis unless terminated by one of the parties. Our transportation agreements with Columbia Gulf extend through October, 2020 and may be extended by mutual agreement.

Columbia Gulf also transported additional volumes under agreements it has with Midwest to a point of interconnection between Columbia Gulf and us where we purchase the natural gas to inject into our storage field. The amounts transported and sold to us under the agreements Columbia Gulf has with Midwest for fiscal 2017 constituted 1,552,000 Mcf, or approximately 42% of our regulated natural gas supply. We are not a party to any of these separate transportation agreements on Columbia Gulf.

We have no direct agreement with Texas Eastern. However, CenterPoint has an arrangement with Texas Eastern to transport the natural gas to us that we purchase from CenterPoint to supply our customers' requirements in specific geographic areas. In our fiscal year ended June 30, 2017, Texas Eastern transported approximately 11,000 Mcf of natural gas to our system, which constituted less than 1% of our natural gas supply.

Kentucky Natural Gas Supply

We have an agreement with Vinland Energy Operations, LLC (“Vinland”) to purchase natural gas on a year-to-year basis unless terminated by one of the parties. We purchased 31,000 Mcf from Vinland during fiscal 2017. The price for the natural gas we purchase from Vinland is based on the index price of spot natural gas delivered to Columbia Gas in the relevant region as reported in Platts' Inside FERC's Gas Market Report. Vinland delivers this natural gas to our customer meters directly from its own pipelines. In fiscal 2017, the natural gas we purchased from Vinland constituted approximately 1% of our regulated natural gas supply.

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

Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services, which includes approval of our regulated rates and tariffs. We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services. The Kentucky Public Service Commission has historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. Rate base consists primarily of our regulated segment's property, plant and equipment, natural gas in storage and unamortized debt expense offset by accumulated depreciation and certain deferred income taxes. Our regulated rates were most recently adjusted in our 2010 rate case. We do not have any matters pending before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial position or cash flows.

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

On March 17, 2017, we and PNG filed a joint application with the Kentucky Public Service Commission seeking regulatory approval of the Merger, as further discussed in Note 18 of the Notes to Consolidated Financial Statements. Under Kentucky Law, the Kentucky Public Service Commission had up to 120 days to approve the Merger and such approval is granted if the acquirer of a public utility demonstrates they possess the financial, technical, and managerial abilities to provide reasonable service. On August 15, 2017, the Kentucky Public Service Commission issued an order granting unconditional approval of the Merger and we anticipate closing to occur by September 30, 2017.

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

Our non-regulated customers can obtain their natural gas supply by purchasing directly from interstate suppliers, local producers or marketers and arranging for alternate transportation of the natural gas to their plants or facilities. Additionally, some of our industrial customers are able to switch economically to alternative sources of energy. We continue to address these competitive concerns by offering these customers natural gas supply at competitive, market-based rates.

In our fiscal year ended June 30, 2017, approximately 98% of our non-regulated revenue was derived from our natural gas marketing activities. In our non-regulated segment, two customers each provided more than 5% of our operating revenues for 2017. CenterPoint provided approximately $4,744,000, $5,656,000 and $7,127,000 of non-regulated revenues during 2017, 2016 and 2015, respectively. Greystone, LLC provided approximately $15,889,000, $11,555,000 and $17,852,000 of non-regulated revenues during 2017, 2016 and 2015, respectively. There is no assurance that revenues from these customers will continue at these levels.

Natural Gas Production

Our subsidiary, Enpro, produces natural gas that is sold to Delgasco for resale in the open market when favorable market conditions arise. Item 2 further describes Enpro's oil and natural gas leases and production properties. Enpro produced a total of 111,000 Mcf of natural gas during 2017, which was approximately 2% of our non-regulated volumes sold.

Natural Gas Liquids

We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amount of liquids extracted, the pricing for any such liquids as determined by a national non-regulated market and the volumes of natural gas liquids sold. In our fiscal year ended June 30, 2017, approximately 2% of our non-regulated revenue was derived from the sale of natural gas liquids.

Natural Gas Supply

      Our non-regulated segment purchases natural gas from Midwest. Our underlying agreement with Midwest does not obligate us to purchase any minimum quantities, nor to purchase natural gas for any periods longer than one month at a time. The natural gas is priced at index-based market prices or at mutually agreed-to fixed prices based on forward market prices. Our agreement with Midwest may be terminated upon 30 days prior written notice by either party. Any purchase agreements to supply our non-regulated sales activities may have longer terms or multiple month purchase commitments. In our fiscal year ended June 30, 2017, 91% of our non-regulated natural gas supply was purchased under our agreement with Midwest.

Additionally, our non-regulated segment purchases natural gas from CenterPoint as needed. This spot purchasing arrangement is pursuant to an agreement with CenterPoint containing an evergreen clause which permits either party to terminate the agreement by providing not less than sixty days written notice. Our purchases from CenterPoint under this spot purchase agreement are generally month-to-month. However, we have the option of forward-pricing natural gas for one or more months. The price of natural gas under this agreement is based on current market prices. In our fiscal year ended June 30, 2017, approximately 4% of our non-regulated natural gas supply was purchased under our agreement with CenterPoint.

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

Merger with PNG Companies, LLC

On February 20, 2017, we entered into a Merger Agreement with PNG and Drake Merger Sub Inc. (“Merger Sub”), a new wholly owned subsidiary of PNG. The Merger Agreement provides for the merger of Merger Sub with and into Delta, with Delta surviving as a wholly owned subsidiary of PNG. A special meeting of shareholders was held on June 1, 2017 where shareholders voted and approved the Merger and on August 15, 2017, the Kentucky Public Service Commission issued an order granting unconditional approval of the Merger. At the effective time of the Merger, subject to customary closing conditions, each share of Delta common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $30.50 in cash per share, without interest, less any applicable withholding taxes. Upon consummation of the Merger, Delta common stock will be delisted from NASDAQ and the bank line of credit will be terminated. We anticipate closing to occur by September 30, 2017.

Subsequent to closing, a stub period dividend will be paid to Delta’s shareholders of record immediately prior to closing which is a prorated quarterly dividend calculated in accordance with the terms of the Merger Agreement.

In connection with this transaction, in 2017 we incurred $1,612,000 of Merger-related expenses for costs paid to outside parties, which are reflected in operation and maintenance in the Consolidated Statement of Income. This amount does not include the cost of company personnel participating in Merger-related activities. Refer to Note 13 of the Notes to Consolidated Financial Statements for a discussion of litigation related to the Merger.

Capital Expenditures

Capital expenditures during 2017 were $8.7 million and for 2018 are estimated to be $7.8 million. Our expenditures include system extensions, the replacement and improvement of existing transmission, distribution, gathering, production and storage systems as well as general facilities.

Financing

Our capital expenditures and operating cash requirements are primarily met through the use of internally generated funds. Our short-term bank line of credit is $40 million, all of which was available at June 30, 2017.

Our current bank line of credit extends through June 30, 2019, but will be terminated upon closing of the Merger. If the Merger does not close, the bank line of credit would be available to meet capital expenditure and operating cash requirements. Additionally, the amounts and types of future long-term debt and equity financings would depend upon our capital needs and market conditions.

We currently have long-term debt with contractual maturities of $50,500,000 in the form of our Series A Notes. The Series A Notes are unsecured, bear interest at 4.26% per annum and mature on December 20, 2031. Accrued interest on the Series A Notes is payable quarterly and we are required to make a $1,500,000 principal reduction payment on the Series A Notes each December.

Employees

On June 30, 2017, we had 148 full-time employees. We consider our relationship with our employees to be satisfactory. Our employees are not represented by unions nor are they subject to any collective bargaining agreements.

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

Consolidated Statistics

For the Years Ended June 30,	2017	2016	2015	2014	2013

Average Regulated Customers Served	34,532	34,415	34,384	34,490	34,701

Operating Revenues ($000) (a)
Regulated revenues
Natural gas sales	36,040	35,319	46,828	51,542	41,202
Natural gas transportation	8,901	9,225	9,366	9,163	9,037
Other	300	289	356	390	333
Total regulated revenues	45,241	44,833	56,550	61,095	50,572

Non-regulated revenues	27,045	22,888	33,507	38,792	34,238
Intersegment eliminations (b)	(3,446)	(3,591)	(3,869)	(4,041)	(4,145)

Total	68,840	64,130	86,188	95,846	80,665

System Throughput (Million Cu. Ft.) (a)
Regulated
Natural gas sales	2,531	2,623	3,261	3,351	3,057
Natural gas transportation	17,066	17,413	16,855	16,423	16,783
Total regulated throughput	19,597	20,036	20,116	19,774	19,840

Non-regulated	7,210	7,436	7,357	7,241	7,650
Intersegment eliminations (b)	(7,066)	(7,288)	(7,210)	(7,096)	(7,497)

Total	19,741	20,184	20,263	19,919	19,993

Average Annual Consumption Per
Average Residential Customer
(Thousand Cu. Ft.)	44	47	59	61	56

Lexington, Kentucky Degree Days
Actual	3,476	3,765	4,964	4,855	4,667
Percent of 30 year average	77	83	110	107	104
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

OUR BUSINESS, EARNINGS AND CASH REQUIREMENTS ARE HIGHLY WEATHER-SENSITIVE AND SEASONAL.

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

OUR CUSTOMERS ARE ABLE TO BY-PASS OUR DISTRIBUTION AND TRANSMISSION SYSTEMS.

Our large-volume customers can obtain their natural gas supply by purchasing directly from interstate suppliers, local producers or marketers. Customers for whom we transport natural gas could by-pass our transportation system to directly connect to interstate pipelines or other transportation providers. Customers may by-pass us in order to achieve lower prices for their natural gas or transportation services. Our large-volume customers who are in close proximity to alternative supply would be most likely to consider taking this action. This potential to by-pass our distribution and transportation systems creates a risk of the loss of large-volume customers and thus could result in lower revenues and profits.

THE EFFECTS OF REGULATION ON OUR BUSINESS COULD DECREASE FUTURE PROFITABILITY.

The Kentucky Public Service Commission approves the rates we charge our regulated customers and has historically utilized cost-of-service ratemaking where our base rates are established based on normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. We routinely evaluate our need to file for a general rate increase and in doing so weigh the need to increase rates with the potential risks associated with a rate case. The Kentucky Public Service Commission has ultimate discretion in determining what constitutes a reasonable return, what constitutes reasonable rates for our customers, and in any proceeding may disallow or limit the recovery of certain costs.
The Kentucky Public Service Commission sets our base rates using a twelve month test period which assumes revenues are generated based on thirty-year average temperatures and normal operating expenses. While the Kentucky Public Service Commission approves our rates, we may not earn our allowed return if we experience warmer than normal temperatures, infrequent or non-recurring expenses, increased expenses above amounts included in the test period or capital (debt and equity) which exceeds our rate base.
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

FUTURE PROFITABILITY OF THE NON-REGULATED SEGMENT IS IMPACTED BY FLUCTUATIONS IN NATURAL GAS PRICES AND A FEW INDUSTRIAL AND OTHER LARGE-VOLUME CUSTOMERS.

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

OUR LONG-TERM DEBT ARRANGEMENTS LIMIT THE AMOUNT OF DIVIDENDS WE MAY PAY AND OUR ABILITY TO REPURCHASE OUR STOCK.

Under the terms of our 4.26% Series A Notes, the aggregate amount we may pay in dividends on our common stock and to repurchase our common stock is limited based on our cumulative net income and dividends paid. Consequently, as of June 30, 2017 our Series A Notes permit us to pay up to an additional $21,464,000 in dividends and for the repurchase of our common stock. However, if we fail to generate sufficient net income in the future, our ability to continue to pay our regular quarterly dividend may be impaired and the value of our common stock would likely decline.

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

FAILURE TO ATTRACT AND RETAIN AN APPROPRIATELY QUALIFIED WORKFORCE COULD UNFAVORABLY IMPACT OUR RESULTS OF OPERATIONS.

Certain situations, such as an aging workforce, mismatch of skill sets to complement future needs, or unavailability of a qualified workforce, may lead to increased operational risks and costs. As a result, we may be unable to hire an adequate number of individuals who are knowledgeable about public utilities and the natural gas industry or face a lengthy time period associated with skill development and knowledge transfer. Failure to address this risk may result in increased operational and safety risks as well as increased costs. Even if we have reasonable plans in place to address succession planning and workforce training, we cannot control the future availability of qualified labor. If we are unable to successfully attract and retain an appropriately qualified workforce, our financial position or results of operations could be negatively affected.

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

FAILURE TO COMPLETE THE MERGER COULD ADVERSELY AFFECT OUR STOCK PRICE AND FUTURE BUSINESS OPERATIONS AND FINANCIAL RESULTS.

Completion of the Merger is subject to risks, including the risks that certain closing conditions will not be satisfied. If we are unable to complete the Merger, holders of Delta common stock will not receive any payment for their shares pursuant to the Merger Agreement, our ongoing business may be adversely affected, and we would be subject to a number of risks, including the following:

•
we will have paid certain significant transaction costs, including legal, financial advisory and filing, printing and mailing fees, and in certain circumstances, a termination fee to PNG Companies LLC of $4,340,000;

•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

•
we will have been subject to certain restrictions on the conduct of our business, which may prevent us from making certain acquisitions or dispositions, pursuing otherwise attractive business opportunities or making other changes to our business while the Merger is pending; and

•	the trading price of our common stock may decline if the market believes the Merger may not be completed.

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

WE ARE SUBJECT TO CONTRACTUAL RESTRICTIONS IN THE MERGER AGREEMENT THAT MAY HINDER OPERATIONS PENDING THE MERGER.

The Merger Agreement restricts Delta, without PNG’s consent, from certain specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

WE WILL BE SUBJECT TO VARIOUS UNCERTAINTIES WHILE THE MERGER IS PENDING THAT MAY CAUSE DISRUPTION AND MAY MAKE IT MORE DIFFICULT TO MAINTAIN RELATIONSHIPS WITH EMPLOYEES, SUPPLIERS OR CUSTOMERS.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. Although we have taken, and intend to continue to take, steps designed to reduce any adverse effects, these uncertainties may impair our abilities to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change or terminate existing business relationships with us or not enter into new relationships or transactions.

LITIGATION AGAINST DELTA AND ITS DIRECTORS CHALLENGING THE MERGER MAY PREVENT THE MERGER FROM BEING COMPLETED WITHIN THE AGREED-UPON TERMS AND THE ANTICIPATED TIMEFRAME.

Delta and its directors are named as defendants in class action lawsuits filed on behalf of shareholders challenging the Merger and potentially seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. Although Delta has entered into a Memorandum of Understanding with the plaintiffs in the current litigation, which is subject to court approval, other litigation may be filed seeking an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, and such injunction may prevent the completion of the Merger in the expected timeframe or altogether.

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

Through our wholly-owned subsidiary, Enpro, we produce natural gas as part of the non-regulated segment of our business. Enpro owns interests in oil and natural gas leases on 10,300 acres located in southeastern Kentucky. Thirty-five natural gas wells are producing from these properties. The remaining proved, developed natural gas reserves on these properties are estimated at 1.9 million Mcf. Also, Enpro owns the natural gas underlying 15,400 additional acres in southeastern Kentucky. These properties have been leased to others for further drilling and development and Enpro reserves the option to participate in any wells drilled and also retains certain working and royalty interests in any production from future wells. We have performed no reserve studies on these properties. Enpro produced a total of 111,000 Mcf of natural gas during fiscal 2017 from all the properties described in this paragraph.

Our assets have no significant encumbrances.

Item 3.    Legal Proceedings

(a) Jacob Halberstam, et al v. Delta Natural Gas Company, Inc., et al. Clark Circuit Court, Kentucky. The plaintiff filed this complaint on April 13, 2017, on behalf of himself and all Delta shareholders against Delta, its directors and PNG and Merger Sub. The plaintiff alleges that the defendants breached fiduciary duties to the Delta shareholders and aided and abetted breaches of fiduciary duties in connection with the Merger Agreement, under the terms of which Delta would be merged with and into Merger Sub, with Delta being the surviving corporation and becoming a wholly owned subsidiary of PNG. The plaintiff seeks to enjoin the consummation of the proposed transaction or, if the proposed transaction is closed, damages from Delta’s directors.

(b) Paul Parshall, et al. v. Delta Natural Gas Company, Inc., et al, United States District Court for the Eastern District of Kentucky at Lexington. The plaintiff filed this complaint on April 28, 2017, on behalf of himself and all Delta shareholders against Delta, its directors, PNG, Merger Sub and SteelRiver Infrastructure Fund North America, LP. The plaintiff alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the Merger Agreement. The complaint has been dismissed without prejudice.
(c) Judy Cole, et al. v. Delta Natural Gas Company, Inc., et al. Clark Circuit Court, Kentucky. The plaintiff filed this complaint on May 5, 2017, on behalf of herself and all Delta shareholders against Delta and its directors. The plaintiff alleges that the defendants breached fiduciary duties to the Delta shareholders in connection with the Merger Agreement and the proxy statement sent to Delta shareholders describing the transaction. The plaintiff seeks to enjoin the consummation of the proposed transaction.
Counsel for Delta, counsel for PNG, Merger Sub and SteelRiver Infrastructure Fund North America, LP and counsel for the plaintiffs in the three lawsuits described above have entered a confidential memorandum of understanding dated May 25, 2017, under the terms of which the litigation will be settled, subject to court approval, with Delta making additional disclosures to its shareholders, which has been done. It is anticipated that the plaintiffs will seek an order from the Clark Circuit Court requiring Delta to pay attorneys’ fees and expenses of the plaintiffs. The amount of the anticipated fee request and any amount of settlement is unknown. During 2017, no expense has been recognized related to the fee request or settlement in the Consolidated Statement of Income. Delta is insured for such litigation, subject to a $1 million deductible.
We are not currently a party to any other legal proceedings that are expected to have a materially adverse impact on our financial position, results of operations or cash flows.

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

Our common stock is listed on NASDAQ and trades under the symbol “DGAS”. There were 1,283 record holders of our common stock as of August 31, 2017. The accompanying table sets forth, for the periods indicated, the high and low sales prices for the common stock on the NASDAQ stock market and the cash dividends declared per share.

	Range of Stock Prices ($)		Dividends
	High	Low	Per Share ($)

Quarter

Fiscal 2017
First	27.36	23.19	.2075
Second	31.29	22.06	.2075
Third	30.85	25.00	.2075
Fourth	30.82	29.70	.415	(a)

Fiscal 2016
First	20.75	19.96	.205
Second	21.38	20.26	.205
Third	23.70	20.83	.205
Fourth	28.22	22.11	.205

The sales prices shown above reflect prices between dealers and do not include markups or markdowns or commissions and may not necessarily represent actual transactions.

(a)    In contemplation of the Merger closing, Delta's Board of Directors declared the quarterly dividend for June's financial results on June 30, 2017. Historically, the dividend based on June's financial results is declared each August.

Comparison of Five-Year Cumulative Total Shareholder Return

The following graph sets forth a comparison of five-year cumulative total shareholder returns (equal to dividends plus stock price appreciation) among our common shares, the Dow Jones Utilities Index and the Russell 3000 Stock Index during the past five fiscal years. Information reflected on the graph assumes an investment of $100 on June 30, 2012 in each of our common shares, the Dow Jones Utilities Index and the Russell 3000 Stock Index. Cumulative total return assumes quarterly reinvestment of dividends. The total shareholder returns shown are not necessarily indicative of future returns.

	2012	2013	2014	2015	2016	2017

Delta	100	101	108	103	143	168

Dow Jones Utilities Index	100	105	130	128	173	177

Russell 3000 Stock Index	100	121	152	163	167	198

Item 6.     Selected Financial Data

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto.

For the Years Ended June 30,	2017	2016	2015	2014	2013

Summary of Operations ($)

Operating revenues	68,840,169	64,130,220	86,188,238	95,845,871	80,664,837

Operating income	11,003,516	11,433,992	12,963,861	15,603,439	13,188,679

Net income	5,516,343	5,529,378	6,496,081	8,275,128	7,200,776

Earnings per common share
Basic and diluted	.77	.78	.92	1.19	1.05

Cash dividends declared per common share (a)	1.0375	.82	.80	.76	.72

Weighted Average Number of Common Shares
Basic and Diluted	7,118,170	7,066,925	7,002,694	6,918,725	6,843,455

Total Assets ($)	189,956,927	188,879,129	187,711,166	185,934,857	183,832,911

Capitalization ($)

Common shareholders' equity	76,494,995	77,726,969	77,221,654	74,728,352	70,005,415

Long-term debt	48,929,196	50,422,796	51,916,296	53,409,696	54,902,896

Total capitalization	125,424,191	128,149,765	129,137,950	128,138,048	124,908,311

Current Portion of Long-Term Debt ($)	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

Other Items ($)

Capital expenditures	8,725,635	6,302,666	9,010,876	8,077,642	7,179,473

Property, plant and equipment	249,611,353	241,833,771	236,780,490	229,367,319	223,545,925

(a)
In contemplation of the Merger closing, Delta's Board of Directors declared the quarterly dividend for June's financial results on June 30, 2017. Historically, the dividend based on June's financial results is declared each August.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2017 and Future Outlook

Overview

The following is a discussion of the segments we operate, our corporate strategy for the conduct of our business within these segments and significant events that have occurred during 2017. Our Company has two segments: a regulated segment, and a non-regulated segment. Our regulated segment includes our natural gas distribution and transportation services, which are regulated by the Kentucky Public Service Commission. Our non-regulated segment includes our natural gas marketing activities and the sales of natural gas liquids.

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

Consolidated income per common share of $0.77 for 2017 decreased, as compared to our consolidated income of $0.78 for 2016, due to incurring $1,612,000 of Merger-related costs which were partially offset by increased non-regulated revenues, net of natural gas costs (as further discussed in Results of Operations). Our non-regulated segment experienced increased revenues, net of natural gas costs, due to increased sales prices for natural gas and natural gas liquids and the sale of our production inventory. Our non-regulated segment produces and stores natural gas which it sells when favorable market conditions arise.

Future Outlook

Future profitability of the regulated segment is contingent on the adequate and timely adjustment of the rates we charge our regulated customers and our ability to earn our allowed return.  The Kentucky Public Service Commission approves these rates. We monitor our need to file for a general rate increase for our regulated services with the Kentucky Public Service Commission who has historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. Rate base consists primarily of our regulated segment's property, plant and equipment, natural gas in storage and unamortized debt expense offset by accumulated depreciation and certain deferred income taxes. The Kentucky Public Service Commission determines what constitutes reasonable rates for our customers and in any proceeding may disallow or limit the recovery of certain costs and has ultimate discretion determining what constitutes a reasonable return. We may not earn our allowed return if we experience warmer than normal temperatures, infrequent or non-recurring expenses, increased expenses above amounts included in the test period or capital (debt and equity) which exceeds our rate base. The regulated segment's largest expense is natural gas supply, which we are permitted to pass through to our customers. We manage remaining expenses through budgeting, approval and review.

Future profitability of the non-regulated segment is dependent on the business plans of some of our industrial and other large-volume customers and the market prices of natural gas and natural gas liquids, all of which are out of our control. We anticipate our non-regulated segment will continue to contribute to our consolidated net income in fiscal 2018. If natural gas prices increase, we would expect to experience a corresponding increase in our non-regulated revenues, net of natural gas costs, related to our natural gas marketing activities. However, if natural gas prices decrease, we would expect a decrease in our non-regulated revenues, net of natural gas costs, related to our natural gas marketing activities. We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amounts of liquids extracted and the prices for any such liquids as determined by a national non-regulated market.

Proposed Merger

On February 20, 2017, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with PNG Companies, LLC (“PNG”), hereinafter referred to as the “Merger”. For further information, see Note 18 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, amortization, deferred income taxes, share-based compensation and changes in working capital. Our sales and cash requirements are seasonal. The largest portion of our sales occurs during the heating months (December - April), whereas significant cash requirements for the purchase of natural gas for injection into our storage field and capital expenditures occur during non-heating months. Therefore, when cash provided by operating activities is not sufficient to meet our capital requirements, our ability to maintain liquidity depends on our bank line of credit. The current bank line of credit with Branch Banking and Trust Company extends through June 30, 2019 and permits borrowings up to $40,000,000. There were no borrowings outstanding on the bank line of credit as of June 30, 2017 or June 30, 2016.

Cash and cash equivalents were $13,279,000 at June 30, 2017 compared with $18,607,000 at June 30, 2016 and $16,924,000 at June 30, 2015. These changes in cash and cash equivalents are summarized in the following table:

$(000)	2017	2016	2015

Provided by operating activities	10,253	14,740	18,765
Used in investing activities	(8,521)	(6,087)	(8,910)
Used in financing activities	(7,060)	(6,971)	(6,607)

(Decrease) increase in cash and cash equivalents	(5,328)	1,682	3,248

In 2017, cash provided by operating activities decreased $4,487,000 (30%), as compared to 2016, due to a $4,597,000 increase in cash paid for natural gas partially offset by a $2,234,000 increase in cash received from customers, as further discussed in Results of Operations. Additionally, discretionary contributions to our deferred benefit retirement plan increased $1,000,000, as compared to the prior year, and we incurred $1,612,000 in Merger-related costs.

In 2016, cash provided by operating activities decreased $4,025,000 (21%), as compared to 2015, due to a $22,074,000 decrease in cash received from customers partially offset by a $16,192,000 decrease in cash paid for natural gas, as further discussed in Results of Operations. Additionally, cash paid for income taxes decreased $1,249,000 as a result of decreased earnings.

Changes in cash used in investing activities result primarily from changes in the level of capital expenditures between years.

In 2017 and 2016 there were no significant changes in cash used in financing activities, as compared to 2016 and 2015, respectively.

Cash Requirements

Our capital expenditures result in a continued need for cash. These capital expenditures are being made for system extensions and for the replacement and improvement of existing transmission, distribution, gathering, production and storage systems, as well as general facilities. We expect our capital expenditures for fiscal 2018 to be approximately $7.8 million.

The following is provided to summarize our contractual cash obligations for indicated periods after June 30, 2017:

	Payments Due by Fiscal Year
$(000)	2018	2019 - 2020	2021 - 2022	After 2022	Total
Interest payments (a)	2,172	4,043	3,788	14,471	24,474
Long-term debt (b)	1,500	3,000	3,000	43,000	50,500
Pension contributions (c)	500	1,000	1,000	4,500	7,000
Natural gas purchases (d)	350	199	—	—	549
Total contractual obligations (e)	4,522	8,242	7,788	61,971	82,523

(a)
Our long-term debt, notes payable and customers' deposits all require interest payments. Interest payments are projected based on fiscal 2017 interest payments until the underlying obligation is satisfied.

(b)	See Note 10 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	This represents currently projected contributions to the defined benefit retirement plan through 2031, as recommended by our actuary.

(d)
As of June 30, 2017, our non-regulated segment had forward purchase contracts for natural gas which had minimum purchase obligations that expire in June, 2019. The remainder of our natural gas purchase contracts are either requirements-based contracts, or contracts with a minimum purchase obligation extending for a time period not exceeding one month.

(e)
We have other long-term liabilities which include deferred income taxes ($44,815,000), regulatory liabilities ($1,135,000), asset retirement obligations ($4,031,000) and deferred compensation ($1,219,000). Based on the nature of these items their expected settlement dates cannot be estimated.

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

The following table shows the required and actual financial covenants under our Series A Notes as of June 30, 2017:

Requirement		Actual

Tangible net worth	no less than $25,800,000	$75,852,000
Debt to capitalization ratio	no more than 70%	40%
Fixed charge coverage ratio	no less than 1.20x	7.68x
Dividends paid	no more than $48,619,000	$32,672,000

Our 4.26% Series A Notes restrict us from:

•	with limited exceptions, granting or permitting liens on or security interests in our properties,

•	selling a subsidiary, except in limited circumstances,

•	incurring secured debt, or permitting a subsidiary to incur debt or issue preferred stock to any third party, in an aggregate amount that exceeds 10% of our tangible net worth,

•	changing the general nature of our business,

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

Regulatory Accounting

Our accounting policies reflect the effects of the ratemaking process in accordance with regulatory accounting standards. Our regulated segment continues to be cost-of-service rate regulated, and we believe the application of regulatory accounting standards to that segment is appropriate. If, as a result of a change in circumstances, it is determined that the regulated segment no longer meets the criteria to apply regulatory accounting, the regulated segment would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

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

Defined Benefit Retirement Plan

We have a non-contributory, defined benefit retirement plan covering all eligible employees hired prior to May 9, 2008. The net periodic benefit costs (“pension costs”) for our defined benefit retirement plan as described in Note 6 of the Notes to Consolidated Financial Statements are dependent upon numerous factors resulting from actual plan experience and assumptions concerning future experience. These costs, for example, are impacted by employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plan and earnings on plan assets. Additionally, changes made to the provisions of the plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. For the years ended June 30, 2017, 2016 and 2015, we recorded pension costs for our defined benefit retirement plan of $1,312,000, $812,000 and $493,000, respectively.

Changes in pension obligations associated with the above factors may not be immediately recognized as pension costs in the Consolidated Statements of Income, but may be deferred and amortized over the average remaining service period of the active plan participants. As of June 30, 2017, $7,126,000 of accumulated net losses have been deferred for amortization as pension costs into future periods.

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

In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits. Our expected long-term rate of return on the defined benefit retirement plan's assets was 5.5% for 2017 and was based on our targeted asset allocation assumption for 2017 of approximately 65% equity investments and approximately 35% fixed income investments. Our targeted investment allocation for equity investments includes allocations to domestic, global and real estate markets. For additional diversification, we also invest in absolute return strategy mutual funds, which include both equity and fixed income securities. Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective. The plan has amended its investment policy to allow for liability driven investments which, over time, will match a portion of the plan's liability with the underlying assets. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

The funded status of our plan reflects investment gains or losses in the year in which they occur based on the market value of assets at the measurement date.

Based on an assumed long-term rate of return of 5.5%, discount rate of 3.75%, and various other assumptions, we estimate that our pension costs associated with our defined benefit retirement plan will decrease from $1,312,000 in 2017 to $729,000 in 2018. Modifying the expected long-term rate of return on our defined benefit retirement plan assets by .25% would change pension costs for 2018 by approximately $81,000. Increasing the discount rate assumption by .25% would decrease pension costs by approximately $143,000. Decreasing the discount rate assumption by .25% would increase pension costs by approximately $151,000.

Unbilled Revenues and Natural Gas Costs

At each month-end, we estimate the volumes of natural gas that have been used from the date the customer's meter was last read to month-end. This estimate of unbilled usage is based on projected base load (non-weather-sensitive) usage for each day unbilled plus projected weather-sensitive usage for each degree day during the unbilled period. Unbilled revenues and natural gas costs are calculated from the estimate of unbilled usage multiplied by the rates in effect at month-end. Actual usage patterns may vary from these assumptions and may impact operating income.

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

Results of Operations

Gross Margins

Our operating revenues are derived primarily from the sale and delivery of natural gas, the sale of natural gas liquids and the provision of natural gas transportation services. Our operating revenues are significantly impacted by the prices we pay for natural gas. Therefore, we view gross margins as an important performance measure of the core profitability of our operations and believe investors benefit from having access to the same financial measures that our management uses. We define “gross margins” as natural gas sales less the corresponding purchased natural gas expenses, plus transportation, natural gas liquids and other revenues. Gross margins can be derived directly from our Consolidated Statements of Income included in Item 8, as follows:

($000)	2017	2016	2015

Operating revenues	68,840	64,130	86,188
Regulated purchased natural gas	(12,562)	(11,704)	(22,729)
Non-regulated purchased natural gas	(19,981)	(17,621)	(26,713)

Consolidated gross margins	36,297	34,805	36,746

Operating Income, as presented in the Consolidated Statements of Income, is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Gross margin is a “non-GAAP financial measure”, as defined in accordance with SEC rules.

Natural gas prices are determined by a non-regulated national market. Therefore, the prices that we pay for natural gas fluctuate with national supply and demand. See Item 7A for a discussion of our forward contracts.

In the following table we set forth variations in our gross margins for the last two years compared with the same periods in the preceding year. The variation amounts and percentages presented in the following tables for regulated and non-regulated gross margins include intersegment transactions. These intersegment revenues and expenses are eliminated in the Consolidated Statements of Income.

($000)	2017 compared to 2016	2016 compared to 2015

Increase (decrease) in gross margins
Regulated segment
Natural gas sales	(137)	(484)
Natural gas transportation	(324)	(141)
Other	11	(67)
Intersegment elimination (a)	145	278

Total	(305)	(414)

Non-regulated segment
Natural gas sales	1,659	(616)
Natural gas liquids	274	(578)
Other	9	(55)
Intersegment elimination (a)	(145)	(278)

Total	1,797	(1,527)

Increase (decrease) in consolidated gross margins	1,492	(1,941)

(%)

Percentage increase (decrease) in volumes
Regulated segment
Natural gas sales (Mcf)	(3)	(20)
Natural gas transportation (Mcf)	(2)	3

Non-regulated segment
Natural gas sales (Mcf)	(3)	1
Natural gas liquids (gallons)	(7)	(22)

(a)	Intersegment eliminations represent the natural gas transportation costs from the regulated segment to the non-regulated segment.

Heating degree days were 77% of the normal thirty-year average temperatures for fiscal 2017, as compared with 83% and 110% of normal temperatures for 2016 and 2015, respectively. A heating degree day is each degree that the average of the high and the low temperatures for a day is below 65 degrees in a specific geographic location. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Normal temperatures are based on historical thirty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

In 2017, consolidated gross margins increased $1,492,000 (4%), as compared to 2016, primarily due to increased non-regulated gross margins on natural gas sales and natural gas liquids. Gross margins on non-regulated gas sales increased due to the sale of our non-regulated segment’s production inventory and increased sales prices. Gross margins on the sale of natural gas liquids increased due to a 128% increase in the average sales price.

In 2016, consolidated gross margins decreased $1,941,000 (5%), as compared to 2015, due to decreased non-regulated gross margins on natural gas sales and decreased sales prices of natural gas liquids. Gross margins on non-regulated natural gas sales decreased due to the prior year sale of our non-regulated segment's production inventory and decreased sales prices, partially offset by an increase in volumes sold. During 2015, we experienced a 46% decline in the average sales price of natural gas liquids. We process a portion of the natural gas in our distribution, transmission and storage system to extract liquids, enhancing the reliability and efficiency of our system. The profitability from the sales of the natural gas liquids is dependent on the amounts of liquids extracted and the prices for any such liquids as determined by a national non-regulated market.

Operating Expenses

In 2017, operation and maintenance increased $1,998,000 (14%), as compared to 2016, due to incurring $1,612,000 of Merger-related expenses for costs paid to outside parties related to the proposed Merger, as further discussed in Note 18 of the Notes to Consolidated Financial Statements, and a $500,000 increase in the net periodic benefit cost for our defined benefit retirement plan.

In 2017 and 2016, there were no significant changes in depreciation and amortization and taxes other than income taxes as compared to 2016 and 2015, respectively.

In 2016, there were no significant changes to operation and maintenance, as compared to 2015.

Other Income

In 2017, other income increased $202,000 (5,050%), as compared to 2016, due to an increase in the earnings from the supplemental retirement trust and an increase in interest received on the cash surrender value of our life insurance policies. The increase in the earnings from the supplemental retirement trust was offset by an increase in operating expense resulting from a corresponding change in the liability of the trust.

In 2016, there were no significant changes in other income, as compared to 2015.

Interest Charges

In 2017 and 2016, there were no significant changes in interest on long-term debt, amortization of debt expense and other interest expense, as compared to 2016 and 2015, respectively.

Income Tax Expense

In 2017, there were no significant changes in income tax expense, as compared to 2016.

In 2016, income tax expense decreased $515,000 (13%) due to decreases in net income before income taxes, as compared to 2015. There were no significant changes in our effective tax rate for 2017 and 2016, as compared to 2016 and 2015, respectively.

Basic and Diluted Earnings Per Common Share

For 2017 and 2016, our basic and diluted earnings per common share changed, as compared to 2016 and 2015, respectively, as a result of changes in net income and an increase in the number of our common shares outstanding. We increased our number of common shares outstanding as a result of shares issued through our Dividend Reinvestment and Stock Purchase Plan as well as those awarded through our Incentive Compensation Plan. Our computation of basic and diluted earnings per share is set forth in Note 11 of the Notes to Consolidated Financial Statements.

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

None of our natural gas contracts are accounted for using the fair value method of accounting. While some of our natural gas purchase and natural gas sales contracts meet the definition of a derivative, we have designated these contracts as normal purchases and normal sales.  As of June 30, 2017, we had forward purchase contracts through June, 2019 totaling $549,000 which are at a fixed price and not impacted by changes in the market price of natural gas.

When we have a balance outstanding on our variable rate bank line of credit, we are exposed to risk resulting from changes in interest rates.  The interest rate on our bank line of credit with Branch Banking and Trust Company is benchmarked to the monthly London Interbank Offered Rate.  There were no borrowings outstanding on our bank line of credit as of June 30, 2017 or June 30, 2016.  As of June 30, 2017 and June 30, 2016, the weighted average interest rate on our bank line of credit was 2.3% and 1.5%, respectively.  During 2017 and 2016, we did not have any borrowings on our bank line of credit. A one percent (one hundred basis point) increase in our average interest rate would not have impacted our annual pre-tax net income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. That report immediately follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Delta Natural Gas Company, Inc.
Winchester, Kentucky

We have audited the internal control over financial reporting of Delta Natural Gas Company, Inc. and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2017 of the Company and our report dated September 1, 2017 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

September 1, 2017

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

The other information required by this Item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings”, “Executive Officers”, “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2017. We incorporate that information in this document by reference.

Item 11.   Executive Compensation

Information in response to this item is contained under the captions “Director Compensation”, “Corporate Governance and Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation Risks”, “Corporate Governance and Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Retirement Benefits”, “Potential Payments Upon Termination Or Change in Control” and “Termination Table” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2017. We incorporate that information in this document by reference.

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

The following table sets forth certain information with respect to our equity compensation plan at June 30, 2017:

Column A	Column B	Column C

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

—	—	750,902

The other information required by this Item is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2017. We incorporate that information in this document by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Election of Directors”, “Board Leadership, Committees and Meetings” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2017. We incorporate that information in this document by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is contained under the caption “Audit Committee Report” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2017. We incorporate that information in this document by reference.

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

10.01
Natural Gas Sales Agreement, dated May 1, 2000 by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(c) to Registrant's Form S-2/A (Reg. No. 333-100852) dated December 13, 2002. Atmos Energy Marketing, LLC is now CenterPoint Energy Services, Inc.

10.02
Base Contract for Short-Term Sale and Purchase of Natural Gas, dated January 1, 2002, by and between M & B Gas Services, Inc. and Registrant is incorporated herein by reference to Exhibit 10(n) to Registrant's Form S-2 (Reg. No. 333-104301) dated April 4, 2003.

10.03
Natural Gas Sales Agreement, dated May 1, 2003, by and between Atmos Energy Marketing, LLC and Registrant is incorporated herein by reference to Exhibit 10(d) to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2003. Atmos Energy Marketing, LLC is now CenterPoint Energy Services, Inc.

10.04
Base contract for the Sale and Purchase of Natural Gas, dated May 1, 2005 and Exhibit A, dated May 1, 2010 by and between Atmos Energy Marketing, LLC and Registrant are incorporated herein by reference to Exhibit 10.04 to Registrant's Form 10-K (File No. 000-08788) for the period ended June 30, 2012. Atmos Energy Marketing, LLC is now CenterPoint Energy Services, Inc.

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

10.26
Modification Agreement extending to June 30, 2019 the Promissory Note and Loan Agreement dated October 31, 2002 between Branch Banking and Trust Company and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated June 30, 2017.

10.27
Employment agreement dated March 1, 2000, between Glenn R. Jennings, Registrant's Chairman of the Board, President and Chief Executive Officer, and Registrant is incorporated herein by reference to Exhibit (k) to Registrant's Form 10-Q (File No. 000-08788) dated March 31, 2000.

10.28
Officer agreements dated March 1, 2000, between two officers, those being John B. Brown and Johnny L. Caudill, and Registrant are incorporated herein by reference to Exhibit 10(k) to Registrant's Form 10-Q (File No. 000-08788) for the period ended March 31, 2000.

10.29
Officer agreement dated November 20, 2008, between Brian S. Ramsey and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 21, 2008.

10.30
Officer agreement dated November 19, 2010, between Matthew D. Wesolosky and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated November 24, 2010.

10.31
Amendment to Employment Agreement dated November 17, 2016, between Glenn R. Jennings and Registrant is incorporated herein by reference to Exhibit 10.2 to Registrant's Form 8-K (File No. 000-08788) dated November 17, 2016.

10.32
Amendment to Officer Agreement, dated November 17, 2016, between John B. Brown and Registrant is incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 8-K (File No. 000-08788) dated November 17, 2016.

10.33
Amendment to Officer Agreement, dated November 17, 2016, between Johnny L. Caudill and Registrant is incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K (File No. 000-08788) dated November 17, 2016.

10.34
Amendment to Officer Agreement, dated November 17, 2016, between Brian S. Ramsey and Registrant is incorporated herein by reference to Exhibit 10.8 to Registrant’s Form 8-K (File No. 000-08788) dated November 17, 2016.

10.35
Amendment to Officer Agreement, dated November 17, 2016, between Matthew D. Wesolosky and Registrant is incorporated herein by reference to Exhibit 10.10 to Registrant’s Form 8-K (File No. 000-08788) dated November 17, 2016.

10.36
Supplemental retirement benefit agreement and trust agreement between Glenn R. Jennings and Registrant is incorporated herein by reference to Exhibit 10(a) to Registrant's Form 8-K (File No. 000-08788) dated February 25, 2005.

10.37
Registrant's Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated November 17, 2005 is incorporated herein by reference to Exhibit 99(b) to Registrant's S-3D (Reg. No. 333-130301) dated December 14, 2005 and Post-Effective Amendment No. 1 to Registrant's S-3 (Reg. No. 333-130301) dated August 29, 2012.

10.38	Registrant's Incentive Compensation Plan, dated January 1, 2008 is incorporated herein by reference to Exhibit 4.1 to Registrant's S-8 (Reg. No. 333-165210) dated March 4, 2010.
10.39
Notices of Performance Shares Award between five officers, those being John B. Brown, Johnny L. Caudill, Glenn R. Jennings, Brian S. Ramsey and Matthew D. Wesolosky, and Registrant are incorporated herein by reference to Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, of Registrant's Form 8-K (File No. 000-08788) dated August 21, 2013.

10.40	Form of Notice of Performance Shares Award is incorporated herein by reference to Exhibit 10.03 to Registrant's Form 10-Q (File No. 000-08788) for the period ended September 30, 2015.
10.41
Agreement and Plan of Merger with PNG Companies, LLC and Drake Merger Sub, Inc. dated February 20, 2017 is incorporated herein by reference to Exhibit 2.1 to Registrant's Form 8-K (File No. 000-08788) dated February 21, 2017.

12	Computation of the Consolidated Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL):
	(i)	Document and Entity Information;
	(ii)	Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015;
	(iii)	Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015;
	(iv)	Consolidated Balance Sheets as of June 30, 2017 and 2016;
	(v)	Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2017, 2016 and 2015;
	(vii)	Schedule II – Valuation and Qualifying Accounts for the years ended June 30, 2017, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of September, 2017.

DELTA NATURAL GAS COMPANY, INC.

By: /s/Glenn R. Jennings
Glenn R. Jennings
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:

/s/Glenn R. Jennings	Chairman of the Board, President	September 1, 2017
(Glenn R. Jennings)	and Chief Executive Officer

(ii) Principal Financial Officer:

/s/John B. Brown	Chief Operating Officer,	September 1, 2017
(John B. Brown)	Treasurer and Secretary

(iii) Principal Accounting Officer:

/s/Matthew D. Wesolosky	Vice President - Controller	September 1, 2017
(Matthew D. Wesolosky)

(iv) A Majority of the Board of Directors:

/s/Glenn R. Jennings	Chairman of the Board, President	September 1, 2017
(Glenn R. Jennings)	and Chief Executive Officer

/s/Linda K. Breathitt	Director	September 1, 2017
(Linda K. Breathitt)

/s/Jacob P. Cline, III	Director	September 1, 2017
(Jacob P. Cline, III)

/s/Sandra C. Gray	Director	September 1, 2017
(Sandra C. Gray)

/s/Edward J. Holmes	Director	September 1, 2017
(Edward J. Holmes)

/s/Michael J. Kistner	Director	September 1, 2017
(Michael J. Kistner)

/s/Fred N. Parker	Director	September 1, 2017
(Fred N. Parker)

/s/Rodney L. Short	Director	September 1, 2017
(Rodney L. Short)

/s/Arthur E. Walker, Jr.	Director	September 1, 2017
(Arthur E. Walker, Jr.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Delta Natural Gas Company, Inc.
Winchester, Kentucky

We have audited the accompanying consolidated balance sheets of Delta Natural Gas Company, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Natural Gas Company, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the financial statements, the Company entered into a Merger Agreement with People's Natural Gas and Drake Merger Sub Inc., a new wholly-owned subsidiary of People's Natural Gas.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Cincinnati, Ohio

September 1, 2017

Delta Natural Gas Company, Inc.

Consolidated Statements of Income

For the Year Ended June 30,	2017	2016	2015

Operating Revenues
Regulated revenues	$41,795,560	$41,242,094	$52,681,120
Non-regulated revenues	27,044,609	22,888,126	33,507,118
Total operating revenues	$68,840,169	$64,130,220	$86,188,238

Operating Expenses
Regulated purchased natural gas	$12,561,849	$11,704,178	$22,728,766
Non-regulated purchased natural gas	19,980,989	17,621,069	26,713,424
Operation and maintenance	15,988,178	13,989,510	14,608,835
Depreciation and amortization	6,415,660	6,416,221	6,377,743
Taxes other than income taxes	2,889,977	2,965,250	2,795,609
Total operating expenses	$57,836,653	$52,696,228	$73,224,377

Operating Income	$11,003,516	$11,433,992	$12,963,861

Other Income	$205,826	$4,124	$25,097

Interest Charges
Interest on long-term debt	$2,181,324	$2,245,224	$2,309,124
Other interest expense	54,062	52,533	51,538
Amortization of debt expense	227,000	233,500	240,000
Total interest charges	$2,462,386	$2,531,257	$2,600,662

Net Income Before Income Taxes	$8,746,956	$8,906,859	$10,388,296

Income Tax Expense	3,230,613	3,377,481	3,892,215

Net Income	$5,516,343	$5,529,378	$6,496,081

Earnings Per Common Share (Note 11)
Basic and Diluted	$.77	$.78	$.92

Dividends Declared Per Common Share	$1.0375	$.82	$.80

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows

For the Year Ended June 30,	2017	2016	2015

Cash Flows From Operating Activities
Net income	$5,516,343	$5,529,378	$6,496,081

Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	6,642,660	6,649,721	6,617,743
Deferred income taxes and investment
tax credits	1,346,242	1,193,793	1,449,471
Change in cash surrender value of officer's
life insurance	(51,071)	6,198	(19,036)
Share-based compensation	292,174	452,230	1,095,051
Excess tax deficiency from share-based compensation	42,603	(5,508)	9,249

(Increase) decrease in assets
Accounts receivable	(1,335,920)	1,091,517	871,270
Natural gas in storage	(2,152,990)	1,344,242	2,491,337
Deferred natural gas cost	(1,423,973)	(674,077)	724,923
Materials and supplies	(112,827)	(4,549)	(12,578)
Prepayments	1,437,116	(1,226,279)	(363,263)
Other assets	(283,540)	(288,867)	225,771

Increase (decrease) in liabilities
Accounts payable	2,207,356	(1,181,356)	(1,135,821)
Accrued taxes	(47,140)	106,856	(80,925)
Asset retirement obligations	(59,085)	(85,068)	375,073
Other liabilities	(1,765,233)	1,832,112	20,658

Net cash provided by operating activities	$10,252,715	$14,740,343	$18,765,004

Cash Flows From Investing Activities
Capital expenditures	$(8,725,635)	$(6,302,666)	$(9,010,876)
Proceeds from sale of property, plant and equipment	265,239	275,397	161,311
Other	(60,000)	(60,000)	(60,000)

Net cash used in investing activities	$(8,520,396)	$(6,087,269)	$(8,909,565)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Cash Flows (continued)

For the Year Ended June 30,	2017	2016	2015

Cash Flows From Financing Activities
Dividends on common shares	$(5,913,888)	$(5,822,259)	$(5,639,791)
Issuance of common shares	619,532	614,518	532,712
Payment of minimum tax withholdings on share-based compensation	(266,005)	(263,044)	—
Repayment of long-term debt	(1,500,000)	(1,500,000)	(1,500,000)
Borrowings on bank line of credit	—	—	126,430
Repayment of bank line of credit	—	—	(126,430)

Net cash used in financing activities	$(7,060,361)	$(6,970,785)	$(6,607,079)

Net (Decrease) Increase in Cash and Cash Equivalents	$(5,328,042)	$1,682,289	$3,248,360

Cash and Cash Equivalents, Beginning of Year	18,606,567	16,924,278	13,675,918

Cash and Cash Equivalents, End of Year	$13,278,525	$18,606,567	$16,924,278

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
Interest	$2,240,428	$2,298,228	$2,369,078
Income taxes (net of refunds)	$2,281,475	$2,064,005	$3,312,944

Significant non-cash transactions
Accrued capital expenditures	$374,469	$157,808	$207,169
Accrued dividends on common shares	$1,480,130	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets

As of June 30,	2017	2016

Assets

Current Assets
Cash and cash equivalents	$13,278,525	$18,606,567
Accounts receivable, less accumulated allowances for doubtful
accounts of $172,000 and $301,000 in 2017 and 2016, respectively	6,201,732	4,741,595
Natural gas in storage, at average cost (Note 1)	5,442,910	3,289,920
Deferred natural gas costs (Notes 1 and 14)	2,098,050	674,077
Materials and supplies, at average cost	676,919	544,342
Prepayments	3,217,770	3,051,665

Total current assets	$30,915,906	$30,908,166

Property, Plant and Equipment	$249,611,353	$241,833,771
Less - Accumulated provision for depreciation	(109,804,512)	(104,192,898)

Net property, plant and equipment	$139,806,841	$137,640,873

Other Assets
Cash surrender value of life insurance
(face amount of $957,000 and $954,000 in 2017 and 2016, respectively)	$466,056	$414,985
Prepaid Pension (Note 6)	2,113,785	—
Regulatory assets (Note 1)	15,435,233	18,881,126
Other non-current assets	1,219,106	1,033,979

Total other assets	$19,234,180	$20,330,090

Total assets	$189,956,927	$188,879,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Balance Sheets (continued)

As of June 30,	2017	2016

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$8,110,424	$4,200,298
Current portion of long-term debt (Note 10)	1,500,000	1,500,000
Accrued taxes	1,537,535	1,584,675
Customers' deposits	616,661	618,137
Accrued interest on debt	106,783	111,825
Accrued vacation	750,994	756,138
Other liabilities	665,551	585,342

Total current liabilities	$13,287,948	$9,356,415

Long-Term Debt (Notes 1 and 10)	$48,929,196	$50,422,796

Long-Term Liabilities
Deferred income taxes (Note 5)	$44,815,170	$43,405,098
Regulatory liabilities (Note 1)	1,135,362	1,138,141
Accrued Pension (Note 6)	—	1,833,780
Asset retirement obligations (Note 4)	4,030,786	3,917,585
Other long-term liabilities	1,263,470	1,078,345

Total long-term liabilities	$51,244,788	$51,372,949

Commitments and Contingencies (Note 13)

Total liabilities	$113,461,932	$111,152,160

Shareholders' Equity
Common shares ($1.00 par value), 20,000,000 shares authorized; 7,133,148 and 7,087,762 shares outstanding at June 30, 2017 and June 30, 2016, respectively	$7,133,148	$7,087,762
Premium on common shares	50,072,857	49,472,542
Retained earnings	19,288,990	21,166,665

Total shareholders' equity	$76,494,995	$77,726,969

Total liabilities and shareholders' equity	$189,956,927	$188,879,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Delta Natural Gas Company, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Year Ended June 30, 2017
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$7,087,762	$49,472,542	$21,166,665	$77,726,969
Net income	—	—	5,516,343	5,516,343
Issuance of common shares	22,682	596,850	—	619,532
Issuance of common shares under the
incentive compensation plan, net of cancellations	22,704	(288,709)	—	(266,005)
Share-based compensation expense	—	292,174	—	292,174
Dividends on common shares	—	—	(7,394,018)	(7,394,018)

Balance, end of year	$7,133,148	$50,072,857	$19,288,990	$76,494,995

	Year Ended June 30, 2016
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$7,026,500	$48,735,608	$21,459,546	$77,221,654
Net income	—	—	5,529,378	5,529,378
Issuance of common shares	28,437	586,081	—	614,518
Issuance of common shares under the
incentive compensation plan, net of cancellations	32,825	(295,869)	—	(263,044)
Share-based compensation expense	—	452,230	—	452,230
Tax benefit from share-based compensation	—	(5,508)	—	(5,508)
Dividends on common shares	—	—	(5,822,259)	(5,822,259)

Balance, end of year	$7,087,762	$49,472,542	$21,166,665	$77,726,969

	Year Ended June 30, 2015
	Common Shares	Premium on Common Shares	Retained Earnings	Shareholders' Equity

Balance, beginning of year	$6,942,758	$47,182,338	$20,603,256	$74,728,352
Net income	—	—	6,496,081	6,496,081
Issuance of common shares	26,412	506,300	—	532,712
Issuance of common shares under the
incentive compensation plan	57,330	385,251	—	442,581
Share-based compensation expense	—	652,470	—	652,470
Tax benefit from share-based compensation	—	9,249	—	9,249
Dividends on common shares	—	—	(5,639,791)	(5,639,791)

Balance, end of year	$7,026,500	$48,735,608	$21,459,546	$77,221,654

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

On February 20, 2017, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with PNG Companies, LLC (“PNG”), hereinafter referred to as the “Merger”. For further information, see Note 18 of the Notes to Consolidated Financial Statements.

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

Property, plant and equipment is comprised of the following major classes of assets:

($000)	2017	2016

Regulated segment
Distribution, transmission and storage	219,477	214,660
General, miscellaneous and intangibles	23,578	23,145
Construction work in progress	3,902	1,422
Total regulated segment	246,957	239,227

Non-regulated segment	2,654	2,607
Total property, plant and equipment	249,611	241,834

All expenditures for maintenance and repairs of units of property are charged to the appropriate maintenance expense accounts in the month incurred.

    We determine the provision for depreciation using the straight-line method and by the application of rates to various classes of utility plant. The rates are based upon the estimated service lives of the properties and were equivalent to composite rates of 2.7% of average depreciable plant for 2017, and 2.8% for 2016 and 2015.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. In the opinion of management, our long-lived assets are appropriately valued in the accompanying consolidated financial statements. There were no impairments of long-lived assets during 2017, 2016 or 2015.

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

Regulated Revenues

We bill our regulated sales of natural gas at tariff rates approved by the Kentucky Public Service Commission. Our customers are billed on a monthly basis; however, the billing cycle for certain classes of customers do not necessarily coincide with the calendar month-end. For these customers, we apply the unbilled method of accounting, where we estimate and accrue revenues applicable to customers, but not yet billed. The related natural gas costs are charged to expense. At the end of each month, natural gas service which has been rendered from the date the customer's meter was last read to the month-end is unbilled. Unbilled revenues are included in accounts receivable and unbilled natural gas costs are included in deferred natural gas costs on the accompanying Consolidated Balance Sheets. Unbilled amounts include the following:

(000)	2017	2016

Unbilled revenues ($)	1,653	1,452
Unbilled natural gas costs ($)	445	319
Unbilled volumes (Mcf)	70	63

We record on-system transportation services in the period in which we transport natural gas to the end-use customer within our system. On-system transportation customers receive their natural gas supply from third-party shippers delivering natural gas into Delta’s system. We bill on-system transportation services at tariff rates, as approved by the Kentucky Public Service Commission, which include both fixed monthly charges and volumetric rates. Delta Resources utilizes Delta’s on-system transportation service and Delta recognizes revenue from Delta Resources at tariff rates, which eliminates upon consolidation.

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

The daily volumes of natural gas delivered from third-party shippers supplying our transportation customers rarely equal the daily volumes billed to our customers, resulting in periodic transportation imbalances. These imbalances are short-term in duration, and Delta monitors the activity and regularly notifies the shippers when they have an imbalance. Transportation imbalances in turn create imbalances of the natural gas supply on Delta’s system, thus requiring Delta to purchase either more or less volumes of natural gas to meet our customers’ natural gas requirements, and they are included on the Consolidated Balance Sheets in either accounts payable or prepayments, respectively. Consistent with the regulatory treatment for our natural gas cost recovery tariff (as further discussed in Note 14 of the Notes to Consolidated Financial Statements), imbalances do not impact our results of operations, as the net impact of the imbalances offset against the regulatory asset/liability related to our natural gas cost recovery tariff.

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

($000)	2017	2016

Regulatory assets
Current assets
Deferred natural gas costs	2,098	674

Other assets
Conservation/efficiency program expenses	258	243
Loss on extinguishment of debt	2,468	2,689
Asset retirement obligations	5,640	5,121
Accrued pension	7,069	10,828
Total other assets	15,435	18,881

Total regulatory assets	17,533	19,555

Regulatory liabilities
Long-term liabilities
Accrued cost of removal on long-lived assets	549	487
Regulatory liability for deferred income taxes	586	651

Total regulatory liabilities	1,135	1,138

All of our regulatory assets and liabilities have been approved for recovery by the Kentucky Public Service Commission and are currently being recovered or refunded through our regulated natural gas rates. In addition, the unrecovered balance of the loss on extinguishment of debt is included in rate base and, therefore, earns a return. The weighted average recovery period of the other regulatory assets which are not earning a return is 28 years.

Derivatives

Certain of our natural gas purchase and sale contracts qualify as derivatives. All such contracts have been designated as normal purchases and sales and as such are accounted for under the accrual basis and are not recorded at fair value in the accompanying consolidated financial statements.

Marketable Securities

We have a supplemental retirement benefit agreement with Glenn R. Jennings, our Chairman of the Board, President and Chief Executive Officer, that is a non-qualified deferred compensation plan. The agreement establishes an irrevocable rabbi trust, in which the assets of the trust are earmarked to pay benefits under the agreement. We have recognized a liability related to the obligation to pay these benefits to Mr. Jennings. We make discretionary contributions to the trust in order to fund the related deferred compensation liability.

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

As of June 30, 2017, we are evaluating our sources of revenue and are assessing the effect that the new guidance will have on our financial position, results of operations and cash flows. The conclusion of our assessment is contingent, in part, upon the completion of deliberations currently in progress by our industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants. In association with this undertaking, the American Institute of Certified Public Accountants formed a number of industry task forces, including a Power & Utilities Task Force (“Task Force”).

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

The guidance changed the accounting for excess tax benefits and deficiencies, where previously the difference in compensation cost recognized for financial reporting purposes versus the deduction on the corporate tax return was recognized as additional paid-in capital to the extent the cumulative tax benefits exceeded tax deficiencies. Effective July 1, 2016, on a prospective basis, we began recognizing the effect of vested awards as discrete items in the period in which they occur with excess tax benefits and deficiencies recognized in the Consolidated Statements of Income as an adjustment to income tax expense. We do not have any previously unrecognized excess tax benefits which require a cumulative effect adjustment upon adoption. The guidance also requires the classification of excess tax benefits and deficiencies as an operating activity on the Consolidated Statements of Cash Flows, which has been adopted retrospectively and resulted in an immaterial reclassification between financing activities and operating activities on the Consolidated Statements of Cash Flows.

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

($000)	2017	2016

Money market	48	44
U.S. equity securities	539	435
Foreign equity funds	246	168
U.S. fixed income funds	269	223
Foreign fixed income funds	23	19
Absolute return strategy mutual funds	94	145
Total trust assets	1,219	1,034

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

	2017		2016
	Carrying	Fair	Carrying	Fair
($000)	Amount	Value	Amount	Value

4.26% Series A Notes	50,429	52,978	51,923	55,324

(4) Asset Retirement Obligations

Legal obligations

As of June 30, 2017 and 2016, we have accrued liabilities and related assets, net of accumulated depreciation, relative to the legal obligation to retire certain natural gas wells, storage tanks, mains and services. For asset retirement obligations related to regulated assets, accretion of the liability and depreciation of the asset retirement costs are recorded as regulatory assets, pursuant to regulatory accounting standards, as we recover the cost of removing our regulated assets through our depreciation rates.

The following is a summary of our asset retirement obligations as shown on the accompanying Consolidated Balance Sheets:

($000)	2017	2016

Balance, beginning of year	3,918	3,796
Liabilities incurred	38	28
Liabilities settled	(357)	(266)
Accretion	280	271
Revisions in estimated cash flows	152	89
Balance, end of year	4,031	3,918

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

Non-legal obligations

In accordance with established regulatory practices, we accrue costs of removal on long-lived assets through depreciation expense to the extent recovery of such costs is granted by the Kentucky Public Service Commission even though such costs do not represent legal obligations. In accordance with regulatory accounting standards, $549,000 and $487,000 of such accrued cost of removal was recorded as a regulatory liability on the accompanying Consolidated Balance Sheets as of June 30, 2017 and 2016, respectively.

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

($000)	2017	2016

Deferred Tax Liabilities
Deferred natural gas cost	(796)	(256)
Prepaid expenses	(339)	(392)
Accelerated depreciation	(39,603)	(38,862)
Prepaid pension	(982)	—
Regulatory assets - asset retirement obligations	(1,078)	(981)
Regulatory assets - loss on extinguishment of debt	(937)	(1,021)
Regulatory assets - unrecognized accrued pension	(2,684)	(4,110)
Regulatory liabilities	(837)	(837)
Other	(1,082)	(1,084)

Total deferred tax liabilities	(48,338)	(47,543)

Deferred Tax Assets
Bad debt reserve	65	114
Accrued pension	—	516
Accrued employee benefits	783	875
Asset retirement obligations	1,468	1,425
Regulatory liabilities	1,060	1,084
Section 263(a) capitalized costs	58	32
Other	89	92

Total deferred tax assets	3,523	4,138

Net accumulated deferred income tax liability	(44,815)	(43,405)

The components of the income tax provision are comprised of the following for the years ended June 30:

($000)	2017	2016	2015

Current
Federal	1,605	1,817	1,950
State	279	366	493
Total	1,884	2,183	2,443
Deferred	1,347	1,194	1,449
Income tax expense	3,231	3,377	3,892

Reconciliation of the statutory federal income tax rate to the effective income tax rate is shown in the table below:

(%)	2017	2016	2015

Statutory federal income tax rate	34.0	34.0	34.0
State income taxes, net of federal benefit	4.0	4.0	4.0
Amortization of investment tax credits	—	(0.1)	(0.1)
Other differences, net	(1.1)	—	(0.4)
Effective income tax rate	36.9	37.9	37.5

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

As of June 30, 2017 and 2016, we did not have any unrecognized tax positions, which, if recognized, would impact the effective tax rate.

We file income tax returns in federal and Kentucky jurisdictions.  Tax years previous to June 30, 2014 and June 30, 2013 are no longer subject to examination for federal and Kentucky income taxes, respectively.

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

Our obligations and the funded status of our plan, measured at June 30, 2017 and 2016, respectively, are as follows:

($000)	2017	2016

Change in Benefit Obligation
Benefit obligation at beginning of year	31,572	28,838
Service cost	1,021	1,004
Interest cost	1,053	1,157
Actuarial (gain) loss	(1,317)	1,517
Benefits paid	(721)	(944)
Benefit obligation at end of year	31,608	31,572

Change in Plan Assets
Fair value of plan assets at beginning of year	29,738	30,984
Actual return on plan assets	3,205	(802)
Employer contributions	1,500	500
Benefits paid	(721)	(944)
Fair value of plan assets at end of year	33,722	29,738

Recognized Amounts
Projected benefit obligation	(31,608)	(31,572)
Plan assets at fair value	33,722	29,738
Funded status	2,114	(1,834)

Net amount recognized as prepaid (accrued) pension on the Consolidated Balance Sheets	2,114	(1,834)

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost
Prior service cost	(57)	(144)
Accumulated net losses	7,126	10,972
Amounts recognized as regulatory assets	7,069	10,828

The accumulated benefit obligation was $28,320,000 and $28,124,000 for 2017 and 2016, respectively.

($000)	2017	2016	2015

Components of Net Periodic Benefit Cost
Service cost	1,021	1,004	990
Interest cost	1,053	1,157	1,056
Expected return on plan assets	(1,623)	(1,636)	(1,711)
Amortization of unrecognized net loss	947	373	244
Amortization of prior service cost	(86)	(86)	(86)
Net periodic benefit cost	1,312	812	493

(%)

Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	3.75	3.50	4.25
Rate of compensation increase	4.0	4.0	4.0

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	3.5	4.25	4.25
Expected long-term return on plan assets	5.5	5.5	6.0
Rate of compensation increase	4.0	4.0	4.0

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

The assets of the plan are comprised of investments in individual securities and mutual funds.

	Target	Actual Allocations
(%)	Allocations	2017	2016
Asset Class
Cash and cash equivalents	3	4	3

Equity Securities
U.S. equity securities	44	34	35
Foreign equity securities	21	17	17
	65	51	52

Fixed Income Securities
U. S. fixed income security	13	23	21
Foreign fixed income security	2	4	2
	15	27	23

Other Securities
Absolute return strategy mutual funds	7	10	14
Real estate investment trusts	10	8	8
	17	18	22
	100	100	100

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

($000)	2017	Level 1	Level 2	Level 3
Asset Class
Cash	1,169	1,169	—	—

Equity Securities
U.S. equity securities	11,293	11,293	—	—
Foreign equity securities	5,658	5,658	—	—
	16,951	16,951	—	—

Fixed Income Securities
U.S. treasury securities	1,301	1,301	—	—
U.S. corporate bonds	1,664	—	1,664	—
High yield funds	4,418	4,418	—	—
Foreign bond funds	1,326	1,326	—	—
Other	636	—	636	—
	9,345	7,045	2,300	—

Other
Absolute return strategy mutual funds	3,517	3,517	—	—
Real estate investment trusts and master-limited partnerships	2,740	2,153	587	—
	6,257	5,670	587	—

Total investments at fair value	33,722	30,835	2,887	—

($000)	2016	Level 1	Level 2	Level 3
Asset Class
Cash	807	807	—	—

Equity Securities
U.S. equity securities	10,355	10,355	—	—
Foreign equity securities	4,952	4,952	—	—
	15,307	15,307	—	—
Fixed Income Securities
U.S. treasury securities	387	387	—	—
U.S. corporate bonds	990	—	990	—
High yield funds	4,397	4,397	—	—
Foreign bond funds	624	624	—	—
Other	680	—	680	—
	7,078	5,408	1,670	—

Other
Absolute return strategy mutual funds	4,300	4,300	—	—
Real estate investment trusts and master-limited partnerships	2,246	2,084	162	—
	6,546	6,384	162	—

Total investments at fair value	29,738	27,906	1,832	—

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

We made $1,500,000 in discretionary contributions to the defined benefit retirement plan in fiscal 2017. In August, 2017, we made a $500,000 discretionary contribution to the defined benefit retirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($000)

2018	3,211
2019	1,699
2020	1,281
2021	1,176
2022	1,375
2023 - 2027	9,035

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

Employee Savings Plan

We have an employee savings plan under which eligible employees may elect to contribute a portion of their annual compensation up to the maximum amount permitted by law. The Company matches 100% of the employee's contribution up to a maximum company contribution of 4% of the employee's annual compensation. Employees hired after May 9, 2008, who are not eligible to participate in the defined benefit retirement plan, annually receive an additional 4% non-elective contribution into their employee savings plan account. Company contributions are discretionary and subject to change with approval from our Board of Directors. For 2017, 2016 and 2015, our employee savings plan expense was $396,000, $379,000 and $359,000, respectively.

Supplemental Retirement Agreement

We sponsor a nonqualified defined contribution supplemental retirement agreement for Glenn R. Jennings, Delta's Chairman of the Board, President and Chief Executive Officer. Delta makes discretionary contributions into an irrevocable trust until Mr. Jennings' retirement. At retirement, the trustee will make annual payments of $100,000 to Mr. Jennings until the trust is depleted. For 2017, 2016 and 2015, Delta contributed $60,000 each year to the trust. As of June 30, 2017 and 2016, the irrevocable trust assets are $1,219,000 and $1,034,000, respectively. These amounts are included in other non-current assets on the accompanying Consolidated Balance Sheets. Liabilities, in corresponding amounts, are included in other long-term liabilities on the accompanying Consolidated Balance Sheets.

(7) Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan (“Reinvestment Plan”) provides that shareholders of record can reinvest dividends and also make limited additional investments of up to $50,000 per year in shares of common stock of the Company. Under the Reinvestment Plan we issued 22,682, 28,437 and 26,412 shares in 2017, 2016 and 2015, respectively. We registered 400,000 shares for issuance under the Reinvestment Plan in 2006, and as of June 30, 2017 there were approximately 15,000 shares available for issuance. The Reinvestment Plan was terminated effective June 30, 2017.

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

(9) Notes Payable

The current bank line of credit with Branch Banking and Trust Company permits borrowings up to $40,000,000, all of which was available as of June 30, 2017 and June 30, 2016. During 2017 and 2016, we did not have any borrowing on our bank line of credit. The bank line of credit extends through June 30, 2019, but will be terminated upon the closing of the Merger. The interest rate on the used line of credit is the London Interbank Offered Rate plus 1.075%. The annual cost of the unused bank line of credit is 0.125%. Our most restrictive covenants are discussed in Note 10 of the Notes to Consolidated Financial Statements.

(10) Long-Term Debt

Our Series A Notes are unsecured, bear interest at a rate of 4.26% per annum, which is payable quarterly, and mature on December 20, 2031.  We are required to make an annual $1,500,000 principal payment on the Series A Notes each December.  The following table summarizes the contractual maturities of our Series A Notes by fiscal year:

($000)
2018	1,500
2019	1,500
2020	1,500
2021	1,500
Thereafter	44,500
Total maturing debt	50,500

Any additional prepayment of principal by the Company may be subject to a prepayment premium which varies depending on the yields of United States Treasury securities with a maturity equal to the remaining average life of the Series A Notes.

We amortize debt issuance expenses over the life of the related debt using the effective interest method. As of June 30, 2017 and 2016, $71,000 and $77,000 of debt issuance costs, respectively, were reflected as an adjustment to the carrying amount of our long-term debt on the accompanying Consolidated Balance Sheets. As of June 30, 2017 and 2016, we had a loss on extinguishment of debt of $2,468,000 and $2,689,000, respectively, which has been deferred as a regulatory asset and is being amortized over the term of the debt, as further discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

(11) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2017	2016	2015
Numerator - Basic and Diluted ($000)
Net income	5,516	5,529	6,496
Dividends declared	(7,394)	(5,822)	(5,640)
Undistributed earnings (loss) (a)	(1,878)	(293)	856

Allocated to common shares:

Undistributed earnings (loss) (a)	(1,878)	(293)	851
Dividends declared (b)	7,391	5,798	5,609
Earnings allocated to common shares	5,513	5,505	6,460

Denominator - Basic and Diluted
Weighted average common shares (c)	7,118,170	7,066,925	7,002,694

Earnings per Common Share - Basic and Diluted ($)	0.77	0.78	0.92

(a) Percentage allocated to common shares:

Weighted average:
Common shares outstanding	7,118,170	7,066,925	7,002,694
Unvested participating shares outstanding (d)	—	—	45,500
Total	7,118,170	7,066,925	7,048,194

Percentage allocated to common shares	100.0%	100.0%	99.4%

Undistributed earnings (loss) ($000)	(1,878)	(293)	856
Allocated to common shares	(1,878)	(293)	851

(b)	Represents dividends paid on common shares, exclusive of unvested participating shares.
(c) Under our Incentive Compensation Plan, recipients of performance share awards receive unvested non-participating shares, as further discussed in Note 16 of the Notes to Consolidated Financial Statements.  Unvested non-participating shares become dilutive in the interim quarter-end in which the performance objective is met.  If the performance objective continues to be met through the end of the performance period, these shares become unvested participating shares as of the fiscal year-end, as further discussed below in Note (c).  The weighted average number of unvested non-participating shares outstanding during a period is included in the diluted earnings per common share calculation using the treasury stock method, unless the effect of including such shares would be antidilutive. There were no unvested non-participating shares outstanding as of June 30, 2017, 2016 and 2015.
(d) Certain awards under our shareholder approved incentive compensation plan, as further discussed in Note 16 of the Notes to Consolidated Financial Statements, provide the recipients of the awards all the rights of a shareholder of Delta including the right to dividends declared on common shares.  Any unvested shares which are participating in dividends are considered participating securities and are included in our computation of basic and diluted earnings per share using the two-class method unless the effect of including such shares would be antidilutive. As of June 30, 2017 and 2016, there were 4,000 and 28,000 participating shares outstanding, respectively, which were excluded from the computation of earnings allocated to common shares, as the holders of the unvested participating shares do not have a contractual obligation to share in losses. There were no antidilutive shares in 2015. There were 4,000, 28,000 and 65,000 unvested participating shares outstanding as of June 30, 2017, 2016 and 2015, respectively.

(12) Operating Leases

We have no non-cancellable operating leases. Our operating leases relate primarily to well and compressor station site leases and are cancellable at our option. Rental expense under operating leases was $68,000, $78,000 and $69,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

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

Jacob Halberstam, et al v. Delta Natural Gas Company, Inc., et al. Clark Circuit Court, Kentucky. The plaintiff filed this complaint on April 13, 2017, on behalf of himself and all Delta shareholders against Delta, its directors and PNG and Merger Sub. The plaintiff alleges that the defendants breached fiduciary duties to the Delta shareholders and aided and abetted breaches of fiduciary duties in connection with the Merger Agreement, under the terms of which Delta would be merged with and into Merger Sub, with Delta being the surviving corporation and becoming a wholly owned subsidiary of PNG. The plaintiff seeks to enjoin the consummation of the proposed transaction or, if the proposed transaction is closed, damages from Delta’s directors.

Paul Parshall, et al. v. Delta Natural Gas Company, Inc., et al, United States District Court for the Eastern District of Kentucky at Lexington. The plaintiff filed this complaint on April 28, 2017, on behalf of himself and all Delta shareholders against Delta, its directors, PNG, Merger Sub and SteelRiver Infrastructure Fund North America, LP. The plaintiff alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the Merger Agreement. The complaint has been dismissed without prejudice.
Judy Cole, et al. v. Delta Natural Gas Company, Inc., et al. Clark Circuit Court, Kentucky. The plaintiff filed this complaint on May 5, 2017, on behalf of herself and all Delta shareholders against Delta and its directors. The plaintiff alleges that the defendants breached fiduciary duties to the Delta shareholders in connection with the Merger Agreement and the proxy statement sent to Delta shareholders describing the transaction. The plaintiff seeks to enjoin the consummation of the proposed transaction.
Counsel for Delta, counsel for PNG, Merger Sub and SteelRiver Infrastructure Fund North America, LP and counsel for the plaintiffs in the three lawsuits described above have entered a confidential memorandum of understanding dated May 25, 2017, under the terms of which the litigation will be settled, subject to court approval, with Delta making additional disclosures to its shareholders, which has been done. It is anticipated that the plaintiffs will seek an order from the Clark Circuit Court requiring Delta to pay attorneys’ fees and expenses of the plaintiffs. The amount of the anticipated fee request and any amount of settlement is unknown. During 2017, no expense has been recognized related to the fee request or settlement in the Consolidated Statement of Income. Delta is insured for such litigation, subject to a $1 million deductible.
We are not a party to any other material pending legal proceedings that are expected to have a materially adverse impact on our liquidity, financial position or results of operations.

In connection with the Merger, we retained Tudor Pickering, Holt & Co. Advisors, LLC (“TPH”) to act as financial advisors in connection with the transaction contemplated by the Merger Agreement and $1,853,000 is payable to TPH upon closing of the Merger. Additionally, upon closing of the Merger, Delta is required to purchase runoff insurance coverage for six years which will cost an estimated $158,000. During 2017, none of these amounts have been recognized as an expense in the Consolidated Statement of Income.

We have entered into forward purchase agreements for a portion of our non-regulated segment's natural gas purchases through June, 2019 . The agreements require us to purchase minimum amounts of natural gas throughout the term of the agreements.

The agreements are established in the normal course of business to ensure adequate natural gas supply to meet our non-regulated customers' natural gas requirements. The agreements have aggregate minimum purchase obligations of $350,000 and $199,000 for our fiscal years ending June 30, 2018 and 2019, respectively.

(14)  Regulatory Matters

The Kentucky Public Service Commission exercises regulatory authority over our retail natural gas distribution and transportation services, which includes approval of our regulated rates and tariffs. We monitor our need to file requests with them for a general rate increase for our natural gas distribution and transportation services. The Kentucky Public Service Commission has historically utilized cost-of-service ratemaking where our base rates are established to recover normal operating expenses, exclusive of natural gas costs, and a reasonable rate of return on our rate base. Rate base consists primarily of our regulated segment's property, plant and equipment, natural gas in storage and unamortized debt expense offset by accumulated depreciation and certain deferred income taxes. Our regulated rates were most recently adjusted in our 2010 rate case and became effective in October, 2010. We do not have any matters before the Kentucky Public Service Commission which would have a material impact on our results of operations, financial position or cash flows.

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

On March 17, 2017, we and PNG filed a joint application with the Kentucky Public Service Commission seeking regulatory approval of the Merger, as further discussed in Note 18 of the Notes to Consolidated Financial Statements. On August 15, 2017, the Kentucky Public Service Commission issued an order granting unconditional approval of the Merger and we anticipate closing to occur by September 30, 2017.

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

In our non-regulated segment, two customers each provided more than 5% of our operating revenues for 2017. Our largest customer provided approximately $15,889,000, $11,555,000 and $17,852,000 of non-regulated revenues during 2017, 2016 and 2015, respectively. Our second largest customer provided approximately $4,744,000, $5,656,000 and $7,127,000 of non-regulated revenues during 2017, 2016 and 2015, respectively. There is no assurance that revenues from these customers will continue at these levels.

Our regulated segment purchased approximately 99% of its natural gas from CenterPoint Energy Services and Midwest Energy Services in 2017, 2016 and 2015.

Our non-regulated segment purchased approximately 95% of its natural gas from CenterPoint Energy Services and Midwest Energy Services in 2017. We purchased approximately 99% of our natural gas from CenterPoint Energy Services and Midwest Energy Services in 2016 and 2015.

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

Segment information is shown in the following table:

($000)	2017	2016	2015
Operating Revenues
Regulated

External customers	41,795	41,242	52,681
Intersegment	3,446	3,591	3,869
Total Regulated	45,241	44,833	56,550
Non-regulated
External customers	27,045	22,888	33,507
Eliminations for intersegment	(3,446)	(3,591)	(3,869)
Total operating revenues	68,840	64,130	86,188

Operating Expenses
Regulated
Purchased natural gas	12,562	11,704	22,729
Depreciation and amortization	6,323	6,328	6,293
Other	18,240	16,033	15,819
Total regulated	37,125	34,065	44,841
Non-regulated
Purchased natural gas	19,981	17,621	26,713
Depreciation and amortization	93	88	84
Other	4,084	4,513	5,455
Total non-regulated	24,158	22,222	32,252
Eliminations for intersegment	(3,446)	(3,591)	(3,869)
Total operating expenses	57,837	52,696	73,224

Other Income
Regulated	206	4	25
Non-regulated	—	—	—
Total other income	206	4	25

Interest Charges
Regulated	2,415	2,486	2,551
Non-regulated	47	45	50
Total interest charges	2,462	2,531	2,601

Income Tax Expense
Regulated	2,153	3,238	3,553
Non-regulated	1,078	139	339
Total income tax expense	3,231	3,377	3,892

Net Income
Regulated	3,754	4,982	5,748
Non-regulated	1,762	547	748
Total net income	5,516	5,529	6,496

Assets
Regulated	184,843	185,634	183,482
Non-regulated	5,114	3,245	4,229
Total assets	189,957	188,879	187,711

Capital Expenditures
Regulated	8,679	6,293	8,991
Non-regulated	47	10	20
Total capital expenditures	8,726	6,303	9,011

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

The number of shares of our common stock that may be issued pursuant to the Plan may not exceed in the aggregate 1,000,000 shares.  As of June 30, 2017, approximately 751,000 shares of common stock were available for issuance under the Plan, subject to the limitations imposed by our Corporate Governance Guidelines. Shares of common stock may be available from authorized but unissued shares, shares reacquired by us or shares that we purchase in the open market.  Upon vesting, the Plan allows for withholding a number of shares equal in fair value to the taxes required to satisfy statutory withholding requirements. The following table sets forth the number of shares granted by fiscal year:

	2017		2016		2015
	Shares	Grant Date Fair Value (000’s)	Shares	Grant Date Fair Value (000’s)	Shares	Grant Date Fair Value (000’s)
Stock Awards	9,600	$247	8,400	$169	22,000	443
Performance Shares	41,000	1,056	39,000	787	39,000	773
Total	50,600	$1,303	47,400	$956	61,000	1,216

Compensation expense for share-based compensation is recorded in the non-regulated segment in operation and maintenance expense in the Consolidated Statements of Income based on the fair value of the awards at the grant date and is amortized over the requisite service period. Fair value is the closing price of our common shares at the grant date. The grant date is the date at which our commitment to issue the share-based awards arises, which is generally when the award is approved and the terms of the awards are communicated to the employee or director. We initially recognize expense for our performance shares when it is probable that any stipulated performance criteria will be met. Forfeitures of awards are recognized as they occur. The following table sets forth our share-based compensation expense by fiscal year:

($000)	2017	2016	2015

Stock Awards	247	169	443
Performance Shares	45	283	652
Total	292	452	1,095

Stock Awards

In 2017, 2016 and 2015, common stock was awarded to Delta's outside directors as the equity component of their compensation and in 2015 common stock was additionally awarded to virtually all Delta employees. The recipients vested in the awards shortly after the awards were granted, but during the time between the grant dates and the vesting dates the shares awarded were not transferable by the holders. Once the shares were vested, the shares received under the stock awards were immediately transferable.

Performance Shares

In 2017, 2016 and 2015, performance shares were awarded to the Company's executive officers. The performance shares vest only if the performance objectives of the awards are met, which are based on the Company's earnings per common share for the fiscal year in which the performance shares are awarded, before any cash bonuses or share-based compensation. Upon satisfaction of the performance objectives, unvested shares are issued to the recipients and vest in one-third increments each August 31 subsequent to achieving the performance objectives as long as the recipients are employees throughout each such service period. Unvested shares of executive officers, while still employed by the Company, will fully vest upon them attaining the age of sixty-seven. The recipients of the awards also become vested as a result of certain events such as death or disability of the holders. The unvested shares have both dividend participation rights and voting rights during the remaining terms of the awards. Holders of performance shares may not sell, transfer or pledge their shares until the shares vest.

The performance objectives for the performance shares awarded in 2017 and 2016 were not satisfied and the awards were forfeited. Performance objectives for the performance shares awarded in 2015 were met and 4,000 of these shares remain unvested as of June 30, 2017. The Company will recognize the remaining $4,000 of expense associated with these shares in 2018.

Our performance shares have graded vesting schedules, and each separate annual vesting tranche is treated as a separate award for expense recognition. Compensation expense is amortized over the vesting period of the individual awards based on the probable outcome of meeting the performance objectives.

Since the performance condition has been satisfied for the shares granted in 2015, the holder of performance shares will have both dividend participation rights and voting rights during the remaining term of the awards. The holder becomes vested as a result of certain events such as death or disability of the holder. Subject to the satisfaction of the performance condition, the weighted average expected remaining vesting period at June 30, 2017 is 2 months.

The following summarizes the activity for performance shares:

	Performance shares
	Number of shares	Weighted-average grant date fair value ($ per share)

Unvested shares at June 30, 2016	28,000	20.15
Granted (a)	41,000	25.75
Vested	(24,000)	20.21
Forfeited	(41,000)	25.75
Unvested shares at June 30, 2017	4,000	19.82

(a)	Represents the maximum number of shares which could be issued based on achieving the performance criteria.

(17) Quarterly Financial Data (Unaudited)

The quarterly data reflects, in the opinion of management, all normal recurring adjustments necessary to present fairly the results for the interim periods.

($000, except per share amounts)
Quarter Ended	Operating Revenues	Operating Income (Loss)	Net Income (Loss)	Basic and Diluted Earnings (Loss) per Common Share
Fiscal 2017

September 30	10,508	(260)	(458)	(.06)
December 31	18,937	4,534	2,444.34
March 31	26,787	6,993	4,021.56
June 30	12,608	(263)	(491)	(.07)

Fiscal 2016

September 30	10,393	(133)	(524)	(.08)
December 31	16,673	3,478	1,803.25
March 31	26,202	7,084	3,983.56
June 30	10,861	1,004	267.05

(18) Merger with PNG Companies, LLC

On February 20, 2017, we entered into a Merger Agreement with PNG and Drake Merger Sub Inc. (“Merger Sub”), a new wholly owned subsidiary of PNG. A special meeting of shareholders was held on June 1, 2017 where shareholders voted and approved the Merger and on August 15, 2017, the Kentucky Public Service Commission issued an order granting unconditional approval of the Merger. The Merger Agreement provides for the merger of Merger Sub with and into Delta, with Delta surviving as a wholly owned subsidiary of PNG. At the effective time of the Merger, subject to customary closing conditions, each share of Delta common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $30.50 in cash per share, without interest, less any applicable withholding taxes. Upon consummation of the Merger, Delta common stock will be delisted from NASDAQ and the bank line of credit will be terminated. We anticipate closing to occur by September 30, 2017.

Subsequent to closing of the Merger, a stub period dividend will be paid to Delta’s shareholders of record immediately prior to closing which is a prorated quarterly dividend calculated in accordance with the terms of the Merger Agreement.

In connection with this transaction, in 2017 we incurred $1,612,000 of Merger-related expenses for costs paid to outside parties, which are reflected in operation and maintenance in the Consolidated Statement of Income. This amount does not include the cost of company personnel participating in Merger-related activities. Refer to Note 13 of the Notes to Consolidated Financial Statements for a discussion of litigation related to the Merger.

SCHEDULE II
DELTA NATURAL GAS COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2017, 2016 and 2015

		Column C		Column D
Column A	Column B	Additions		Deductions	Column E

			Charged to
	Balance at	Charged to	Other	Amounts
	Beginning of	Costs and	Accounts -	Charged Off	Balance at
Description	Period	Expenses	Recoveries	Or Paid	End of Period

Deducted From the Asset to Which it Applies - Allowance for doubtful accounts for the years ended:

June 30, 2017	$300,696	$1,240	$40,716	$170,861	$171,791
June 30, 2016	258,400	247,724	122,364	327,792	300,696
June 30, 2015	360,000	170,631	237,267	509,498	258,400